Form 10-Q
period 1996-06-30
ACX TECHNOLOGIES INC
filed 1996-08-09
CIK 892793

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended June 30, 1996

                               OR

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to              .

Commission file number:  0-20704

                          ACX TECHNOLOGIES, INC.
          (Exact name of registrant as specified in its charter)

           Colorado                             84-1208699
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

      16000 Table Mountain Parkway,  Golden, Colorado    80403
          (Address of principal executive offices)     (Zip Code)

                              (303) 271-7000
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes [X]                    No [  ]

There were 27,913,312 shares of common stock outstanding as of August 8, 1996.


                         ACX TECHNOLOGIES, INC.
                      CONSOLIDATED INCOME STATEMENT
                    (In thousands, except share data)

                          Three months ended     Six months ended
                              June 30,               June 30,
                           1996      1995         1996      1995

Net sales               $183,987    $169,235    $361,125  $325,119

Costs and expenses:
  Cost of goods sold     142,585     128,776     281,063   249,849
  Marketing, general and
administrative            19,507      19,237      39,095    37,502
  Research and
development                3,771       4,763       7,394     9,210
    Total operating
expenses                 165,863     152,776     327,552   296,561

Operating income          18,124      16,459      33,573    28,558

Other income - net            24          51          41       140
Interest expense - net    (2,182)     (2,221)     (3,788)   (4,672)

Income from continuing
operations before income
taxes                     15,966      14,289      29,826    24,026
Income tax expense         6,200       5,550      11,900     9,400

Income from continuing
operations                 9,766       8,739      17,926    14,626

Discontinued operations:
Income (loss) from
discontinued operations
of  Golden Aluminum
Company                       --       1,180      (5,033)    3,943

Loss on disposal of
Golden Aluminum Company       --          --     (70,000)       --

Net income (loss)         $9,766      $9,919    ($57,107)  $18,569

Net income (loss) per
share of common stock:

Income from continuing
operations                 $0.34       $0.32       $0.63     $0.53

Income (loss) from
discontinued operations       --        0.04       (2.62)     0.14

Net income (loss) per
share                      $0.34       $0.36      ($1.99)    $0.67

Weighted average shares
outstanding               28,813      27,686      28,645    27,566

See Notes to Consolidated Financial Statements.


                          ACX TECHNOLOGIES, INC.
                        CONSOLIDATED BALANCE SHEET
                     (In thousands, except share data)

                                          June 30,     December 31,
                                            1996           1995
ASSETS
Current assets
  Cash and cash equivalents                $18,783       $52,686
  Accounts and notes receivable             80,123        98,061
  Inventories:
    Finished                                39,330        41,228
    In process                              28,022        41,712
    Raw materials                           27,897        34,560
Total inventories                           95,249       117,500
  Deferred tax asset                        17,893         7,275
  Other assets                              10,947        16,986
  Net current assets of discontinued
operations (Note 1)                         60,123            --
    Total current assets                   283,118       292,508
Properties, at cost less accumulated
depreciation and amortization of
$263,179 in 1996 and $322,263 in 1995      260,260       426,832
Other assets                                63,467        66,146
Noncurrent assets of discontinued
operations (Note 1)                        112,121            --

Total assets                              $718,966      $785,486
LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt                           $ 10,000      $     --
Other current liabilities                  124,367       123,707
Total current liabilities                  134,367       123,707

Long-term debt                             100,000       100,000
Deferred income taxes                           --        22,970
Accrued postretirement benefits             27,501        27,008
Other long-term liabilities                 25,247        23,427
Shareholders' equity
Preferred stock, non-voting, $0.01 par
value, 20,000,000 shares authorized and
no shares issued or outstanding                 --            --
Common stock, $0.01 par value
100,000,000 shares authorized and
27,906,000 and 26,917,000 issued and
outstanding at June 30, 1996, and
December 31, 1995                              280           269
Paid-in capital                            442,874       441,220
Retained earnings (deficit)                (12,355)       45,587
Cumulative translation adjustment and
other                                        1,052         1,298
  Total shareholders' equity               431,851       488,374
Total liabilities and shareholders'
equity                                    $718,966      $785,486

See Notes to Consolidated Financial Statements.


                          ACX TECHNOLOGIES, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                             (In thousands)

                                          Six months ended
                                                June 30,
                                           1996         1995

Cash flows from operating activities:
Net income (loss)                        ($57,107)     $18,569
Adjustments to reconcile net income
 (loss) to net cash provided by (used
  in) operating activities:
      Loss on disposal of discontinued
operations, net of tax                     70,000           --
      Depreciation and amortization        24,648       24,330
      Change in deferred income taxes         603        1,406
      Change in accrued postretirement
benefits                                      493          618
      Change in current assets and
current liabilities                       (43,586)     (18,160)
      Change in deferred items and
other                                        (960)        (558)

      Net cash provided by (used in)
operating activities                       (5,909)      26,205

Cash flows used in investing
activities:
  Additions to properties                 (29,190)     (24,075)
  Other                                    (1,796)       7,515

      Net cash used in investing
activities                                (30,986)     (16,560)

Cash flows provided by (used in)
financing activities:

  Short-term borrowings (repayments)        2,514       (3,600)
  Proceeds from long-term debt                ---          819
  Other                                       478        2,604

      Net cash provided by (used in)
financing activities                        2,992         (177)

Cash and cash equivalents:
  Net increase (decrease) in cash and
cash equivalents                          (33,903)       9,468
  Balance at beginning of period           52,686        9,777
  Balance at end of period                $18,783      $19,245

See Notes to Consolidated Financial Statements.


             ACX TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Discontinued Aluminum Operations

On April 24, 1996, the Board of Directors of ACX Technologies, Inc. (ACX Technologies or the Company) adopted a plan to dispose of the assets of Golden Aluminum Company (Golden Aluminum). The disposition is expected to be completed within one year and is expected to result in an estimated after-tax loss of approximately $70 million, including approximately $11.5 million of after-tax losses associated with ongoing activities of Golden Aluminum through the disposition date. Accordingly, the historical results for Golden Aluminum and the estimated loss through the disposition date have been classified as discontinued operations for all periods presented in the consolidated statement of income.

Selected financial data for Golden Aluminum, in thousands, are summarized as follows:

                            Three months ended   Six months ended
                                June 30,             June 30,
                             1996      1995       1996      1995

Revenues                   $38,550   $72,795    $ 71,243  $143,867

Income (loss) from
operations
   before income taxes     $     -   $ 1,980    ($ 8,033) $  6,843

Income tax (expense)
benefit                          -      (800)      3,000    (2,900)

Income (loss) from
operations                       -     1,180     ( 5,033)    3,943


Loss on disposal before
income taxes                     -         -     (92,000)        -

Loss on operations during
disposition period before
income taxes                     -         -     (18,000)        -

Income tax benefit               -         -      40,000         -
Net income (loss)          $     -   $ 1,180    ($75,033)  $ 3,943

Per common share:
Net income (loss) from
operations                 $     -   $  0.04    ($  0.18)  $  0.14
Estimated loss on disposal       -         -    (   2.44)        -
Net income (loss)          $     -   $  0.04    ($  2.62)  $  0.14

The assets and liabilities of Golden Aluminum which are held for sale have been separately identified on the June 30, 1996 consolidated balance sheet as net current or noncurrent assets of discontinued operations. The consolidated balance sheet at December 31, 1995 has not been restated. The consolidated statement of cash flows for the six months ended June 30, 1996 and 1995 has not been restated for the discontinued operation and therefore, includes sources and uses of cash for Golden Aluminum.

Significant estimates have been made by management with respect to the loss on disposal of Golden Aluminum. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term.

Note 2.  Restructuring Charges

During the fourth quarter of 1995, the Company recorded a charge of $8.0 million primarily related to the elimination of certain non-strategic operations and cost reduction measures. Of this amount, $1.7 million related to costs associated with the elimination of 43 positions within Golden Aluminum's metal procurement function and Golden Technologies' ceramic research
and development activities.   These positions were eliminated in
the fourth quarter of 1995. Prior to the second quarter 1996, $1.2 million was paid. In the second quarter of 1996, $0.5 million was paid and charged against the accrual. The remaining restructuring charge of $6.3 million related primarily to non-cash exit costs associated with the decision to sell Lauener Engineering.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

On April 24, 1996, the Board of Directors of ACX Technologies, Inc. (ACX Technologies or the Company) adopted a plan to dispose of the assets of the Company's aluminum business, Golden Aluminum Company (Golden Aluminum). Consequently, the results of Golden Aluminum are reported as discontinued operations on the consolidated income statement of ACX Technologies. The assets and liabilities of Golden Aluminum which are held for sale have been separately identified on the June 30, 1996 consolidated balance sheet as net current or noncurrent assets of discontinued operations. The consolidated balance sheet at December 31, 1995 has not been restated. The consolidated statement of cash flows for the six months ended June 30, 1996 and 1995 has not been restated for the discontinued operations and therefore, includes sources and uses of cash for Golden Aluminum.

Results from Continuing Operations

Consolidated net sales for the six months and three months ended June 30, 1996, increased $36.0 million or 11.1 percent and $14.8 million or 8.7 percent, respectively, when compared to the same periods in 1995. The 1996 acquisition of Gravure Packaging, Inc. located in Richmond, Virginia, by Graphic Packaging Corporation (Graphic Packaging) and additional sales volume at some Coors Ceramics Company (Coors Ceramics) locations contributed nearly 90 percent of the sales growth experienced in both periods.

Consolidated gross margin (gross profit as a percent of net sales) for the six month period decreased from 23.2 percent in 1995 to 22.2 percent in 1996; the three month period experienced a similar decrease from 23.9 percent in 1995 to 22.5 percent in 1996. The largest factor in the decline was Coors Ceramics' advanced electronic package division which continued to experience a decline in sales and margins. These declines were offset, in part, by improved margins at Coors Ceramics' structural division and at Graphic Packaging.

For the six months ended June 30, 1996, consolidated operating income increased $5.0 million or 17.6 percent over the 1995 amount of $28.6 million. For the three months ended June 30, 1996, the increase was $1.7 million or 10.1 percent to $18.1 million. On a year-to-date and quarterly basis, Graphic Packaging was favorably impacted by its 1996 acquisition of the Richmond facility. In the six month and quarter-only periods ending June 30, 1996, Coors Ceramics experienced volume growth in its structural division. However in the quarter-only period, the operating income growth in structural products was more than offset by the diminished sales to the telecommunications market.

Interest expense - net for the first half of 1996 was $3.8 million compared to $4.7 million in the 1995 period; a favorable change of $0.9 million. Interest expense - net for the second quarter of 1996 and 1995 was $2.2 million. The reduction of interest expense in the six month period of 1996 related to reduced short-term borrowings during the first quarter of 1996 when compared to same period in 1995. Additionally, increased interest income was recorded during the first half of 1996 as compared to 1995 due to the investment of positive cash balances.

Liquidity and Capital Resources

The Company's liquidity is generated from both internal and external sources and is used to fund short-term working capital needs, capital expenditures and acquisitions. Internally generated liquidity is measured by net cash from operations as discussed below and working capital. At June 30, 1996, the Company's working capital (excluding the net current assets of the discontinued operation) was $88.6 million with a current ratio of 1.7 to 1. The Company considers its working capital sufficient to meet its anticipated short-term requirements. For long-term requirements, the Company has access to a $125 million unsecured, committed revolving credit facility under which $10.0 million was borrowed at June 30, 1996.

Net cash used by operations for the six months ended June 30, 1996 was $5.9 million. Contributing to this usage was an increase in working capital at Coors Ceramics and Graphic Packaging to support increased sales. Golden Aluminum's inventories increased $5.2 million since year-end 1995. Capital expenditures of $29.2 million in the first six months of 1996 accounted for the majority of the net cash used in investing activities. Coors Ceramics incurred approximately 60 percent of these expenditures. The remainder was spent at Graphic Packaging and Golden Technologies. In addition, in connection with the acquisition of the Richmond facility by Graphic Packaging in first quarter 1996, the Company used $7.5 million to reduce short-term borrowings. Offsetting this use in the year-to-date period was the borrowing of $10.0 million under the committed credit facility.

Segment Information

The Company's continuing operations include two reportable business segments -- Coors Ceramics and Graphic Packaging. The ceramics segment includes operations that manufacture advanced technical ceramic products. The packaging segment produces high-value consumer and industrial flexible packaging and folding cartons. In addition, the Company operates Golden Technologies Company, Inc. (Golden Technologies), which includes operations that produce high-fructose corn syrup, refined corn starch and other food ingredients, operations that are developing biodegradable polymers and photovoltaics and a real estate partnership. Net sales and operating income for the second quarter and six months of 1996 and 1995 are summarized by segment below:

Second Quarter Only
(in thousands)
                                                Operating
                           Net Sales           Income(Loss)
                         1996       1995       1996     1995
Coors Ceramics         $71,027    $69,679    $11,947   $13,503
Graphic Packaging       91,752     80,482     11,208     9,397
Golden Technologies     21,208     19,074     (3,439)   (4,047)
Corporate                    -          -     (1,592)   (2,394)
                      $183,987   $169,235    $18,124   $16,459


Year-To-Date
(in thousands)
                                                 Operating
                            Net Sales           Income(Loss)
                         1996       1995       1996      1995
Coors Ceramics        $145,415   $133,555    $24,599   $23,084
Graphic Packaging      174,117    153,994     18,764    17,193
Golden Technologies     41,593     37,570     (6,109)   (7,092)
Corporate                    -          -     (3,681)   (4,627)
                      $361,125   $325,119    $33,573   $28,558


COORS CERAMICS

Coors Ceramics reported a slight increase in sales for second quarter 1996 compared to second quarter 1995; sales were up $1.3 million or 1.9 percent from $69.7 million to $71.0 million. Operating income decreased $1.6 million from $13.5 million in 1995 to $11.9 million in 1996. Although the structural division continued to experience volume gains in fluid dispensing, power generation and pulp and paper markets, this performance was offset by the diminished sales volume in the telecommunications market of advanced ceramic packages.

During the first six months of 1996, Coors Ceramics' sales increased $11.9 million or 8.9 percent from $133.6 million in the comparable 1995 period to $145.4 million. The increase came primarily from volume gains in the structural division experienced in fluid dispensing, power generation and pulp and paper markets. Additionally, sales of structural ceramics to the semi-conductor industry are up over 1995, although the rate of growth has slowed. Lastly, sales to the oilfield market increased over those reported in the 1995 period. Offsetting these increases was a significant decline in sales of advanced ceramic packages primarily to the telecommunications industry. Operating income increased 6.6 percent or $1.5 million in the 1996 six month period when compared to the same period in 1995. Contributing to this increase was the strong performance in the structural division, offset in large part by the negative results posted in the advanced ceramic packages division. The 1996 outlook is for continued demand in structural products and softness in the electronics and advanced ceramic package segments. These market conditions may result in Coors Ceramics reporting 1996 operating income of less than the record $47.4 million reported in 1995.

GRAPHIC PACKAGING

Graphic Packaging's 1996 second quarter sales of $91.8 million increased $11.3 million over the 1995 second quarter. The acquisition of the Richmond facility contributed $10.4 million of this increase. Folding carton sales exclusive of the Richmond facility increased $1.5 million, primarily related to sales of high-impact cereal packaging. The flexible division's sales were down $0.7 million to $38.4 million for the quarter. Second quarter 1996 operating income improved $1.8 million, of which approximately one-half related to the Richmond facility. The remaining increase was attributable to improved production efficiencies in the folding carton division offset in part by the start up of new presses and costs related to facility expansions.

Graphic Packaging reported sales of $174.1 million for the first six months of 1996, an increase of $20.1 million or 13.1 percent over the 1995 first half. Operating income for the 1996 year-to-date period improved $1.6 million to $18.8 million. The acquisition of the Richmond facility contributed $21.1 million to the net sales increase and $1.6 million to operating income. Although the remaining folding carton and flexible operations were down slightly in sales, Graphic Packaging was able to maintain 1996 operating income for these plants at the 1995 operating income level through increased production efficiencies in its folding carton division, offset in part by higher costs associated with expanded facilities and the start up of new presses. Graphic Packaging believes it is on track to achieve its eighth consecutive year of sales and earnings growth in 1996.

GOLDEN TECHNOLOGIES

Golden Technologies reported sales for the second quarter of 1996 of $21.2 million compared to the $19.1 million reported in the year earlier period. For the same period in 1996 the operating loss was $3.4 million. This compared favorably to the loss reported in the 1995 second quarter of $4.0 million and was the result of increased volume and sale prices of commodity by-products.

Net sales for the six months ended June 30, 1996, were $41.6 million compared to $37.6 million recorded in 1995. This $4.0 million increase (10.7 percent) was the result of increased volume and prices in sales of commodity by-products. Sales for the corn wet milling business were unchanged from the first six months of 1995. The operating loss for 1996 was $6.1 million or $1.0 million less than the loss reported in the first six months of 1995. Contributing to this change was the favorable volume and prices experienced in the sales of by-products and the timing of sales recorded by the real estate partnership. Golden Technologies continues to evaluate opportunities to commercialize its development efforts in biodegradable polymers and solar energy systems.

Forward-Looking Statements

Some of the statements in this Form 10-Q Quarterly Report, as well as statements by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions;
(ii) changes in industries in which the Company does business, such as beverage, telecommunications, automotive and semiconductor; (iii) the loss of major customers; (iv) the loss of market share and increased competition in certain markets; (v) industry shifts to alternative materials, such as replacement of ceramics by plastics and competitors offering products with characteristics similar to the Company's products; (vi) changes in consumer buying habits; (vii) governmental regulation including environmental laws; and (viii) other factors over which the Company has little or no control.

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management of ACX Technologies, such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations. All adjustments made to the interim financial statements presented are of a normal recurring nature. The results of operations for the second quarter ended June 30, 1996, may not be indicative of results that may be expected for the year ending December 31, 1996.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit
Number              Document Description

2.1       Plan  of  disposition of Golden  Aluminum
          Company.  (Incorporated by reference to Exhibit
          2.1 to Form 10-Q filed on May 3, 1996, file No.
          0-20704)
3.1       Articles of Incorporation of  Registrant.
          (Incorporated  by reference to Exhibit  3.1  to
          Form  10 filed on October 6, 1992, file No.
          0-20704)
3.1A      Articles of Amendment to Articles of
          Incorporation  of Registrant. (Incorporated  by
          reference  to Exhibit 3.1A to Form 8  filed  on
          December 3, 1992, file No. 0-20704)
3.2       Bylaws  of  Registrant,  as   amended.
          (Incorporated  by reference to Exhibit  3.2  to
          Form 10-K filed on March 8, 1994, file number
          0-20704)
4         Form of Stock Certificate of Common Stock.
          (Incorporated by reference to Exhibit 4 to Form
          10-K filed on March 7, 1996, file No. 0-20704)
27        Financial Data Schedule

(b)  Reports on Form 8-K

     There were no reports filed on Form 8-K during the quarter ended June 30, 1996.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 8, 1996             By Jed J. Burnham
                                 (Chief Financial Officer and
                                  Treasurer)

Date: August 8, 1996             By Gail A. Constancio
                                 (Controller and Principal
                                  Accounting Officer)