Form 10-Q
period 1996-09-30
ACX TECHNOLOGIES INC
filed 1996-11-07
CIK 892793

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended September 30, 1996

                               OR

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to          .
Commission file number:  0-20704

                     ACX TECHNOLOGIES, INC.
     (Exact name of registrant as specified in its charter)

           Colorado                          84-1208699
(State or other jurisdiction of    (I.R.S. Employer Identification
incorporation or organization)       No.)

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

                Yes [X]                    No [  ]

There were 27,920,908 shares of common stock outstanding as of November 5, 1996.


                           ACX TECHNOLOGIES, INC.
                      CONSOLIDATED INCOME STATEMENT
                  (In thousands, except per share data)

                                  Three months              Nine months
                                      ended                   ended
                                  September 30,            September 30,
                                 1996        1995        1996       1995

Net sales                      $175,154    $171,210   $536,279  $496,329

Costs and expenses:
  Cost of goods sold            137,218     130,248    418,281   380,097
  Marketing, general and
administrative                   18,459      18,475     57,554    55,977
  Research and development        3,602       3,161     10,996    12,371
    Total operating expenses    159,279     151,884    486,831   448,445

Operating income                 15,875      19,326     49,448    47,884

Other income - net                   21         245         62       385
Interest expense - net           (1,714)     (2,039)    (5,502)   (6,711)

Income from continuing
operations before income taxes   14,182      17,532     44,008    41,558
Income tax expense                5,600       6,900     17,500    16,300

Income from continuing
operations                        8,582      10,632     26,508    25,258

Discontinued operations:
Income (loss) from
discontinued operations
of Golden Aluminum Company           --      (3,676)    (5,033)      267

Loss on disposal of Golden
Aluminum Company                     --         --     (70,000)       --

Net income (loss)                $8,582      $6,956   ($48,525)  $25,525

Net income (loss) per share of
common stock:

Income from continuing
operations                        $0.30       $0.38      $0.93     $0.91

Income (loss) from
discontinued operations              --       (0.13)     (2.62)     0.01

Net income (loss) per share       $0.30       $0.25     ($1.69)    $0.92

Weighted average shares
outstanding                      28,633      28,020     28,641    27,717


See Notes to Consolidated Financial Statements.


                                   ACX TECHNOLOGIES, INC.
                                CONSOLIDATED BALANCE SHEET
                             (In thousands, except share data)

                                        September 30,   December 31,
                                            1996            1995
ASSETS
Current assets:
  Cash and cash equivalents                  $18,999        $52,686
  Accounts and notes receivable               73,278         98,061
  Inventories:
    Finished                                  40,700         41,228
    In process                                29,118         41,712
    Raw materials                             28,485         34,560
Total inventories                             98,303        117,500
  Deferred tax asset                          15,670          7,275
  Other assets                                12,433         16,986
  Net current assets of discontinued
  operations (Note 1)                         52,258             --
    Total current assets                     270,941        292,508

Properties at cost less accumulated
depreciation and amortization of
$271,485 in 1996 and $322,263 in 1995        261,988        426,832
Other assets                                  64,667         66,146
Noncurrent assets of discontinued
operations (Note 1)                          110,508             --

Total assets                                $708,104       $785,486

LIABILITIES AND SHAREHOLDERS' EQUITY

Total current liabilities                   $113,020       $123,707

Long-term debt                               100,000        100,000
Deferred income taxes                             --         22,970
Accrued postretirement benefits               27,720         27,008
Other long-term liabilities                   26,566         23,427

Shareholders' equity
Preferred stock, non-voting, $0.01 par
value, 20,000,000 shares authorized and
no shares issued or outstanding                   --             --
Common stock, $0.01 par value
100,000,000 shares authorized and
27,918,000 and 26,917,000 issued and
outstanding at September 30, 1996, and
December 31, 1995                                280            269
Paid-in capital                              443,061        441,220
Retained earnings (deficit)                   (3,771)        45,587
Cumulative translation adjustment and
other                                          1,228          1,298
  Total shareholders' equity                 440,798        488,374
Total liabilities and shareholders'
equity                                      $708,104       $785,486

See Notes to Consolidated Financial Statements.



                              ACX TECHNOLOGIES, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)

                                           Nine months ended
                                             September 30,
                                           1996         1995

Cash flows from operating activities:
Net income (loss)                        ($48,525)     $25,525
Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities:
      Loss on disposal of discontinued
      operations, net of tax               70,000           --
      Depreciation and amortization        36,989       36,766
      Change in deferred income taxes       3,116        2,212
      Change in accrued postretirement
      benefits                                712          974
      Change in current assets and
      current liabilities                 (44,762)     (15,316)
      Change in deferred items and
      other                                     2          782

      Net cash provided by operating
      activities                           17,532       50,943

Cash flows provided by (used in)
investing activities:
  Additions to properties                 (41,401)     (40,397)
  Acquisitions, net of cash acquired      (12,536)         ---
  Other                                     2,063        8,302

      Net cash used in investing
      activities                          (51,874)     (32,095)

Cash flows provided by (used in)
financing activities:
  Short-term debt repayments                  ---       (3,600)
  Long-term debt repayments                   ---         (116)
  Other                                       655        4,207

      Net cash provided by financing
      activities                              655          491

Cash and cash equivalents:
  Net increase (decrease) in cash and
  cash equivalents                        (33,687)      19,339
  Balance at beginning of period           52,686        9,777
  Balance at end of period                $18,999      $29,116


See Notes to Consolidated Financial Statements.


             ACX TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Discontinued Aluminum Operations

On April 24, 1996, the Board of Directors of ACX Technologies, Inc. (the Company) adopted a plan to dispose of the assets of Golden Aluminum Company (Golden Aluminum). In conjunction with this plan, the Company recorded an estimated after-tax loss of approximately $70 million, including approximately $11.5 million of after-tax losses associated with ongoing activities of Golden Aluminum through the disposition date. Accordingly, the historical results for Golden Aluminum and the estimated loss through the disposition date have been classified as discontinued operations for all periods presented in the consolidated income statement. Currently, the Company is in the process of evaluating the offers received for Golden Aluminum and management believes the Company can reach a definitive agreement by the end of 1996. Consumation of the transaction could result in an adjustment to the estimated loss for Golden Aluminum.

Selected financial data for Golden Aluminum, in thousands, are summarized as follows:

                             Three months ended     Nine months ended
                               September 30,          September 30,
                             1996        1995        1996       1995

Revenues                    $57,892      $49,806    $129,135  $193,673

Income (loss) from
operations before
income taxes               $      -    ($  6,176)   ($ 8,033) $    667

Income tax (expense)
benefit                           -        2,500       3,000      (400)

Income (loss) from
operations                        -       (3,676)    ( 5,033)      267

Loss on disposal before
income taxes                      -            -     (92,000)        -

Loss on operations during
disposition period before
income taxes                      -            -     (18,000)        -

Income tax benefit                -            -      40,000         -
Net income (loss)          $      -     ($ 3,676)   ($75,033)  $   267

Per common share:
Income (loss) from
operations                 $      -    ($   0.13)  ($   0.18) $   0.01
Estimated loss on disposal        -            -   (    2.44)        -
Net income (loss)          $      -    ($   0.13)  ($   2.62) $   0.01

The assets and liabilities of Golden Aluminum which are held for sale have been separately identified on the September 30, 1996 consolidated balance sheet as net current or noncurrent assets of discontinued operations. The consolidated balance sheet at December 31, 1995 has not been restated. The consolidated statement of cash flows for the nine months ended September 30, 1996 and 1995 has not been restated for the discontinued operation and therefore, includes sources and uses of cash for Golden Aluminum.

Significant estimates have been made by management with respect to the loss on disposal of Golden Aluminum. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term.
 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On April 24, 1996, the Board of Directors of ACX Technologies, Inc. (ACX Technologies or the Company) adopted a plan to dispose of the assets of the Company's aluminum business, Golden Aluminum Company (Golden Aluminum). Consequently, the results of Golden Aluminum are reported as discontinued operations on the consolidated income statement of ACX Technologies. The assets and liabilities of Golden Aluminum which are held for sale have been separately identified on the September 30, 1996 consolidated balance sheet as net current or noncurrent assets of discontinued operations. The consolidated balance sheet at December 31, 1995 has not been restated. The consolidated statement of cash flows for the nine months ended September 30, 1996 and 1995 has not been restated for the discontinued operations and, therefore, includes sources and uses of cash for Golden Aluminum.

Results from Continuing Operations

Consolidated net sales for the three months and nine months ended September 30, 1996 (third quarter and first nine months), increased $3.9 million or 2.3 percent and $40.0 million or 8.0 percent, respectively, when compared to the same periods in 1995. In the third quarter, Graphic Packaging Corporation (Graphic Packaging) experienced an increase in sales of $8.4 million primarily related to the 1996 acquisition of Gravure Packaging, Inc., located in Richmond, Virginia (the Richmond Facility).
This increase was partially offset by lower sales at Coors Ceramics Company (Coors Ceramics) when compared to the 1995 third quarter record of $70.2 million. Coors Ceramics' decline is primarily related to continued industry-wide softness in the telecommunications and semiconductor industries. For the first nine months of 1996, consolidated sales growth was primarily the result of the Richmond Facility acquisition at Graphic Packaging and Coors Ceramics' year-to-date sales increase in certain structural product lines which exceeded the decline related to the weak telecommunications and semiconductor industries.

Consolidated gross margin (gross profit as a percent of net sales) for the third quarter decreased from 23.9 percent in 1995 to 21.7 percent in 1996; the nine month period experienced a similar decrease from 23.4 percent in 1995 to 22.0 percent in 1996. The decline in both periods was primarily attributable to lower sales by Coors Ceramics to the telecommunications and semiconductor markets and to lower margins for high-fructose corn syrup at Golden Technologies Company, Inc. (Golden Technologies). These declines were offset, in part, by improved margins at Graphic Packaging.

For the three months ended September 30, 1996, operating income decreased $3.5 million or 17.9 percent to $15.9 million. For the first nine months of 1996, consolidated operating income increased $1.5 million to $49.4 million, or 3.3 percent over the 1995 amount of $47.9 million.. On a year-to-date and quarterly basis, Graphic Packaging was favorably impacted by its 1996 acquisition of the Richmond Facility and Coors Ceramics experienced operating income growth in its structural division. However, in the quarter-only period, the operating income growth in the structural division was more than offset by diminished sales to the slowing telecommunications and semiconductor markets.

Interest expense - net for the third quarter of 1996 decreased to $1.7 million from $2.0 million for the 1995 third quarter due to reduced borrowings attributed to continuing operations. Interest expense - net for the first nine months of 1996 was $5.5 million compared to $6.7 million in the 1995 period, a decrease of $1.2 million. The reduction of interest expense in the nine month period of 1996 related to reduced short-term borrowings during the first and third quarters of 1996 when compared to the same periods in 1995.

Liquidity and Capital Resources

The Company's liquidity is generated from both internal and external sources and is used to fund short-term working capital needs, capital expenditures and acquisitions. Internally generated liquidity is measured by net cash from operations as discussed below and working capital. At September 30, 1996, the Company's working capital (excluding the net current assets of the discontinued operation) was $105.7 million with a current ratio of 1.9 to 1. The Company considers its working capital sufficient to meet its anticipated short-term requirements. For long-term requirements, the Company has access to a $125 million unsecured, committed revolving credit facility. There were no borrowings on this facility as of September 30, 1996.

Net cash provided by operations for the nine months ended September 30, 1996 was $17.5 million. Contributing to the cash provided was income from continuing operations and a reduction of inventories at Golden Aluminum, offset in part by additional working capital at the other companies as well as losses incurred at Golden Aluminum. In the first nine months of 1996, the majority of net cash used in investing activities consisted of capital expenditures of $41.4 million. Coors Ceramics' share of the capital expenditures was approximately 56 percent while Graphic Packaging accounted for 23 percent. The remainder was spent primarily at Golden Technologies. Consolidated spending during the year has been primarily for technological upgrades to machinery and equipment and related computer systems as well as costs associated with facility expansions and reconfigurations. In addition, the Company spent $12.5 million on acquisitions, primarily the Graphic Packaging acquisition of Gravure Packaging, Inc.

Segment Information

The Company's continuing operations include two primary businesses -- Coors Ceramics and Graphic Packaging. The ceramics segment includes operations that manufacture advanced technical ceramic products. The packaging segment produces high-value added consumer and industrial flexible packaging and folding cartons. In addition, the Company operates Golden Technologies, which includes operations that produce high-fructose corn syrup, refined corn starch and other food ingredients, operations that are developing biodegradable polymers, a real estate partnership and an operation involved in the distribution of solar electric systems. Net sales and operating income for the third quarter and nine months of 1996 and 1995 are summarized by segment below:


3RD QUARTER ONLY
(In thousands)
                                                Operating
                            Net Sales          Income (Loss)
                         1996      1995       1996     1995
Coors Ceramics          $64,434   $70,224    $9,467   $14,391
Graphic Packaging        87,939    79,573    11,121     9,563
Golden Technologies      22,781    21,413    (2,717)   (2,222)
Corporate                     -         -    (1,996)   (2,406)
                       $175,154  $171,210   $15,875   $19,326


3RD QUARTER YEAR-TO-DATE
(In thousands)
                                                Operating
                            Net Sales         Income (Loss)
                         1996      1995       1996     1995
Coors Ceramics         $209,849  $203,779   $34,066   $37,475
Graphic Packaging       262,056   233,567    29,885    26,756
Golden Technologies      64,374    58,983    (8,826)   (9,314)
Corporate                     -         -    (5,677)   (7,033)
                       $536,279  $496,329   $49,448   $47,884


COORS CERAMICS

Coors Ceramics reported a decrease in sales and operating income for the third quarter of 1996 compared to the all-time record reached in the third quarter of 1995. Sales were down $5.8 million or 8.2 percent from $70.2 million in 1995 to $64.4 million in 1996. Operating income decreased $4.9 million from $14.4 million in 1995 to $9.5 million in 1996. Although the structural division continued to experience volume gains in fluid dispensing, power generation, automotive and pulp and paper markets, this performance was offset by the diminished volume of the electronic and structural divisions' sales to the semiconductor market. The structural division's decrease related to the semiconductor industry's 15 percent decline in profits during the 3rd quarter of 1996 and the corresponding drop in new
and expanded semiconductor fabrication capacity.   In addition,
the transition to just-in-time inventory practices by certain customers and a slowdown in the electronics industry negatively impacted sales. Coors Ceramics also experienced a decline of more than sixty percent in sales of advanced ceramic packages due to the currently volatile telecommunications market.

During the first nine months of 1996, Coors Ceramics' sales increased $6.1 million or 3.0 percent from the comparable 1995 period to $209.8 million in 1996. The increase came primarily from volume gains the structural division experienced in fluid dispensing, power generation, automotive, pulp and paper, and oilfield markets. However, sales of ceramics to the semiconductor industry are down compared to 1995. Also offsetting these increases was a decline of more than fifty percent in sales of advanced ceramic packages primarily due to the industry-wide slowdown in the telecommunications industry. The operating income decline of 9.1 percent or $3.4 million in the 1996 nine month period when compared to the same period in 1995 was primarily related to the sales declines mentioned above.

The outlook for the remainder of 1996 is for continued steady demand for structural products except for semiconductor fabrication components. Softness in the electronics and advanced ceramic package segments is expected to continue for the remainder of 1996. These market conditions will likely result in Coors Ceramics reporting 1996 operating income of less than the record $47.4 million reported in 1995. Future sales of electronic ceramics and advanced ceramic packages is expected to improve slowly through the first half of 1997.

GRAPHIC PACKAGING

Graphic Packaging's 1996 third quarter sales of $87.9 million increased $8.4 million over the 1995 third quarter. The acquisition of the Richmond Facility contributed $12.1 million of this increase. Folding carton sales exclusive of the Richmond Facility decreased slightly, primarily because of slightly lower sales volumes to the beverage industry. The flexible division's sales were down $3.1 million to $37.1 million for the quarter due to a combination of lower snack food volumes, the elimination of less profitable extruded film business, lower selling prices related to pass-throughs to customers of lower raw material prices and customer-initiated packaging specification changes that reduce total package cost. Third quarter 1996 operating income improved $1.6 million, primarily related to the Richmond Facility acquisition. In addition, the elimination of certain extruded film business in the flexible division improved this division's 1996 operating margin when compared to 1995. The remaining increase in operating income was attributable to improved production efficiencies in the folding carton division.

Graphic Packaging reported sales of $262.1 million for the first nine months of 1996, an increase of $28.5 million or 12.2 percent over the first nine months of 1995. Operating income for the 1996 year-to-date period improved $3.1 million to $29.9 million. The acquisition of the Richmond Facility contributed $33.2 million to the net sales increase and $2.7 million to operating income. Although sales from the base folding carton and flexible operations were down slightly, Graphic Packaging was able to improve 1996 operating income for these plants through increased production efficiencies in its folding carton division, offset in part by higher costs associated with facility expansions and the start up of new presses. Graphic Packaging believes it is on track to achieve its eighth consecutive year of sales and earnings growth in 1996.

GOLDEN TECHNOLOGIES

Golden Technologies reported sales for the third quarter of 1996 of $22.8 million compared to $21.4 million reported in the year earlier period. For the same period in 1996 the operating loss was $2.7 million compared to the loss reported in the 1995 third quarter of $2.2 million. The sales increase is primarily attributed to increased selling prices and volumes of commodity by-products offset in part by reduced selling prices for high-fructose corn syrup caused by overcapacity in this industry. The additional third quarter operating loss of $.5 million for Golden Technologies was primarily the result of higher corn costs which resulted in lower margins on high-fructose corn syrup.

Net sales for the nine months ended September 30, 1996, were $64.4 million compared to $59.0 million recorded in 1995. This $5.4 million increase, or 9.1 percent, was the result of increased volume and prices in sales of commodity by-products and additional sales by the real estate partnership. Sales for the corn wet milling business decreased slightly from the first nine months of 1995. The operating loss for 1996 was $8.8 million or $0.5 million less than the loss reported in the first nine months of 1995. Contributing to this improvement was the favorable volume and prices experienced in the sales of commodity by-products as well as the benefits being realized from the restructuring completed at the end of 1995. These favorable changes were partially offset by the lower margins on high-fructose corn syrup.

Golden Technologies continues to evaluate opportunities to commercialize its development efforts in biodegradable polymers and solar energy systems. In this regard, Golden Technologies continues to negotiate with the management of Photocomm, Inc. (NASDAQ: PCOM) to acquire a majority interest in this leading supplier of solar electric systems. In conjunction with this proposed acquisition, Golden Technologies is evaluating the future approach to its solar panel manufacturing operations. In addition, Golden Technologies is in the final stages of completing a semiworks facility which will have a 2 million pound capacity for the production of lactide monomers. This facility signifies the next step in the process of commercializing the biodegradable polymer technology. Management expects this facility to be operational in the first quarter of 1997.

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

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management of ACX Technologies, such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations. All adjustments made to the interim financial statements presented are of a normal recurring nature. The results of operations for the third quarter ended September 30, 1996, may not be indicative of results that may be expected for the year ending December 31, 1996.



Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit
Number              Document Description

2.1       Plan  of  disposition of Golden  Aluminum
          Company.  (Incorporated by reference to Exhibit
          2.1 to Form 10-Q filed on May 3, 1996, file No.
          0-20704)
3.1       Articles of Incorporation of  Registrant.
          (Incorporated  by reference to Exhibit  3.1  to
          Form  10 filed on October 6, 1992, file No.  0-
          20704)
3.1A      Articles of Amendment to Articles of
          Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1A to Form 8 filed on December 3, 1992, file No. 0-20704)
3.2       Bylaws of Registrant, as amended.
4         Form of Stock Certificate of Common Stock.
          (Incorporated by reference to Exhibit 4 to Form
          10-K filed on March 7, 1996, file No. 0-20704)

(b)  Reports on Form 8-K

     There were no reports filed on Form 8-K during the quarter ended September 30, 1996.




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 5, 1996           By /s/Jed J. Burnham
                                 (Chief Financial Officer and
                                  Treasurer)

Date: November 5, 1996           By /s/Gail A. Constancio
                                 (Controller and Principal
                                  Accounting Officer)