Form 10-K
period 1996-12-31
ACX TECHNOLOGIES INC
filed 1997-03-27
CIK 892793

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

[X]   ANNUAL  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                               OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to              .

                 Commission file number 0-20704

                     ACX TECHNOLOGIES, INC.
     (Exact name of registrant as specified in its charter)

           Colorado                        84-1208699
   (State of incorporation)     (I.R.S. Employer Identification No.)

 16000 Table Mountain Parkway,  Golden, Colorado      80403
     (Address of principal executive offices)       (Zip Code)

                         (303) 271-7000
      (Registrant's telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Act:

                       Title of each class
                              None

            Name of each exchange on which registered
                              None

   Securities registered pursuant to Section 12(g) of the Act:
                   $.01 par value Common Stock
                        (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                Yes [X]                    No [  ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 24, 1997, there were 27,970,554 shares of common stock outstanding. The aggregate market value of such shares, other than shares held by persons who may be deemed affiliates of the Registrant, was $280,276,879.

DOCUMENTS INCORPORATED BY REFERENCE

  Registrant's Proxy Statement filed in connection with the 1997
Annual Meeting of Shareholders is incorporated by reference into
Part III.

                     ACX TECHNOLOGIES, INC.

    Unless the context otherwise requires, references herein to the Company include ACX Technologies, Inc. (ACX Technologies) and its subsidiaries, including Graphic Packaging Corporation and its subsidiaries (collectively referred to as Graphic Packaging), Coors Porcelain Company and its subsidiaries (collectively referred to as Coors Ceramics), Golden Aluminum Company and its subsidiaries (collectively referred to as Golden Aluminum) and Golden Technologies Company, Inc. and its subsidiaries (collectively referred to as Golden Technologies).

                             PART I

ITEM 1.  BUSINESS

(a)  General Development of Business

       The Company, through its wholly-owned subsidiaries, manufactures advanced technical ceramics products for industrial markets and high-performance consumer and industrial packaging products. In addition to these core businesses, the Company owns technology-based developmental businesses. The Company's strategy is to maximize the competitive positions and growth opportunities of its core businesses and develop promising new technologies with potential for profitable commercial industrial application. The strategy includes review of business acquisitions, joint ventures and dispositions of under-performing assets.

     The Company was incorporated in Colorado in August 1992 as a holding company for the packaging, ceramics, aluminum and developmental businesses formerly owned by Adolph Coors Company
(ACCo). Effective December 27, 1992, ACCo distributed to its shareholders all outstanding shares of the Company. In 1996, the Board of Directors adopted a plan to dispose of the Company's aluminum rigid container sheet business, Golden Aluminum. On March 1, 1997, the sale of Golden Aluminum was completed for $70 million, $10 million of which was received at closing and $60 million is due within two years. During the two year period, the purchaser has the right to return Golden Aluminum to the Company rather than pay the $60 million obligation. The initial payment of $10 million is non-refundable. The working capital of Golden Aluminum, which was not part of the sale agreement, will be liquidated during the first half of 1997 and is expected to produce between $50 million and $55 million in cash.

      The  Company's principal executive offices are  located  at
16000  Table  Mountain  Parkway,  Golden,  Colorado  80403.   The
Company's telephone number is (303) 271-7000.

(b)  Financial Information About Industry Segments

Certain financial information for the Company's business segments is included in the following summary:

                         Operating            Depreciation   Additions
                  Net     Income                  and           to
(In thousands)   Sales    (Loss)     Assets   Amortization  Properties
1996

Ceramics       $276,352    $44,204  $214,635      $16,159    $30,291
Packaging       346,547     41,048   205,705       19,959     13,314
Developmental
  businesses     89,481    (48,447)  104,138        5,757     12,558
Discontinued
  operations        ---        ---   116,552        7,307      1,036
Corporate           ---     (8,169)   35,662          341        327

               $712,380    $28,636  $676,692      $49,523    $57,526

1995

Ceramics       $270,877    $47,395  $189,191      $14,046    $25,122
Packaging       308,109     34,551   197,587       16,945     20,149
Developmental
  businesses     81,867    (13,740)   80,350        5,643      7,426
Discontinued
  operations        ---        ---   268,260       12,618      7,177
Corporate           ---     (9,500)   50,098          605        153

               $660,853    $58,706  $785,486      $49,857    $60,027

1994

Ceramics       $231,288    $33,091  $165,804      $11,831    $18,949
Packaging       258,833     27,889   197,330       13,632      8,407
Developmental
  businesses     88,584    (13,174)   88,852        8,842      5,920
Discontinued
  operations        ---        ---   297,962       11,573      9,768
Corporate           ---     (9,355)   10,342          222         53

               $578,705    $38,451  $760,290      $46,100    $43,097

Operating income (loss) for reportable segments is exclusive of certain unallocated corporate expenses. Corporate assets include cash and cash equivalents and certain properties.

(c)  Narrative Description of Business Segments

Ceramics Business

      General. Coors Ceramics develops, manufactures and sells advanced technical ceramic products across a wide range of product lines for a variety of structural and electronic applications. Coors Ceramics, which has been in business for over 75 years, is the largest U.S.-owned, independent manufacturer of advanced technical ceramics.

      Markets and Products. Coors Ceramics participates in two major markets of the advanced technical ceramics industry: structural and mechanical applications (structural), and electronic applications and advanced electronic ceramic packages (electronics). Ceramic materials are ideal for structural applications because of their hardness, strength, wear resistance and ability to withstand extremely high temperatures and be precisely machined. They are widely used in electronics applications because of their high electrical resistivity, superior strength and heat resistance.

     The primary uses of structural ceramics are as components in mechanical devices. Examples include slitting knives and other processing and sizing devices used in high-speed paper making machines; seals and other components of pumps installed in automobiles, home appliances, chemical processing and blood analysis equipment; fixtures for holding silicon wafers in semiconductor chip fabrication; valves used in fluid handling; precipitators used in pollution control equipment; power tubes used in electrical power generation installations; and linings for pipe used in the processing of coal and other abrasive materials. Some principal users of structural ceramics include the automotive, semiconductor processing equipment, appliance, chemical, pulp and paper processing, pollution control, power generation and wire manufacturing industries.

      A major application of electronic ceramics is the substrate or base for various electronic circuits, pressure sensors and semiconductor chips, which are critical components in computers, communications systems, automotive controls and military electronics. Electronic ceramics are also part of electronic components, such as capacitors and insulators, used in electrical devices. Advanced electronic ceramic packages are casings that surround a semiconductor chip, both insulating it and connecting it to printed circuitry. These packages are used in applications which require high reliability such as cellular telephones, pagers and radar detection devices. Primary users of electronic ceramic components include the computer, telecommunications, defense, automotive and electronic components industries. Applications of electronic ceramic components include global positioning systems, automotive anti-lock brake systems, electronic ignition systems and substrates in computers and telephone switching systems.

      Coors Ceramics' products are engineered and custom designed to meet specific customer requirements. Successful product design requires consultation with customers in their choice of the correct base material and selection by Coors Ceramics of appropriate manufacturing processes. Because advanced ceramic products are sold primarily to industrial manufacturers for incorporation into their products or processes, the industry is sensitive to changes in economic conditions that affect the end users of ceramic products. For example, sales fluctuations in the domestic automobile industry could directly affect Coors Ceramics' sales to the automotive market because an American car currently contains approximately 17 ceramic components. This sensitivity was demonstrated by the increase in operating income in 1995 compared to 1994 of 43.2% which was driven in large part by the expanding semiconductor and telecommunications industries. In 1996, these industries experienced declines and Coors Ceramics' operating income decreased 6.7%.

     Strategy. Among Coors Ceramics' most valuable assets is its reputation for expert custom product design, product quality and customer service. Its strategy emphasizes alliances with key customers to develop value-added, engineered ceramic products. Coors Ceramics has cooperative development and sole-supplier agreements with several major customers. It continuously evaluates new ceramic materials, often in partnership with customers, in order to anticipate and satisfy customers' future needs and to offer a greater range of products with improved performance characteristics. Coors Ceramics also aggressively pursues new applications for ceramic to replace metal and other conventional materials. Coors Ceramics has developed zirconia, tungsten carbide and silicon carbide based ceramic products and is developing other materials to complement and enhance its conventional alumina based product lines. It is a leader in introducing new commercial uses of ceramic components to replace metal or plastics in applications such as components in paper making machines and valves for fluid dispensing. In 1997, Coors Ceramics will continue to devote resources to new product and material development and will be challenged to manage the cyclicality of its business, which fluctuates with certain key segments of the U.S. and foreign economies.

      Coors Ceramics targets proven industrial markets and new market segments that it expects to provide growth potential, especially markets which are expected to grow more rapidly than the overall economy. These markets include power distribution, both in actual distribution equipment and in high temperature electrostatic precipitators that remove particulates from power plant emissions, and fluid handling, primarily in the area of ceramic components in valves, pumps and flow meters for chemical, food processing and petro-chemical applications. Management believes there are significant near-term growth opportunities in the power tube and pressure sensor markets. In addition, long-term growth opportunities are expected in the semiconductor and telecommunications industries which economists generally believe will begin to recover in late 1997 or early 1998. Growth is also expected in electronic ceramic packages as the use of pagers and cellular telephones expands worldwide. Technology license agreements present additional growth opportunities. In the fourth quarter of 1995, a licensing agreement with a major U.S. company was entered into for the production of "Controlled Collapse Chip Connection" (C4) ceramic packages. These products are extremely sophisticated and are used in high-end semiconductor applications. Coors Ceramics is completing installation of equipment necessary for full scale production. In addition, customers are currently evaluating the Coors Ceramics' C-4 pilot-line products. Completion of the scale-up and product testing and receipt of customer approvals and customer orders, if any, could take up to a year or more, depending upon the specifications established by customers and the testing required.

      Manufacturing and Raw Materials. Ceramic manufacturing involves several successive operations. Initially, a powder such as zirconia or alumina is mixed with binding and other materials that will provide the ultimate product with the desired performance characteristics. The second step involves forming operations, such as dry or isostatic pressing of powder or casting of a liquefied form of base material. The ceramic components may then undergo grinding or cutting operations to approximate the desired final configuration. The parts are usually then fired in a high temperature furnace and may require further grinding, finishing, metal plating or additional firing, depending upon component specifications. Coors Ceramics' manufacturing operations involve extensive testing and quality assurance procedures.

     Raw materials used in Coors Ceramics' operations are readily available from diverse sources. Coors Ceramics purchases alumina powder, the primary raw material for its manufacturing process, and other ceramic powders, binders and raw materials from multiple sources.

      Coors Ceramics owns or leases approximately 1.7 million square feet of manufacturing space in the United States and abroad. Overall, Coors Ceramics operated at approximately 67% of its available capacity in 1996 primarily due to lower capacity utilization at plants servicing the telecommunications and semiconductor industries. Capacity, which is not currently a major constraint, ranged between 29% and 90% at Coors Ceramics' 21 manufacturing facilities. These facilities, each of which specializes to some extent in a particular market, are for the most part strategically located to optimize customer service while minimizing manufacturing and transportation costs. Coors Ceramics continues to invest in computerized, high precision manufacturing equipment and believes it is well positioned for growth opportunities in both domestic and foreign markets. During 1996, Coors Ceramics invested in material preparation and other capacity expansion at some of its locations and the above mentioned C4 project.

      Sales and Distribution. Products are sold primarily to manufacturers, including original equipment manufacturers, for incorporation into industrial applications and products. Sales are made through direct sales employees located throughout the United States and Europe and through manufacturers' representatives. Coors Ceramics' sales personnel, many of whom are engineers, receive substantial internal technical assistance and engineering support because of the highly technical nature of its products.

      International sales, primarily in Western European and Far East markets, constituted approximately 29%, 28% and 27% of ceramic product sales in 1996, 1995 and 1994, respectively. Although most of these sales are denominated in U.S. dollars, Coors Ceramics selectively hedges the U.S. dollar against foreign currencies used in these markets in order to mitigate the effects of adverse currency fluctuations.

      Structural products represented approximately 71%, 64% and 60% of Coors Ceramics' total net sales for 1996, 1995 and 1994, respectively, with electronic products representing the remainder of net sales. No single product line or class accounted for more than 10% of the Company's consolidated net revenue although sales of various product lines to the petro-chemical, power generation and mining, and automotive industries comprised 14.2%, 13.2% and 11.0%, respectively, of Coors Ceramics' 1996 consolidated net revenue. Sales to the semiconductor/data processing and telecommunications industries represented 9.5% and 8.4% of Coors Ceramics' 1996 consolidated net revenue, respectively.

       Coors Ceramics' 25 largest customers accounted for approximately 38% of its net sales for 1996, with no single customer representing more than 10% of Coors Ceramics' annual sales. Commitment to consistent high quality and customer service has earned Coors Ceramics sole supplier status with several major U.S. manufacturers and a dominant position with several other major customers.

      As of March 1, 1997, Coors Ceramics had backlog orders of approximately $95.5 million, as compared to $96.2 million as of
March 1, 1996. Most of the 1997 backlog is expected to be shipped before the end of the second quarter of 1997. Customers may place annual orders, with shipments scheduled over a twelve month period. Backlog orders tend to be higher in the structural products segment because of the longer time between order and delivery dates under purchase orders. Sales are not seasonal, although they are sensitive to overall economic conditions that affect the users of advanced ceramic products. Backlog is not necessarily indicative of past or future operating results.

      Competition. Competition in the advanced ceramics industry is vigorous and comes chiefly from Kyocera Corporation (Japan), Morgan Crucible Co. (United Kingdom), NGK Insulators, Ltd. (Japan), Cerasiv (Germany) and Hoechst Group (Germany). Principal competitive factors in the worldwide market are price (including the impact of currency fluctuations), quality and delivery schedules. In recent years, competitive pressures have caused former major domestic manufacturers to go out of business or be acquired by foreign entities. Coors Ceramics is a major competitor in most structural and electronic markets it serves and enjoys a prominent position in some product lines. For worldwide advanced electronic ceramic packages, Kyocera Corporation is dominant.

       Coors Ceramics is the largest U.S.-owned independent manufacturer of advanced technical ceramics and has long standing relationships with major corporations based on consistent high quality and service, which Coors Ceramics believes gives it an advantage in domestic and certain foreign markets.

       Ceramic materials offer advantages over conventional materials for applications in which certain properties are important, such as high electrical resistivity, hardness, high-temperature strength, wear and abrasion resistance and precise machinability. Ceramic products, however, face competition from metals and other materials. Plastics, for example, are being substituted for ceramic in certain computer and telecommunications applications because of their lower cost and lighter weight. Coors Ceramics believes that the overall value of ceramic products will continue to be attractive to customers.

      Product Development. New product and process improvement efforts are continually undertaken within the manufacturing operations including new or improved materials and processes. For information about the Company's expenditures for research and development and other information, see "Research and Development" below.

Packaging Business

     General. Graphic Packaging develops, manufactures and sells value-added paperboard folding carton and flexible packaging products. Value-added packaging has special characteristics such as high-impact graphics, resistance to abrasion, and barriers to moisture, gas penetration, solvent penetration and leakage. Graphic Packaging's products are sold to manufacturers that use them as primary packaging for end products.

      Graphic Packaging's folding carton manufacturing business, which includes four folding carton facilities, began in 1974 as part of the vertical integration of ACCo's beer business operated through its subsidiary, Coors Brewing Company (Coors Brewing). Of the four folding carton operations, two were added in 1996; one through acquisition (see below) and one through construction. Sales of beer can wraps, bottle cartons, carriers, wraps and labels accounted for approximately 31%, 37% and 41% of Graphic Packaging's total sales for 1996, 1995 and 1994, respectively. Graphic Packaging has six flexible packaging operations: two were acquired in 1988; the remaining four were acquired in 1994.

      On March 1, 1996, Graphic Packaging acquired Gravure Packaging, Inc., a leading manufacturer of high-quality, rotogravure-printed folding cartons for the packaged consumer goods industry, including tobacco, quick service restaurant, and personal care product companies. Gravure Packaging, located in Richmond, Virginia, had fiscal 1996 sales of over $44 million. Graphic Packaging believes that this acquisition rounds out its specialty and surface printing capabilities, provides an east coast folding carton manufacturing operation and provides greater customer diversity and higher unit volume.

      Markets and Products. The product packaging industry consists of three market segments: paperboard packaging, which includes corrugated products, folding cartons and food service containers such as disposable plates and cups; flexible packaging, such as printed and laminated bags, pouches and roll stock films and foils used for lids, overwraps and labels; and rigid packaging, such as cans and bottles. Packaging manufacturers generally fall into two groups: value-added and commodity. The manufacture of value-added packaging requires numerous and complex operations that are not necessary in the production of commodity packaging. Graphic Packaging classifies its adhesive and in-mold labels as a part of its folding carton operations while roll stock film labels are included under the flexible packaging operations.

      The folding carton industry is a $5 billion annual industry that has grown at an annualized rate of about 2% per year between 1993 and 1996. The industry was flat in 1996 compared to 1995 primarily due to the significant decrease in board prices, which is typically passed through to customers, and the industry's continuing efforts to minimize package bulk. From 1993 to 1996, the majority of Graphic Packaging's internal folding carton growth came from packaging for Coors Brewing, detergent, cereal, and premium bar soap markets. In addition, the 1996 acquisition of Gravure Packaging, with sales primarily to the tobacco and quick service restaurant markets, provided substantial growth in 1996. The concentrated detergent and premium bar soap markets are now in their mature life cycle which may result in moderate continued growth. However, with the purchase of a new label press  in  1996,  Graphic  Packaging has increased  capacity  and believes it has state of the art technology and unique capabilities with which to enter and expand its presence in the label market.

      In manufacturing folding cartons, Graphic Packaging uses an internally developed, patented composite packaging technology, Composipac[TM] (Composipac), which provides finished products with high quality graphics that have enhanced abrasion protection and
moisture,  air  or  other  special barrier  properties.   Graphic
Packaging's  Composipac  technology  is  designed  to  meet   the
continuing specialized needs of its beverage, powdered detergents
and   soap  customers.   Graphic  Packaging  believes  that   the
technology also has applications in other significant market niches.

      The flexible packaging industry is a $16 billion annual industry which has grown approximately 4% on an annualized basis between 1993 and 1996. The mid-1994 acquisition of four flexible packaging plants contributed significantly to Graphic Packaging's flexible sales increases during this period. Flexible packaging offers advantages over other packaging mediums, such as light weight, high barrier protection and cost-effectiveness.

      Significant product lines for flexible packaging include packages for pet foods and personal care products, laminated rollstock for labels, snack foods and candies and bags used to package photographic development paper, as well as bags that resist penetration of moisture and leakage of contents for use by manufacturers of powdered herbicides, fertilizers and other agricultural chemicals. These bags require complex laminations and extensive printing and instructional labeling. Other flexible packaging products made by Graphic Packaging include gift wrap paper, coffee bag and beverage laminations and medical health care packaging.

      Graphic Packaging believes that recently completed capital additions and upgrades to printing and bag making equipment puts it in a position to increase sales in existing flexible packaging markets.

      Strategy. Graphic Packaging's strategy is to establish market leadership in selected existing market segments by increasing its customer base and adding significant new high-margin products. Graphic Packaging intends to emphasize its ability to provide innovative products with value-added characteristics to meet exacting customer specifications. Graphic Packaging continues to focus on commercializing new products and processes to serve existing and new markets, and to pursue niche acquisitions that complement its existing business.

      Graphic Packaging is in the process of developing a unique packaging system, known as ComposiGard[TM] (a film-lined carton), that management believes will provide a cost effective alternative with numerous advantages over the conventional "bag-in-box" packaging, such as cracker or cereal cartons. Graphic Packaging has completed a pilot line to produce limited quantities of ComposiGard[TM] and is in the process of discussing applications with potential customers. Graphic Packaging believes that this product has a strong market potential, primarily in the food industry, although orders from consumer products companies and the subsequent construction of a full-scale production line are necessary before its potential can be realized.

       Manufacturing and Raw Materials. Graphic Packaging's patented Composipac process involves multiple processing stages, including extruding plastic film, color printing on the film, laminating the film layer or layers to paperboard and cutting and gluing the lamination to the final specifications.

      Graphic Packaging's flexible packaging division produces printed, laminated and coated bags, and pouches; laminated materials in roll stock form; and other products. Its technical capability centers around a proprietary line of heat sealed bags, coating formulations and processes and other package characteristics, such as reclosure and tamper evident features.

      Graphic Packaging uses a variety of raw materials, such as paper, paperboard, inks, aluminum foil, plastic films, plastic resins, adhesives and other materials, which are available from domestic and foreign suppliers. Little or no difficulty has been experienced in obtaining adequate supplies of raw materials and difficulty is not anticipated in the future. While multiple sources of these materials are available, Graphic Packaging prefers to develop strategic long standing alliances with vendors in order to provide a guaranteed supply of materials, satisfy customer specifications and obtain the best quality, service and price. Business disruptions or financial difficulties of a sole source supplier, which Graphic Packaging does not anticipate, could have an adverse effect by increasing the cost of these materials and causing delays in manufacturing while other suppliers are being qualified.

      Sales and Distribution. Products are sold primarily to consumer product manufacturers in the United States and Canada. Sales are made through direct sales employees working from Graphic Packaging's manufacturing facilities and sales offices around the United States, and through independent sales representatives. Graphic Packaging's selling activities are supported by its technical service and research staff.

      Folding carton sales accounted for approximately 56%, 50% and 57% of Graphic Packaging's total sales for each of the years ended 1996, 1995 and 1994, respectively, with the remainder coming from flexible packaging sales. The increase in Graphic Packaging's 1996 folding carton sales is primarily due to the 1996 acquisition of Gravure Packaging, Inc. Gravure Packaging's 1996 sales were 23% of Graphic Packaging's total 1996 folding carton sales. Approximately 54%, 73% and 72% of folding carton sales were to Coors Brewing for the same periods, with detergent, soap and tobacco manufacturers and quick service restaurants accounting for most of the balance. Flexible packaging sales during this period consisted primarily of personal care, snack foods and beverage label products and cookie, photographic and pet food bags.

      Most of Graphic Packaging's sales are made under sales contracts at prices that are subject to periodic adjustment for raw material and other cost increases. Products are made in accordance with customer specifications. Including the effect of acquisitions, Graphic Packaging had approximately $57.5 million in unshipped backlog orders, as compared to approximately $53.5 million as of March 1, 1997 and 1996 respectively. Of the 1997 backlog, most is expected to be shipped before the end of the second quarter of 1997. Backlog numbers and comparisons vary because of a number of factors and are not necessarily indicative of past or future operating results.

       Competition. Graphic Packaging is subject to strong competition in most markets it serves. The packaging industry continues to experience intense price pressures. The installation of state of the art equipment by manufacturers intensifies this competitive pricing situation. A relatively small number of large suppliers dominate a significant portion of the folding carton segment of the paperboard packaging market. Major U.S. competitors in the paperboard packaging segments include Jefferson Smurfit Corporation, James River Corporation of Virginia, Field Container Corporation and Riverwood International Corporation. There are an increasing number of competitors offering packaging with Composipac-like qualities. The flexible packaging market has numerous competitors, varying in size. Graphic Packaging's flexible competitors include Bemis Company, Inc., James River Corporation of Virginia, Union Camp Corporation and American National Can Company. Although price is an important factor in the packaging market, Graphic Packaging believes that the quality, range and technical innovation of products and the timeliness and quality of customer service are significant competitive factors.

      Product Development. Graphic Packaging's research and development staff work directly with the sales and marketing staff in meeting with customers and pursuing new business. Graphic Packaging's development efforts include extending shelf life of evaporative bar soaps, reducing production costs and enhancing package appearance through quality printing and other graphics. Potential new product development efforts are expected to involve sift-proof cartons, linerless cartons and liquid containment packages and other packaging innovations. In addition, Graphic Packaging maintains a pilot line at its Boulder, Colorado folding carton operation and at its Malvern, Pennsylvania flexible packaging operation for product development and to perform test runs in limited quantities for customers.

Developmental Businesses

      General.   The Company's developmental businesses  and  the
major part of research and development efforts are operated through Golden Technologies. In 1996, Golden Technologies operated the following businesses either directly or through one of its subsidiaries: a solar energy distribution business; a corn-wet milling business; a real estate partnership; and other operations focused on the development and commercialization of new technologies, primarily biodegradable polymers. In 1997, the Company decided to exit the high-fructose corn syrup portion of the corn-wet milling business and Golden Technologies is currently in the process of converting the operation to a starch-only facility. Golden Technologies focuses on the development and commercialization of new technologies. Ongoing evaluation of the growth and profit potential of a project is an inherent strategy of Golden Technologies and may result in a decision to exit the activity.

      Corn-Wet Milling. In 1996, Golden Technologies' corn wet milling plant, located in Johnstown, Colorado, produced and distributed carbohydrate products, including high-fructose corn syrup and refined corn starch. The Johnstown facility contributed approximately 11% of the Company's consolidated net sales for both 1996 and 1995 and 12% for 1994. Nearly all refined corn starch produced at the Johnstown plant has been sold to Coors Brewing for use in beer production.

     The corn wet milling industry in the United States is highly competitive. The three largest manufacturers account for approximately 67% of the total domestic fructose market, with the Johnstown mill producing approximately 1%. Because of the oversupply present in the corn fructose marketplace and significant declines in fructose selling prices, Golden Technologies decided in February 1997 to exit the high-fructose corn syrup business. As a result of this decision, the facility is in the process of being converted to a starch-only operation in conjunction with Golden Technologies' three year contract to provide starch to Coors Brewing. Under a marketing agreement with Coors Brewing, Golden Technologies will continue to market yeast and other brewery by-products produced by Coors Brewing to the livestock feed and pet foods industries. The major raw material for the starch operation is corn, which is purchased from various sources.

     For additional information on the decision to exit the high-fructose corn syrup business, see the discussion under the caption "Asset Impairment and Restructuring Charges" in Note 3 of Notes to Consolidated Financial Statements included in Item 8 of
Part II of this report.

      Solar Energy: In 1996, Golden Technologies acquired a majority interest in Photocomm, Inc., (Photocomm) one of the world's largest integrators and distributors of solar electric power systems and products. Photocomm markets complete electric power systems and system components. More than 60% of Photocomm's net sales are for industrial applications, targeted principally toward the growing wireless and cellular communications markets. Photocomm's markets are primarily in the United States but also include international customers.

      Real Estate Partnership. In connection with the Company's spin-off from ACCo, a limited partnership was formed between Coors Brewing, as the limited partner, and a subsidiary of Golden Technologies, as the general partner. The partnership owns certain real estate previously owned directly by ACCo or Coors Brewing. The partnership's purpose is to own, develop or maintain and dispose of the partnership's properties.

     Biodegradable Polymers. Golden Technologies is developing a proprietary technology for the production and application of polymers from renewable resources which are biodegradable. The major goal of the project is to develop a cost-effective manufacturing process that would make biodegradable materials a viable choice for a wide variety of uses such as consumer packaging, disposable hygiene products and food service packaging. Golden Technologies began construction of a semi-works lactide monomer facility in 1996 to evaluate the market and make a determination on the viability of a large scale commercial operation. This facility is targeted to become operational around the end of the first quarter of 1997. In addition, a polylactide facility is expected to be completed by the second quarter of 1997.

      In general, Golden Technologies' projects are high risk ventures and may take years before any potential is realized. The Company's philosophy is to manage net spending on research projects to between $6 million and $12 million annually. During 1996, Golden Technologies received approximately $3.4 million in funds from federally sponsored best efforts cost sharing programs related to certain of these research projects.

Discontinued Operations

     In 1996, the Board of Directors adopted a plan to dispose of the Company's aluminum rigid container sheet business operated by Golden Aluminum. The sale of Golden Aluminum was completed on March 1, 1997 for $70 million, of which $10 million was paid at closing and $60 million is due within two years. In accordance with the purchase agreement, the purchaser has the right to return Golden Aluminum to the Company at any time during the two year period rather than pay the $60 million obligation. The initial payment of $10 million is non-refundable. The working capital of Golden Aluminum, which was not part of the sale agreement, will be liquidated during the first half of 1997 and is expected to produce between $50 million and $55 million in cash. See "Discontinued Aluminum Operations" in Note 2 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.

Dependence on Major Customer

      At the time of the spin-off from ACCo, Graphic Packaging, Golden Aluminum and Golden Technologies entered into five year supply agreements with Coors Brewing, and have relied on these agreements for a significant portion of their revenues. During 1995, Golden Aluminum canceled its supply agreement with Coors Brewing for 1996 and 1997 and entered into one year agreements for each of these years. Sales to Coors Brewing of packaging products and refined corn starch accounted for approximately 17%, 19% and 21% of the Company's consolidated sales for 1996, 1995 and 1994, respectively; however, future sales may vary from historical levels. In early 1997, Graphic Packaging entered into a new supply agreement with Coors Brewing to supply packaging products under a three year, rolling term contract commencing January 1, 1997 that provides stated quantity commitments and annual repricing. In addition, the corn starch and brewery byproducts agreements with Golden Technologies were extended through 1999.

      Of Graphic Packaging's total sales for 1996, approximately 31% consisted of sales to Coors Brewing. This percentage represented a decrease from approximately 37% and 41% of Graphic Packaging's total sales in 1994 and 1993, respectively. Also, between $12 million and $13 million of the Company's consolidated sales for each of the past three years resulted from sales to Coors Brewing of refined corn starch produced at the Johnstown corn wet milling plant. Golden Technologies also has a marketing arrangement with Coors Brewing under which it purchases and resells yeast and other brewery by-products.

      In recent years, Graphic Packaging has sought to increase sales to unaffiliated customers. The addition of four flexible packaging plants in July 1994 and a folding carton facility in March 1996 reduced the percentage of Graphic Packaging's sales to Coors Brewing. The Company will continue to attempt to increase its sales to unaffiliated customers in order to decrease its dependence on Coors Brewing. There can be no assurance that Graphic Packaging's or Golden Technologies' supply agreements will be renewed or that the terms of renewal will be favorable to the Company. The loss of Coors Brewing as a customer for the Company's products could have an adverse affect on the Company's results of operations.

Research and Development

      The Company's ability to commercialize its technologies and compete effectively in its various markets depends significantly on its continued and timely development of innovative technology, materials, products and processes using advanced and cost-
efficient manufacturing processes. See "Packaging Business-- Product Development," "Ceramics Business--Product Development," and "Developmental Businesses--Biodegradable Polymers." See also "Patents, Proprietary Rights and Licenses." Total research and development expenditures for the Company were $15.3 million, $16.3 million and $14.4 million for 1996, 1995 and 1994, respectively. The Company's research and development expenditures are not expected to increase significantly as a percentage of net sales for the foreseeable future. The Company believes such expenditures will be adequate to meet its strategic objectives.

Patents, Proprietary Rights and Licenses

      Graphic Packaging, Coors Ceramics and Golden Technologies each hold a number of patents and pending patent applications in the U.S. and in foreign countries. Their policy generally is to pursue patent protection that they consider necessary or advisable for the patentable inventions and technological improvements of their respective businesses. They also rely significantly on trade secrets, technical expertise and know-how, continuing technological innovations and other means, such as confidentiality agreements with employees, consultants and customers, to protect and enhance their competitive positions in their respective markets.

      Coors Ceramics considers the name "Coors" and the goodwill associated with it to be material to its customer recognition. As part of the spin-off from ACCo, Coors Ceramics received certain licensing rights to use the Coors name. In addition, the patent protection of Composipac is significant to Graphic Packaging's operations.

      The Company believes that its subsidiaries own or have the right to use the proprietary technology and other intellectual property necessary to their operations. Except as noted above, the Company does not believe that its success is materially dependent on the existence or duration of any individual patent, trademark or license or related group of patents, trademarks or licenses. The developmental businesses also hold several patents and patent applications and licenses related to their businesses and technology development pursuits, which will be critical to the success of some of the Company's research projects.

Environmental Matters

      The manufacturing operations of the Company's subsidiaries are subject to all federal, state and local environmental, health and safety laws and regulations and, in a few instances, foreign laws, that regulate health and safety matters and the discharge of materials into air, land and water, and govern the handling and disposal of solid and hazardous wastes. The Company believes it is in substantial compliance with applicable environmental and health and safety laws and regulations and does not believe that costs of compliance with these laws and regulations will have a material effect upon its capital expenditures, earnings or competitive position.

      In 1990, Coors Ceramics was notified that the State of California was seeking reimbursement for response costs from various parties relating to the Chatham Brothers Barrel Yard site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and California's analog to CERCLA. Coors Ceramics' estimated share has been reduced to 0.7%, based on volume and toxicity of its contribution. The Company believes the amount recorded is adequate to cover Coors Ceramics' liability related to this site.

     In May 1993, Graphic Packaging and Coors Ceramics reached an agreement with the City and County of Denver and Chemical Waste Management, Inc. for the resolution of claims relating to the Lowry Landfill Superfund Site in Denver, Colorado. This settlement agreement provided for the resolution of remediation costs, if total site remediation costs do not exceed an assumed present value. The Company does not believe that significant cost overruns in excess of this assumed amount are likely.

      In conjunction with the acquisition of four flexible packaging facilities in mid 1994, the former shareholders of the acquired company deposited ACX Technologies common stock, valued at $10 million at the date of acquisition, into escrow and severally agreed to indemnify the Company against certain liabilities including environmental liabilities through June 30, 2002. See ITEM 3. LEGAL PROCEEDINGS.

     Coors Ceramics has received a demand for payment arising out of contamination of a semiconductor manufacturing facility formerly owned by a subsidiary of Coors Ceramics, Coors Components, Inc. (CCI). Colorado State environmental authorities are negotiating with the party to whom Coors Ceramics sold the property (Buyer) to clean up soil and ground water contamination on this parcel of property. In addition, Buyer is seeking indemnification for damages paid in 1995 arising out of litigation by the adjacent landowner. The contamination is believed to have occurred prior to Coors Ceramics' ownership of CCI. CCI was sold to Buyer in November 1987. Coors Ceramics does not believe it has any responsibility for the contamination or the cleanup, and has notified the party from whom it acquired the property that Coors Ceramics will seek indemnification under the terms of its purchase agreement in the event of liability.

The Company has received requests from the Environmental Protection Agency for information related to other disposal sites; however, the Company believes its potential liability is minimal. Some of the Company's subsidiaries have been notified that they may be potentially responsible parties (PRPs) under CERCLA or similar state laws with respect to the remediation of certain sites where hazardous substances have been released into the environment. The law governing Superfund sites provides that PRPs may be jointly and severally liable for the total costs of remediation. Generally, however, liability is determined through litigation and/or settlement among the PRPs based on equitable factors including waste volume contribution. The ultimate magnitude of liability for any PRP under CERCLA depends upon a number of factors such as their equitable share of liability, the selected method of remediation, the timing of work, the number of financially solvent PRPs ultimately responsible for payment, the effect of inflation, the ability to recover costs from former and current insurance carriers and the development of new remediation technologies. The Company cannot predict with certainty the total costs of remediation, its share of the total costs, the extent to which contribution will be available from other parties, the amount of time necessary to complete the remediation, or the availability of insurance. However, based on investigations to date, the Company believes that any liability with respect to these sites would not be material to the financial condition and results of operations of the Company, without consideration of insurance recoveries. There can be no certainty, however, that the Company will not be named as a PRP at additional Superfund sites or be subject to other environmental matters in the future or that the costs associated with those additional sites or matters would not be material.

      The Clean Air Act Amendments of 1990 (CAAA) establish new permitting requirements. Regulations promulgated and continuing to be promulgated under Title V and Title III of the CAAA require new permits at several of the Company's facilities to be obtained during 1996 and 1997. The Company's subsidiaries continue to address the requirements under these regulations and, until the permitting process is complete, the full economic impact of these regulations cannot be determined.

     Congress and state legislatures have considered and continue to consider various proposals that, if passed, could impose significant new requirements on the packaging industry related to recyclability, recycled content or minimization of packaging products. Although Graphic Packaging believes its products compare favorably to known competitors' products in these areas, these legislative requirements, if adopted, could adversely affect Graphic Packaging's operations. The Company is unable to predict whether, or when, such legislative changes, if any, may be made. Graphic Packaging continually strives to minimize the amount of material required to fabricate packaging for its customers and to use recycled materials to produce packaging that can be recycled or safely incinerated.

     Various local, state and federal laws, rules and regulations relating to the environment, health and safety are applicable to the Company's ongoing operations. The complexity and number of these regulations continue to proliferate. The resulting impact of these actions increases the cost structure of the Company's subsidiaries and the price of their products.

      The Company seeks to proactively take steps to decrease its potential for environmental liabilities, and has remediated potential sites and taken actions to avoid using hazardous substances.

Employees

      As  of  March  1,  1997, the Company  had  4,500  full-time employees.  A total of approximately 400 employees of the Company
are  covered  by  collective bargaining  agreements.   Management
considers its employee relations to be good.


ITEM 2.  PROPERTIES

     The Company believes that its facilities are well maintained and suitable for their respective operations. The table below lists the Company's plants and most other physical properties and their locations and general character:


Facility            Location                   Character

ACX Technologies:
Co. Headquarters    Golden, Colorado

Coors Ceramics:
Manufacturing       Benton, Arkansas(1)        Structural Ceramics
Manufacturing       Milpitas, California(2)    Structural Ceramics
Manufacturing       Grand Junction,
                      Colorado                 Electronic Ceramics
Manufacturing       Chattanooga, Tennessee     Electronic Ceramic
                                                 Packages
Manufacturing       Hillsboro, Oregon          Structural Ceramics
Manufacturing       Lawrence, Pennsylvania(2)  Structural Ceramics
Manufacturing       Norman, Oklahoma           Structural Ceramics
Manufacturing       Oklahoma City, Oklahoma    Structural Ceramics
Manufacturing       Glenrothes, Scotland       Electronic Ceramics
Manufacturing       Oak Ridge, Tennessee(3)    Structural Ceramics
Manufacturing       Austin, Texas(2)           Structural Ceramics
Manufacturing
 & Company Offices  Golden, Colorado(4)        Structural and
                                                 Electronic Ceramics

Graphic Packaging:
Manufacturing       Boulder, Colorado(2)       Folding Carton/Labels
Manufacturing       Lawrenceburg, Tennessee    Folding Carton
Manufacturing       Richmond, Virginia         Folding Carton
Manufacturing       Golden, Colorado           Labels
Manufacturing       Malvern, Pennsylvania      Flexible Packaging
Manufacturing       Franklin, Ohio             Flexible Packaging
Manufacturing       Richmond, British
                      Columbia(2)              Flexible Packaging
Manufacturing       Winnipeg, Manitoba         Flexible Packaging
Manufacturing       Mississauga, Ontario(2)    Flexible Packaging
Manufacturing       Charlotte, North Carolina  Flexible Packaging
Company Offices     Wayne, Pennsylvania(2)
                    Huntersville, North
                      Carolina(2)

Golden Aluminum(5):
Rolling Mill        Ft. Lupton, Colorado       Aluminum Sheet Stock
Rolling Mill and
  Company Offices   San Antonio, Texas         Aluminum Sheet Stock

Developmental Businesses:
Grain Processing    Johnstown, Colorado        Refined Starch and Fructose
Grain Elevator      Johnstown, Colorado        Corn Handling and Storage
Research Facilities Golden, Colorado           Research and Pilot Operations
Integration and
  Distribution      Scottsdale, Arizona        Solar Panel
                                                 Integration and Distribution
Manufacturing       Safford, Arizona(2)        Solar Panel Distribution
Manufacturing       Houston, Texas(2)          Solar Panel Distribution
Company Offices     Golden, Colorado(2)

(1)    Two facilities.
(2)    Leased facilities.
(3)    Four facilities, two of which are leased.
(4)    Four  facilities, one of which is leased, one is a land lease only.
(5)    Business was disposed of March 1, 1997.

      Graphic Packaging is currently utilizing approximately 85% of its folding carton manufacturing capacity and 85% of its flexible packaging manufacturing capacity. Graphic Packaging's management continually review plans to expand its manufacturing capacity via equipment upgrades and plant expansions. The other operating facilities of the Company have excess capacity.


ITEM 3.  LEGAL PROCEEDINGS

       In the ordinary course of business, the Company's subsidiaries are subject to various pending claims, lawsuits and contingent liabilities, including claims by current or former employees relating to employment or termination. In addition, the Company has brought a suit relating to a fixed-price construction contract dispute in which a counterclaim has been filed. In each of these cases, the Company is denying the allegations made against it and is vigorously defending against them. The Company does not believe that disposition of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations. For specific information regarding environmental legal proceedings, see "Environmental Matters."

      Coors Ceramics and a beryllium supplier have been named as defendants in a lawsuit brought by several current and former employees of a defense equipment manufacturer and their spouses. Plaintiffs are seeking damages in connection with the manufacture, sale and distribution of certain products containing beryllium and allege that they contracted chronic beryllium disease from products supplied by Coors Ceramics and the beryllium supplier. The suit is in the early stages of litigation; however, the Company believes it has meritorious defenses to the allegations raised and intends to defend itself vigorously against these allegations.

      Golden Technologies and several other defendants have recently been sued by a candy company claiming violation of federal and state antitrust laws in sales of high-fructose corn syrup and corn syrup from 1988 to 1996. The Company was only an occasional and minor supplier of high-fructose corn syrup to the plaintiff and Golden Technologies intends to vigorously defend itself against these allegations. This action is only in the preliminary stages.

      As part of the 1994 acquisition of four flexible packaging facilities, the former shareholders of the acquired company deposited ACX Technologies' common stock, valued at $10 million at the date of acquisition, into escrow and severally agreed to indemnify the Company against certain liabilities including: (i) environmental liabilities if the Company makes a successful claim for indemnification by June 30, 2002; (ii) tax liabilities, if the claim is made within 30 days after expiration of applicable statutes of limitation or appeals; and (iii) other liabilities, if the claim was made by June 30, 1996. In March 1995, an action was brought against the Company in Calgary, Alberta for which the Company is seeking indemnification under the escrow agreement in the event that the Company suffers a loss. The action is being held in abeyance until the resolution of the underlying tax issue with Revenue Canada. The Company believes that it will prevail in the litigation or be indemnified against a loss.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1996.


                             PART II


ITEM  5.   MARKET FOR THE REGISTRANT'S COMMON STOCK  AND  RELATED
           STOCKHOLDER MATTERS

      The Company's common stock is currently quoted on the New York Stock Exchange under the symbol ACX. During 1994 and through November 30, 1995, the Company's common stock was quoted on the NASDAQ Stock Market National Market under the symbol ACX.

     The range of the high and low sales price per share for each quarter of 1996 and 1995, restated for the September 18, 1995 two-for-one stock split, were as follows:

   Market Price        1996                     1995
                  High      Low       High           Low
   First Quarter  $18 1/4   $14 5/8   $20 5/8        $18 7/8
   Second Quarter $22       $17 1/2   $22            $19 1/2
   Third Quarter  $20 1/2   $16 3/8   $30 3/4        $19 1/2
   Fourth Quarter $20       $16 7/8   $20            $13 3/4

     During 1996 and 1995, no dividends were paid by the Company. At this time, the Company anticipates that it will retain any earnings and that the Company will not pay dividends to its shareholders in the foreseeable future. Also, the Company's credit facilities require maintenance of certain financial ratios that may affect its ability to pay dividends.

       On   March   1,  1997,  there  were  approximately   2,850
shareholders of record of the Company's common stock.


ITEM 6.  SELECTED FINANCIAL DATA

                    Financial Highlights - Five Year Overview

(In thousands, except per
 share and ratio data)        1996      1995     1994      1993     1992
Summary of Operations
Net sales                 $712,380  $660,853 $578,705  $513,037 $474,023

Gross profit              $156,525  $152,824 $120,172  $ 98,689 $ 78,768
Marketing, general and
  administrative            77,947    75,071   67,311    60,886   56,055
Research and development    15,300    16,312   14,410    13,499   17,150
Asset impairment and
  restructuring charges[a]  34,642     2,735      ---       ---   13,720
Operating income (loss)   $ 28,636  $ 58,706 $ 38,451  $ 24,304 $ (8,157)
Income (loss) from
  continuing operations   $ 11,409  $ 31,247 $ 19,683  $ 13,014 $ (7,412)

Per share of common stock
from:
Continuing operations[a]  $   0.40  $   1.13 $   0.74  $   0.51 $  (0.29)
Net income (loss)[b]      $  (3.21) $   0.86 $   0.75  $   0.49 $  (1.34)

Financial Position
Working capital           $154,626  $168,801 $146,678  $ 51,845 $ 21,375
Total assets              $676,692  $785,486 $760,290  $656,217 $631,788
Short-term debt           $    ---  $    --- $  3,600  $ 71,000 $ 73,000
Long-term debt            $100,000  $100,000 $108,295  $    --- $    ---
Shareholders' equity      $397,903  $488,374 $457,454  $418,602 $399,980

Other Information
Total debt to
  capitalization              20.1%     17.0%    19.7%     14.5%    15.4%
Net book value per share
  of common stock         $  14.24  $  18.14 $  17.19  $  16.32 $  15.90

[a] Asset impairment and restructuring charges of $34.6 million, $2.7 million and $13.7 million were recorded in 1996, 1995 and 1992, resulting in a loss per share impact of $0.80, $0.06 and $0.34, respectively.

[b] During 1996 the Company discontinued the operations of Golden Aluminum Company. The income (loss) per share for Golden Aluminum was $(3.61), $(0.27), $0.01, $(0.02) and $(0.48) for the
      periods between 1996 and 1992, respectively. In 1992, the Company adopted the accounting standards related to postretirement benefits and income taxes which increased the 1992 loss per share by $0.57.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

General Overview

      ACX Technologies, Inc. (the Company), together with its subsidiaries, is a diversified, value-added manufacturing organization focused on pioneering differentiated customer solutions. Two business segments comprise the majority of the Company's results from operations: the packaging business, operated through Graphic Packaging Corporation (Graphic Packaging) and the ceramics business, operated through Coors
Ceramics Company (Coors Ceramics). Graphic Packaging manufactures both folding carton and flexible packages and participates in the beverage, detergent, cereal, tobacco, pet food, confection and personal care markets. Coors Ceramics manufactures structural ceramics, electronic ceramic components and advanced electronic ceramic packages for the telecommunications, semiconductor, power generation, petrochemical, automotive and pulp and paper industries, along with numerous others.

     In addition to the primary operating businesses, the Company owns technology-based developmental businesses operated through Golden Technologies Company, Inc. (Golden Technologies). Golden Technologies' focus is on assembling and distributing solar electric systems, developing biodegradable plastics and marketing a health food ingredient. The solar electric systems business was enhanced by Golden Technologies' November 1996 acquisition of a controlling interest in Photocomm, Inc. (Photocomm), a publicly traded company (NASDAQ: PCOM). Additionally, the historical results for the developmental businesses include its interest as the general partner of a real estate development partnership and the operations of a corn-wet milling facility that produced high-fructose corn syrup and refined corn starch. The Company has recently decided to exit the high-fructose corn syrup business amid rising corn costs and excess high-fructose corn syrup supply.

      This financial review presents the Company's operating results for each of the three years in the period ended December 31, 1996, and its financial condition at December 31, 1996 and
1995. This review should be read in connection with the information presented in the Consolidated Financial Statements and the related notes thereto.

Discontinued Operations

     In 1996, the Board of Directors adopted a plan to dispose of the Company's aluminum rigid container sheet business operated by Golden Aluminum Company (Golden Aluminum). In conjunction with this decision, the Company recorded pretax charges of $155 million for anticipated losses for the sale and estimated operating losses of the business through the disposition date. On March 1, 1997, the sale of Golden Aluminum was completed for $70 million, $10 million of which was received at closing and $60 million is due within two years. In accordance with the purchase agreement, the purchaser has the right to return Golden Aluminum to the Company during the two year period rather than pay the $60 million obligation. The initial payment of $10 million is non-refundable.

      The historical operating results and the estimated loss on the sale of this business have been segregated as discontinued operations on the accompanying Consolidated Statement of Income for all periods presented. The assets and liabilities of Golden Aluminum which were held for sale at December 31, 1996 have been separately identified on the December 31, 1996 Consolidated Balance Sheet as net current or noncurrent assets of discontinued operations. The Consolidated Balance Sheet as of December 31, 1995 has not been restated. Discontinued operations have not been segregated on the Consolidated Statement of Cash Flows and therefore, includes sources and uses of cash for Golden Aluminum.


Results from Continuing Operations

     Consolidated

     Net sales for 1996 were $712.4 million, an increase of $51.5 million or 7.8% over 1995. Net sales for 1995 of $660.9 million increased 14.2% over 1994 net sales of $578.7 million. The
Company's sales growth benefited from acquisitions by Graphic Packaging in mid-1994 and in March of 1996. Coors Ceramics' sales also grew, primarily due to internally generated sales opportunities. Net sales to Coors Brewing Company (Coors Brewing) consisted of packaging products and refined corn starch and comprised 16.7%, 19.0% and 20.6%, of 1996, 1995 and 1994 total revenues, respectively. The Company continues to pursue new markets and customers in an effort to be less dependent upon Coors Brewing. International sales to Western European and Canadian markets in 1996 and 1995 were 18.9% and 20.3% of net sales, respectively. In 1994, these sales accounted for 15.4% of consolidated net sales and were principally to Western European markets.

      Future years' sales growth is expected to be solid in both the packaging and ceramics businesses, fostered by the pursuit of niche acquisitions, additional base business revenues and by building strong relationships with existing customers for their future needs. The developmental businesses are expected to experience a significant decline in sales due to the decision to exit the high-fructose corn syrup business, although this decline will be offset in part by the fourth quarter 1996 acquisition of a controlling interest in Photocomm.

      Operating Income From Continuing Operations By Segment

(In millions)                              1996    1995    1994
Coors Ceramics                            $44.2   $47.4   $33.1
Graphic Packaging                          41.0    34.5    27.9
Golden Technologies Before
  Asset Impairment and
  Restructuring Charges                   (13.8)  (11.4)  (13.2)
Corporate                                  (8.2)   (9.5)   (9.3)
Operating Income Before Golden
  Technologies' Charges                    63.2    61.0    38.5

Golden Technologies' Asset Impairment
  and Restructuring Charges               (34.6)   (2.3)    ---

Operating Income After Charges            $28.6   $58.7   $38.5


      Consolidated operating income for 1996 included $34.6 million in asset impairment and restructuring charges related to the elimination of non-strategic operations at Golden Technologies versus $2.3 million in restructuring charges reported in 1995. The 1996 asset impairment charges of $32.2 million were taken primarily to reflect the impact of unfavorable market conditions for high-fructose corn syrup and the Company's inability at this time to demonstrate the commercial viability of its cadmium telluride solar panel production process. The 1996 restructuring charges of $2.4 million consist primarily of severance charges and pertain to a reorganization of administrative functions at Golden Technologies and management realignments in the solar energy distribution business. Excluding these charges, operating income grew $2.2 million in 1996 to $63.2 million, primarily attributable to Graphic Packaging's 1996 folding carton facility acquisition. The comparable increase in operating income in 1995 over 1994 was $22.5 million or 58.4% to $61.0 million. Coors Ceramics led this increase through additional sales with relatively few additional fixed costs. Graphic Packaging's contribution to the 1995 increase was primarily attributable to the 1995 full year inclusion of the flexible packaging acquisition that occurred in mid-1994.

      Consolidated gross margin (gross profit as a percentage of net sales) was 22.0%, 23.1% and 20.8% for 1996, 1995 and 1994, respectively. Gross margin improved at Graphic Packaging during both 1996 and 1995 due to increased sales volumes, productivity gains, shop floor improvements and the acquisitions. Coors Ceramics' telecommunication and semiconductor business contributed to the 1995 gross margin improvement while downturns in these same businesses in the following year reduced overall margins for 1996. Marketing, general and administrative expenses for 1996, 1995 and 1994 were $77.9 million, $75.1 million and $67.3 million, which represented 10.9%, 11.4% and 11.6% of net sales, respectively. Research and development costs decreased $1.0 million to $15.3 million in 1996 after having increased $1.9 million between 1994 and 1995. Changes in research and development expenses are attributable primarily to changes in activity levels at Golden Technologies. During 1995, additional expenses were incurred in developing photovoltaic panels and biodegradable polymer technologies while the 1996 decrease was related to the 1995 decision to exit certain non-strategic ceramic research projects. Ongoing research and development efforts at Golden Technologies will be directed primarily toward the biodegradable polymer technologies.

      Interest expense for 1996, 1995 and 1994 was $8.2 million, $9.3 million and $6.4 million, respectively. The $1.1 million decrease in 1996 pertains to reduced borrowing costs associated with the committed bank facility and fewer short-term borrowings during the year. The 1995 increase was due to higher interest rates associated with the transition from short-term borrowings to long-term debt.

      The consolidated effective tax rate for the Company in 1996 was 49% compared to 39% in 1995 and 40% in 1994. Contributing to the higher tax rate for 1996 was a lower 1996 earnings base which increased the impact of the Company's non-deductible items. In addition, no tax benefit was taken for built-in-losses on an entity experiencing tax losses and for capital losses that may not be deductible due to a lack of offsetting capital gains. The Company anticipates that non-deductible goodwill associated with acquisitions will produce an ongoing effective tax rate of approximately 42%.

      As a result of the asset impairment and restructuring charges discussed above, consolidated income from continuing operations declined $19.8 million to $11.4 million in 1996. Excluding these charges for both years, 1996 income from continuing operations was $34.2 million or $1.20 per share while 1995 income from continuing operations was $32.9 million or $1.19 per share.

     Coors Ceramics

     Coors Ceramics' net sales for 1996 increased $5.5 million to $276.4 million over 1995 net sales of $270.9 million. This 2.0% increase was achieved despite the loss of more than $15 million in revenues in the telecommunications industry and the loss of over $8 million in revenues from the semiconductor and data processing industries. Increases in these industries between 1994 and 1995 helped drive Coors Ceramics' 1995 sales growth of 17.1%. Offsetting the 1996 declines in semiconductor processing and telecommunications sales were increased volumes for power tubes, beverage valves, precipitators and pulp and paper industry products. Although customers continue to seek price reductions, Coors Ceramics competes primarily on quality and thus volume, not price, has been the primary catalyst behind the changes in sales dollars. International sales continued to prosper and comprised 30.5% of total sales in 1996, 28.1% in 1995 and 26.7% in 1994.
During 1996, structural products contributed 71% of Coors Ceramics' sales, up from 64% in 1995 and 60% in 1994. Electronic products and advanced ceramic electronic packages, which comprise the remainder of sales, declined as a percentage of total sales, primarily due to the severe decline in the volume of advanced ceramic electronic packages sold to the telecommunications industry.

      Coors Ceramics' operating income for 1996 declined $3.2 million, or 6.7%, when compared to the record-setting operating income of $47.4 million reported in 1995. The 1995 results improved $14.3 million or 43.2% over the $33.1 million recorded in 1994. Operating margins were 16.0% in 1996, down from 17.5%
in 1995, which were improved over 1994 operating margins of 14.3%. Operating results for 1996 turned downward in correlation with the telecommunications and semiconductor processing industries. The 1996 declines were offset in part by stronger margins in the petrochemical and pulp and paper industry.

      As applications for ceramic materials continue to increase, Coors Ceramics believes its commitment to uncompromising quality and its focus on new ceramic materials and synergistic acquisitions will propel it squarely into the next century. The 1997 outlook for Coors Ceramics is in part dependent upon the turnaround expected in mid to late 1997 in the telecommunications and semiconductor processing industries.

     Graphic Packaging

      Graphic Packaging's net sales for 1996 were $346.5 million, an increase of $38.4 million, or 12.5%, over 1995 net sales of $308.1 million. Net sales for 1995 increased 19.0% over 1994 net sales of $258.8 million. Acquisitions in mid-1994 and at the beginning of 1996 accounted for a significant portion of the increases reported in both periods. The 1996 acquisition contributed $44.4 million in 1996 revenues while the mid-1994 acquisition provided approximately $44 million in incremental 1995 revenues because of the full year inclusion of this acquisition in operations for 1995. The remaining 1995 improvement related to higher sales prices in the folding carton division primarily due to higher raw materials prices which are generally passed along to customers. Sales to Coors Brewing were approximately 31%, 37% and 41% of Graphic Packaging's net sales for 1996, 1995 and 1994, respectively. The acquisitions have enhanced Graphic Packaging's customer base thereby reducing its dependence upon Coors Brewing. In addition, the acquisitions have expanded Graphic Packaging's geographic reach, especially into Canadian markets, which were approximately 14% of 1996 net sales.

      In 1996, 1995 and 1994, folding carton sales accounted for 56%, 50% and 57%, respectively, with flexible sales accounting for the balance of the business. Net folding carton sales were $194.3 million in 1996, an increase of $39.7 million over net sales of $154.6 million in 1995. Excluding the effect of the 1996 acquisition, folding carton net sales were down $4.7 million related primarily to volume declines in folding carton sales to the beverage industry, offset in part by increased volumes for specialty packaging to the cereal markets and the fast service restaurant industry and added sales of ComposiCups. Flexible packaging sales for 1996 declined $2.2 million to $152.2 million due to a combination of: (i) lower volumes in the snack food business; (ii) the elimination of less profitable extruded film business in 1996; (iii) lower raw material costs passed through to customers in the form of lower prices; and (iv) customer-initiated packaging specification changes that reduce total package cost.

      Graphic Packaging posted superior growth in 1996 operating income, which rose $6.5 million or 18.8% to $41.0 million over 1995 when operating income was $34.5 million. 1995 results reflected an increase of $6.6 million when compared to 1994 operating income of $27.9 million. Improvements in 1996 were generated by a combination of increased shop floor efficiencies, the 1996 acquisition which contributed $3.8 million in operating income and a favorable product mix with higher margins. In addition, the elimination of certain extruded film business contributed to a more favorable product mix in the flexible packaging division and improved 1996 operating margins for this division when compared to 1995. The 1995 improvement over 1994 related principally to the mid-1994 acquisition and the resultant synergies realized from that acquisition. The 1994 acquisition contributed $6.6 million of operating income in 1995 while the 1994 six-month contribution was $2.3 million. Operating margins were 11.8%, 11.2% and 10.8% in 1996, 1995 and 1994, respectively. This trend reflects Graphic Packaging's focus on high-margin, value-added products, improved performances at the acquired facilities, and the benefit of synergies realized subsequent to the acquisitions.

      Graphic Packaging continues to focus on commercializing new products and processes to serve existing and new markets, and to pursue niche acquisitions that complement its existing business. Graphic Packaging believes its strategy of being a niche packaging provider for higher margin markets will continue to sustain its profitable growth into the future. The combination of innovative products, new state of the art facilities and focused acquisitions will continue to support its growth objectives in a highly competitive, consolidating industry.

     Golden Technologies

      Golden Technologies' 1996 net sales were $89.5 million, an increase of $7.6 million or 9.3% compared to 1995 net sales of $81.9 million. Net sales in 1995 declined $6.7 million compared to 1994 net sales of $88.6 million. Almost $3 million of the 1996 increase was the impact of the November, 1996 acquisition of a majority interest in Photocomm, a solar electric distributor. The remaining increase was the result of increased selling prices for commodities that are byproducts of the high-fructose corn syrup operation, offset in part by lower selling prices for fructose. The 1995 decrease in sales was the result of businesses that were disposed of in 1994.

      Golden Technologies reported an operating loss of $48.4 million in 1996, which included asset impairment and restructuring charges of $34.6 million. Operating losses for 1995 were $13.7 million, including $2.3 million in restructuring costs. The 1996 asset impairment charges were taken primarily to reflect the impact of unfavorable market conditions for high-fructose corn syrup and the Company's inability at this time to demonstrate the commercial viability of its cadmium telluride solar panel production process. The 1996 restructuring charges pertain to a reorganization of administrative functions at Golden Technologies and management realignments in the solar energy distribution business. The 1995 restructuring charge related to the exit of certain non-strategic ceramic research projects.

       Excluding the impact of the asset impairment and restructuring charges, Golden Technologies' operating loss increased from $11.4 million in 1995 to $13.8 million in 1996. The 1995 results included approximately $5.0 million of operating income from the corn-wet milling business while 1996 operating results of this business were approximately break-even.

      Because of the oversupply present in the corn fructose marketplace and significant declines in fructose selling prices, a decision was reached in February of 1997 to exit the high-fructose corn syrup business. Golden Technologies' net sales for 1997 will decline significantly as an outcome of this decision, although 1997 net sales will reflect an entire year of sales from the November acquisition of Photocomm. An additional charge of approximately $2 million to $3 million is expected to be recorded in the first quarter related to the 1997 decision to exit the high-fructose corn syrup business.

      Future activity at Golden Technologies will be directed primarily toward the solar electric distribution business and the development of biodegradable polymers. Start-up of a 2 million pound per year semi-works lactide monomer facility in Johnstown, Colorado, is targeted to begin near the end of the first quarter of 1997. This facility, combined with a polylactide facility currently under construction, is intended to enable Golden
Technologies to put biodegradable polymers in the hands of customers for qualification tests in mid to late 1997.

Financial Resources and Liquidity

      ACX Technologies' liquidity is generated from both internal and external sources and is used to fund short-term working capital needs, capital expenditures and acquisitions. Internally generated liquidity is measured by net cash from operations as discussed below and working capital. At December 31, 1996, the Company's working capital (excluding the net current assets of the discontinued operation) was $101.6 million with a current ratio of 1.9 to 1. The Company considers its working capital sufficient to meet its anticipated short-term requirements. In addition, in March of 1997, the Company completed the sale of
Golden Aluminum. This sale generated $10 million in cash at closing and is expected to generate an additional $60 million in cash within two years if the buyer does not return Golden Aluminum to the Company as permitted by the purchase agreement. The working capital of Golden Aluminum, which was not part of the sale agreement, will be liquidated during the first half of 1997 and is expected to produce between $50 million and $55 million in cash.

      For long-term requirements, the Company has a multi-year unsecured revolving credit facility with a total commitment of $125.0 million, under which no borrowings were outstanding at December 31, 1996 and 1995. The Company also has a Canadian bank credit facility with a total commitment of C$7.5 million. Under this facility, no borrowings were outstanding at December 31, 1996 and 1995. In addition, the Company has in place a shelf registration statement, which allows the Company to borrow or sell up to $100 million in securities. The Company currently expects that cash flows from operations and the sale of Golden Aluminum and borrowings under its revolving credit facilities will be adequate to meet the Company's needs for working capital, temporary financing for capital expenditures and acquisitions.

     As shown in the Consolidated Statement of Cash Flows, net cash provided by operations was $46.2 million, $97.2 million and $45.2 million for the years 1996, 1995 and 1994, respectively. The decrease from 1995 to 1996 was primarily attributable to increased losses experienced in discontinued operations as well as declines in accounts payable and the reduction in deferred revenue associated with aluminum and corn commodities hedging programs.

      During 1996, 1995 and 1994, net cash from operations was used to fund capital requirements and acquisitions. Over this three year period, total capital expenditures for the Company, excluding corporate, were $160.0 million, as follows:

(In millions)                    1996      1995      1994
Coors Ceramics                  $30.3     $25.1     $18.9
Graphic Packaging                13.3      20.1       8.4
Golden Technologies              12.6       7.4       5.9
Golden Aluminum -
 Discontinued in 1996             1.0       7.2       9.8
                                $57.2     $59.8     $43.0

     Consolidated capital spending during 1996 has been primarily for technological upgrades to machinery and equipment and related computer systems as well as costs associated with facility expansions and reconfigurations. The Company expects its capital expenditures for 1997 to be more than $60 million, primarily at Coors Ceramics and Graphic Packaging. Coors Ceramics has planned facility and material preparation expansions while Graphic Packaging's 1997 capital will be used for performance improvements to existing equipment and to increase capacity for growing markets. Golden Technologies' 1997 plans are to complete the semi-works facilities for its biodegradable polymer technology.

      Acquisitions during 1996 consumed over $30 million in cash, primarily for the fourth quarter acquisition of a majority interest in a solar energy distribution company. Cash was also used to fund part of Graphic Packaging's acquisition of a folding carton facility in Virginia and Coors Ceramics' acquisition of assets of an Oklahoma-based manufacturer that services the oilfield industry. Although a future strategy of the Company is to pursue niche acquisitions that provide growth and synergies with the base businesses, there are currently no planned acquisitions that would put a constraint on the Company's cash position.

      The impact of inflation on the Company's financial position and results of operations has been minimal and is not expected to adversely affect future results.

Environmental

      Coors Ceramics has received a demand for payment arising out of contamination of a semiconductor manufacturing facility formerly
owned  by  a  subsidiary  of  Coors  Ceramics,   Coors Components,
Inc. (CCI). Colorado State environmental authorities are negotiat-ing with the party to whom Coors Ceramics sold the property (Buyer) to clean up soil and ground water contamination on this parcel of
property.   In  addition,  Buyer is seeking  indemnification  for
damages paid in 1995 arising out of litigation by the adjacent landowner. The contamination is believed to have occurred prior to Coors Ceramics' ownership of CCI. CCI was sold to Buyer in
November  1987.   Coors  Ceramics does not  believe  it  has  any
responsibility for the contamination or the cleanup, and has notified the party from whom it acquired the property that Coors Ceramics will seek indemnification under the terms of its purchase agreement in the event of liability.

      In 1990, Coors Ceramics was notified that the State of California was seeking reimbursement for response costs from various parties relating to the Chatham Brothers Barrel Yard site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and California's analog to CERCLA. Coors Ceramics' estimated share has been reduced to 0.7%, based on volume and toxicity of its contribution. The Company believes the amount recorded is adequate to cover Coors Ceramics' liability related to this site.

      The  Company  has received requests from the  Environmental
Protection Agency for information related to other disposal sites; however, the Company believes its potential liability is minimal.

Factors That May Affect Future Results

      Certain statements in this document constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of ACX Technologies to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things: (i) general economic and business conditions; (ii) changes in industries in which ACX Technologies does business, such as beverage, telecommunications, semiconductor and automotive; (iii) the loss of major customers; (iv) the loss of market share and increased competition in certain markets; (v) industry shifts to alternative materials, such as replacement of ceramics by plastics and competitors offering products with characteristics similar to ACX Technologies' products, including packaging; (vi) changes in consumer buying habits; (vii) governmental regulation including environmental laws; and (viii) other factors over which ACX Technologies has little or no control.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

                                                     Page(s)
Consolidated Financial Statements:

     Report of Independent Accountants                27

     Consolidated Statement of Income
          for the years ended
          December 31, 1996, 1995 and 1994            28

     Consolidated Balance Sheet at
          December 31, 1996 and
          December 31, 1995                        29-30

     Consolidated Statement of Cash Flows
          for the years ended
          December 31 1996, 1995 and 1994             31

     Consolidated Statement of Shareholders'
          Equity for the years ended
          December 31, 1996, 1995 and 1994            32

     Notes to Consolidated Financial Statements    33-45

     Schedule II - Valuation and Qualifying
          Accounts for the years ended
          December 31, 1996, 1995 and 1994            46



REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of ACX Technologies, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ACX Technologies, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP
Denver, Colorado
February 18, 1997



MANAGEMENT'S REPORT TO SHAREHOLDERS

     Management is responsible for the preparation, integrity and objectivity of the financial statements and all other financial information included in this annual report. The financial statements, which include amounts using management's best judgments and estimates, have been prepared in accordance with generally accepted accounting principles. Management believes that all material uncertainties have been either appropriately accounted for or disclosed. Other financial information appearing in this annual report is consistent with that in the financial statements.

      Management has established and maintains accounting and reporting systems supported by an internal accounting control system, which management believes are adequate to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and financial records are reliable for the preparation of financial statements.

      On the recommendation of management, Price Waterhouse LLP was selected by the Board of Directors to render a professional opinion on the consolidated financial statements. The opinion of the independent accountants, based on their audits, is shown above.

      The  Board  of  Directors, through its Audit  Committee  of directors who are not officers or employees of the Company, is responsible for reviewing and monitoring the Company's financial and accounting practices. The Audit Committee meets regularly, either separately or jointly, with representatives of management, Price Waterhouse LLP and the Company's internal auditors to discuss auditing, accounting and financial matters. To ensure complete independence, Price Waterhouse LLP and the Company's internal auditors have unrestricted access to the Audit Committee and may meet with or without the presence of management.


JED J. BURNHAM                     GAIL A. CONSTANCIO
Chief Financial Officer            Controller and Principal
 and Treasurer                      Accounting Officer


             ACX TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF INCOME
              (In thousands, except per share data)

                                     Years Ended December 31,
                                   1996        1995       1994

Sales                              $593,493   $535,419    $459,688
Sales to Coors Brewing              118,887    125,434     119,017
Total sales                         712,380    660,853     578,705

Costs and expenses:
Cost of goods sold                  555,855    508,029     458,533
Marketing, general and
  administrative                     77,947     75,071      67,311
Research and development             15,300     16,312      14,410
Asset impairment and
  restructuring charges              34,642      2,735         ---
    Total operating expenses        683,744    602,147     540,254
Operating income                     28,636     58,706      38,451

Other income (expense):
Interest expense                     (8,177)    (9,306)     (6,370)
Interest income                       1,254      1,395         603
Miscellaneous--net                      696        452          99
    Total other expense              (6,227)    (7,459)     (5,668)
Income from continuing
  operations before income taxes     22,409     51,247      32,783

Income tax expense                   11,000     20,000      13,100

Income from continuing
  operations                         11,409     31,247      19,683

Discontinued operations:
Income (loss) from discontinued
  operations of Golden Aluminum      (5,033)    (7,376)        142
Loss on disposal of Golden
  Aluminum                          (98,400)       ---         ---

Net income (loss)                  $(92,024)   $23,871     $19,825

Net income (loss) per share of
common stock:
   Continuing operations            $  0.40     $ 1.13       $0.74
   Discontinued operations            (3.61)     (0.27)       0.01

Net income (loss) per share          $(3.21)    $ 0.86       $0.75

Weighted average shares
  outstanding                        28,651     27,655      26,587

See Notes to Consolidated Financial Statements



              ACX TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                 (In thousands, except share data)

                                    December 31,     December 31,
                                        1996             1995
ASSETS

Current assets
  Cash and cash equivalents            $15,671          $52,686
  Accounts receivable, less
    allowance for doubtful
    accounts of $2,085 in 1996 and
    $2,724 in 1995                      68,840           88,913
  Accounts receivable from Coors
    Brewing                              3,046            9,148
  Inventories                          101,520          117,500
  Deferred income taxes                 18,218            7,275
  Other assets                          11,571           16,986
  Net current assets of
    discontinued operations             53,052              ---
    Total current assets               271,918          292,508

Properties, net                        244,615          426,832
Goodwill, net                           46,799           34,828
Other assets                            49,860           31,318
Noncurrent assets of discontinued
  operations                            63,500              ---

Total assets                          $676,692         $785,486


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                     $33,021          $51,029
  Accounts payable to Coors
    Brewing                                753            2,237
  Accrued salaries and vacation         20,175           21,070
  Taxes other than income                7,598            6,349
  Accrued expenses and other
    liabilities                         55,745           43,022
Total current liabilities              117,292          123,707

Long-term debt                         100,000          100,000
Accrued postretirement benefits         27,890           27,008
Deferred income taxes                      ---           22,970
Other long-term liabilities             19,002           15,861
Total liabilities                      264,184          289,546
Minority interest                       14,605            7,566

Shareholders' equity
Preferred stock, non-voting,
  $0.01 par value, 20,000,000
  shares authorized and no shares
  issued or outstanding                    ---              ---
Common stock, $0.01 par value,
  100,000,000 shares authorized
  and 27,934,000 and 26,917,000
  issued and outstanding at
  December 31, 1996 and 1995,
  respectively                             279              269
Paid-in capital                        443,302          441,220
Retained earnings (deficit)            (47,271)          45,587
Cumulative translation adjustment
  and other                              1,593            1,298
    Total shareholders' equity         397,903          488,374
Total liabilities and
  shareholders' equity                $676,692         $785,486

See Notes to Consolidated Financial Statements



            ACX TECHNOLOGIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In thousands)

                                         Years Ended December 31,
                                         1996      1995     1994
Cash flows from operating activities:
  Net income (loss)                    $(92,024)  $23,871   $19,825
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Loss on disposal of discontinued
        operations, net of tax            98,400      ---       ---
      Asset impairment and
        restructuring charges             34,642    2,735       ---
      Depreciation and amortization       49,523   49,857    46,100
      Change in deferred income taxes     (6,058)     731     2,063
      Change in accrued postretirement
        benefits                             882    1,309     1,851
      (Gain) loss on sale of
        properties                            98    (476)     3,097
      Change in current assets and
        current liabilities net of effects
        from acquisitions:
          Accounts receivable             10,882    5,343   (20,206)
          Inventories                     (2,893)     272    (9,108)
          Other assets                    (3,855)   8,549    (1,531)
          Accounts payable               (13,561)   5,330    (6,696)
          Accrued expenses and other
            liabilities                  (31,656)     (21)    5,082
      Change in deferred items             1,939     (121)    1,905
      Other                                 (161)    (195)    2,816
      Net cash provided by operating
        activities                        46,158   97,184    45,198

Cash flows from investing activities:
  Additions to properties                (57,526) (60,027)  (43,097)
  Acquisitions, net of cash acquired     (34,313)     ---   (18,354)
  Proceeds from sale of properties         8,764   13,253     4,882
  Other                                   (1,250)    (199)     (106)
      Net cash used in investing
        activities                       (84,325) (46,973)  (56,675)

Cash flows from financing activities:
  Proceeds from long-term debt               ---      ---   100,000
  Payments on short-term borrowings          ---   (3,600)  (86,746)
  Payments on long-term debt                 ---   (8,295)     (950)
  Stock option exercises and other         1,152    4,593     2,191
      Net cash provided (used) by
        financing activities               1,152   (7,302)   14,495

Cash and cash equivalents:
  Net increase (decrease) in cash and
    cash equivalents                     (37,015)  42,909     3,018
  Balance at beginning of year            52,686    9,777     6,759
  Balance at end of year                $ 15,671  $52,686   $ 9,777

See Notes to Consolidated Financial Statements


                    ACX TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                (In thousands)

                                                 Retained
                             Common   Paid-in    Earnings
                              Stock   Capital    (Deficit)    Other     Total

Balance at December 31, 1993   $128  $417,480      $1,891    $(897)  $418,602

Exercise of stock options         1     1,207         ---      ---      1,208
Tax benefit of option
  exercise                      ---       238         ---      ---        238
Issuance of common stock          4    16,892         ---      ---     16,896
Net income                      ---       ---      19,825      ---     19,825
Cumulative translation
  adjustment and other          ---       ---         ---      685        685

Balance at December 31, 1994    133   435,817      21,716     (212)   457,454

Exercise of stock options         1     3,246         ---      ---      3,247
Tax benefit of option
  exercise                      ---       875         ---      ---        875
Issuance of common stock        ---     1,417         ---      ---      1,417
Stock split                     135      (135)        ---      ---        ---
Net income                      ---       ---      23,871      ---     23,871
Cumulative translation
  adjustment and other          ---       ---         ---    1,510      1,510

Balance at December 31, 1995    269   441,220      45,587    1,298    488,374

Exercise of stock options       ---       308         ---      ---        308
Tax benefit of option
  exercise                      ---        48         ---      ---         48
Issuance of common stock         10     1,726         ---      ---      1,736
Net loss                        ---       ---     (92,024)     ---    (92,024)
Cumulative translation
  adjustment and other          ---       ---        (834)     295       (539)

Balance at December 31, 1996   $279  $443,302    $(47,271)  $1,593   $397,903

See Notes to Consolidated Financial Statements




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies

Nature of Operations

      The operations of ACX Technologies, Inc. (the Company) include two reportable business segments. Coors Ceramics Company (Coors Ceramics) participates in three markets of the advanced technical ceramics industry. Structural ceramics are components in mechanical devices used in various applications including automotive, fluid handling and power generation. Electronic ceramics are the base for various electronic circuits, pressure sensors and semiconductor chips in computers, telecommunications and automotive controls. Advanced electronic packages are casings that surround computer chips used in the telecommunications and computing industries.

      Graphic Packaging Corporation (Graphic Packaging) develops and sells value-added paperboard folding cartons and flexible packaging products. The end use for Graphic Packaging's flexible packaging products are principally pet foods, personal care, beverages, confections and baking/snacks. Primary folding carton products include beverages, concentrated detergents, bar soaps and cereals.

      In 1996, Coors Ceramics and Graphic Packaging contributed approximately 40% and 50%, respectively, of consolidated revenues. In addition, the Company owns technology-based developmental businesses operated through Golden Technologies Company, Inc. (Golden Technologies). The Company's markets include the United States, Western Europe, Canada, South America and the Far East.

      In 1996, the Company adopted a plan to dispose of Golden Aluminum Company (Golden Aluminum), which produces rigid container sheet used in making can lids, tabs and bodies for the beverage and food can industry and other flat-rolled aluminum products used principally in the building industry. In March 1997, the sale of Golden Aluminum was completed.

       Consolidation:   The  consolidated  financial   statements
include  the  accounts  of the Company and its  wholly-owned  and
majority-owned    subsidiaries.    All   material    intercompany
transactions have been eliminated.

      The consolidated financial statements have been prepared in conformity with generally accepted accounting principles, using management's best estimates and judgments where appropriate. Significant estimates have been made by management with respect to 1996 asset impairment and restructuring charges. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term.

     Inventories: Inventories are stated at the lower-of-cost or market. Cost is determined by the first-in, first-out (FIFO) method for the majority of inventories. At Graphic Packaging, cost is determined on the last-in, first-out (LIFO) method for certain inventories. For such inventories, FIFO cost, which approximates replacement cost, exceeded LIFO cost by $2.4 million and $3.2 million at December 31, 1996 and 1995, respectively.

      Properties: Land, buildings and equipment are stated at cost. Real estate properties are non-operating properties held for sale. For financial reporting purposes, depreciation is recorded principally on the straight-line method over the estimated useful lives of the assets as follows:

Buildings                                 10 to 40 years
Machinery and equipment                   3 to 10 years
Building and leasehold improvements       The shorter of the useful
                                          life, lease term or 20 years

      Accelerated depreciation methods are generally used for income tax purposes. Expenditures for new facilities and improvements that substantially extend the capacity or useful life of an asset are capitalized. Ordinary repairs and maintenance are expensed as incurred.

       Impairment   of   Long-Lived   Assets   and   Identifiable
Intangibles: In 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be
Disposed Of." The statement requires the recognition of an impairment loss for an asset held for use when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurement of the impairment loss is based on fair value of the asset. The Company periodically reviews long-lived assets, identifiable intangibles and goodwill for impairment whenever events or changes in business circumstances indicate the carrying amount of the assets may not be fully recoverable. See Note 3.

      Start-Up  Costs:   Start-up costs  that  are  unrelated  to
construction and associated with manufacturing facilities are expensed as incurred.

       Goodwill and Other Intangibles: Goodwill and other intangibles are amortized on a straight-line basis over the estimated future periods to be benefited (not exceeding 40 years). Goodwill and other intangibles were $65.1 million at December 31, 1996, and $50.3 million at December 31, 1995, less accumulated amortization of $14.1 million and $11.3 million, respectively.

      Hedging Transactions: The Company periodically enters into forward, future and option contracts for commodities to hedge its exposure to price fluctuations primarily for raw materials used in the production of high-fructose corn syrup. The gains and losses on qualified hedge contracts are deferred and recognized in cost of goods sold as part of the product cost.

       Statement of Cash Flows: The Company defines cash equivalents as highly liquid investments with original maturities of 90 days or less. The carrying value of the Company's cash equivalents approximates their fair market value. Income taxes paid were $8.8 million, $13.9 million and $9.7 million in 1996, 1995 and 1994, respectively.

      Interest capitalized, expensed and paid, in thousands, for the years ended December 31, were as follows:

                             1996      1995      1994
Total interest costs       $8,921   $10,381    $6,826
Interest capitalized       $  744   $ 1,075    $  456
Interest expensed          $8,177   $ 9,306    $6,370
Interest paid              $9,554   $ 9,421    $5,163

      During  1994,  the  Company  exchanged  approximately  $8.0 million  of  assets held by a wholly-owned subsidiary  of  Golden
Technologies for an equity interest in a privately-held company.

      Miscellaneous  -  net:   Income  attributable  to  minority
interests and activity for certain royalty arrangements are included in "Miscellaneous - net" in the Consolidated Statement of Income.

     Environmental Expenditures: Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.

      Per Share of Common Stock: Per share information is based on the weighted average number of common shares outstanding during the year. Per share information for all periods presented is adjusted for a two-for-one stock split in 1995.

      Reclassifications: Certain 1995 and 1994 information has been reclassified to conform to the 1996 presentation.


Note 2. Discontinued Aluminum Operations

     In 1996, the Board of Directors adopted a plan to dispose of the Company's aluminum rigid container sheet business operated by Golden Aluminum. In conjunction with this decision, the Company recorded pretax charges of $155 million for anticipated losses upon the disposition and estimated operating losses of the business through the disposition date. In March of 1997, the sale of Golden Aluminum was completed for $70 million, of which $10 million was paid at closing and $60 million is due within two years. In accordance with the purchase agreement, the purchaser has the right to sell the property, plant and equipment back to the Company during the two year period in discharge of the $60 million obligation. The initial payment of $10 million is non-refundable.

      The historical operating results and the estimated loss on the sale of this business have been segregated as discontinued operations on the accompanying Consolidated Statement of Income for all periods presented. The assets and liabilities of Golden Aluminum which were held for sale at December 31, 1996 have been separately identified on the December 31, 1996 Consolidated Balance Sheet as net current or noncurrent assets of discontinued operations. The current assets consist primarily of accounts receivable and inventory, partially offset by accounts payable. The noncurrent assets are composed of the fixed assets of Golden Aluminum. The Consolidated Balance Sheet as of December 31, 1995 has not been restated. Discontinued operations have not been segregated on the Consolidated Statement of Cash Flows. Accordingly, the Consolidated Statement of Cash Flows includes sources and uses of cash for Golden Aluminum.

      Selected financial data for Golden Aluminum, in thousands, are summarized as follows:

                                    Years Ended December 31,
                                    1996         1995         1994

Net sales                       $168,446     $250,001     $152,798

Income (loss) from
  operations before income
  taxes                          $(8,033)    $(10,076)    $    142
Income tax benefit                 3,000        2,700          ---

Income (loss) from
  operations                      (5,033)      (7,376)         142

Loss on disposal before
  income taxes                  (124,700)         ---          ---
Loss on operations during
  disposition period before
  income taxes                   (30,300)         ---          ---
Income tax benefit                56,600          ---          ---

Net income (loss)              $(103,433)     $(7,376)     $   142

Per common share:
Income (loss) from
  operations                   $   (0.18)     $ (0.27)     $  0.01
Estimated loss on disposal         (3.43)         ---          ---
Net income (loss)              $   (3.61)     $ (0.27)     $  0.01



Note 3.  Asset Impairment and Restructuring Charges

      In the fourth quarter of 1996, the Company recorded $32.2 million in asset impairment charges at Golden Technologies. The charges relate primarily to the corn-wet milling business and solar panel manufacturing activity. The assets of the corn-wet milling business became impaired when unfavorable market conditions in the high-fructose corn syrup market reduced selling prices by half and decreased ongoing customer purchase commitments and anticipated future net cash flows. Additional future expense and cash outlays are expected to be approximately $2.0 million to $3.0 million and consist primarily of employee severance to be paid out in the first quarter related to the 1997 decision to exit the high-fructose corn syrup business. The following circumstances in Golden Technologies' solar panel manufacturing activity resulted in an impairment of the assets associated with this activity: (i) the lack of a currently viable market for cadmium telluride solar panels; (ii) the lack of an alternative use for panel manufacturing assets; and (iii) management's new focus on solar energy distribution.

     Certain administrative functions at Golden Technologies were restructured in the fourth quarter of 1996 and management realignments were made in the solar energy distribution business. This resulted in a restructuring charge of $2.4 million, primarily consisting of estimated severance costs for 16 employees in administrative functions. Cash outlays related to the restructuring charges are expected to occur in the first quarter of 1997.


Note 4.  Acquisitions

     1996 Acquisitions

      During 1996, the Company consummated several acquisitions, including: (i) a controlling interest in the stock of Photocomm, Inc., a publicly traded company headquartered in Scottsdale, Arizona, engaged in the manufacture and marketing of solar electric systems; and (ii) the operating assets of H.B. Company, Inc., a manufacturer of oilfield pump components based in Oklahoma City, Oklahoma. These acquisitions were accounted for under the purchase method of accounting, and accordingly, the Company's results of operations for 1996 include the results of Photocomm since November 21, 1996 and of H.B. Company since March 19, 1996. The aggregate consideration in connection with these acquisitions was $24.2 million, which was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair market values of the net assets acquired was $14.3 million, which is being amortized over 15 years on a straight-line basis.

      On March 1, 1996, the Company acquired Gravure Packaging, Inc., based in Richmond, Virginia. Gravure is a manufacturer of high-quality folding cartons for the packaged consumer goods industry and had annual net sales of approximately $44 million in 1996. Under terms of the acquisition, which was accounted for as a pooling of interests, the Company issued 911,000 shares of its common stock and paid $2.4 million in exchange for all of Gravure's stock. In addition, the Company paid $7.5 million at closing to reduce the short-term borrowings of Gravure.

      The  above acquisitions were not material to the  Company's
balance  sheet  or  results  of operations.   Accordingly,  prior
period financial statements have not been restated to include the results of the Gravure pooling of interests transaction.

     1994 Acquisition

      In mid-1994 the Company acquired the stock of a flexible packaging company with plants in Canada and the United States. Consideration for the transaction included approximately $17 million in cash and notes, 845,000 shares of the Company's common stock and assumption of $56 million in liabilities. The transaction was accounted for under the purchase method of accounting and accordingly, the results of the acquired company have been included in the Company's results of operations since July 1, 1994. Goodwill recorded in the transaction of approximately $28 million is being amortized over 15 years on a straight-line basis.


Note 5.  Inventories

     The classification of inventories, in thousands, at December
31, was as follows:

                                         1996           1995
Finished                             $ 46,312       $ 41,228
In process                             28,837         41,712
Raw materials                          26,371         34,560
Total inventories                    $101,520       $117,500


Note 6.  Properties

     The cost of properties and related accumulated depreciation, in thousands, at December 31, consists of the following:

                                          1996         1995
Land and improvements                 $ 11,107     $ 19,110
Buildings                               90,136      125,706
Machinery and equipment                342,304      557,312
Real estate properties                  10,261       11,084
Construction in progress                25,055       35,883
                                       478,863      749,095
Less accumulated depreciation          234,248      322,263
Net properties                        $244,615     $426,832


Note 7.  Operating Leases

      The Company has leases for a variety of equipment and facilities that expire in various years. Future minimum lease payments, in thousands, required as of December 31, 1996, under non-cancelable operating leases with terms exceeding one year, are as follows:

1997                               $ 6,432
1998                                 4,424
1999                                 3,502
2000                                 3,159
2001 and thereafter                  5,073
           Total                   $22,590

     Operating lease rentals for warehouse, production and office facilities  and equipment amounted to $6.2 million in 1996,  $4.6 million in 1995 and $4.4 million in 1994.


Note 8.  Long-Term Debt

      Long-term debt, in thousands, consists of the following as of December 31:

                                                   1996      1995
7.8% Unsecured notes due November 1, 1999      $ 70,000  $ 70,000
8.1% Unsecured notes due November 1, 2001        30,000    30,000
           Total long-term debt                $100,000  $100,000

      The Company also has an unsecured $125 million revolving credit facility under which no amounts were outstanding at December 31, 1996 and 1995. The fair value of the Company's debt approximates its carrying value.


Note 9.  Income Taxes

      The components of income from continuing operations before income taxes were:

                                  Years Ended December 31,
(In thousands)                   1996       1995        1994

 Domestic                     $14,694    $44,470     $30,502
 Foreign                        7,715      6,777       2,281
  Total income from
    continuing operations
    before income taxes       $22,409    $51,247     $32,783


The total provision for income taxes includes the following:

                                  Years Ended December 31,
(In thousands)                   1996       1995        1994

Current provision:
  Federal                    $  3,524    $ 9,549     $ 7,780
  State                         2,995      3,232       2,467
  Foreign                       2,941      3,936         779
  Total current tax
    expense                     9,460     16,717      11,026
Deferred provision:
  Federal                     (53,640)     1,064       2,167
  State                        (4,254)        53        (494)
  Foreign                        (166)      (534)        401
  Total deferred tax
    expense (benefit)         (58,060)       583       2,074
Total income tax expense
  (benefit)                  $(48,600)   $17,300     $13,100


     The total provision for income taxes is included in the Consolidated Statement of Income as follows:

                                  Years Ended December 31,
(In thousands)                   1996       1995        1994

Continuing operations        $ 11,000    $20,000     $13,100
Discontinued operations       (59,600)    (2,700)        ---
  Total income tax expense
    (benefit)                $(48,600)   $17,300     $13,100

      Temporary differences that give rise to a significant portion of deferred tax assets (liabilities) at December 31, 1996 and 1995, were as follows:

(In thousands)                                  1996          1995
Pension and employee benefits               $ 18,996      $ 16,430
Alternative minimum tax                       15,435        15,424
Depreciation and other property related       (9,324)      (56,145)
Inventory                                      3,649         1,110
Capitalized interest                           3,044         2,674
Amortization of intangibles                    2,252           551
All other                                     13,085         4,261
Gross deferred tax assets (liabilities)       47,137       (15,695)
Less valuation allowance                      (1,800)          ---
Net deferred tax assets (liabilities)       $ 45,337      $(15,695)


      The valuation allowance of $1.8 million was established due to the uncertainty surrounding the ultimate deductibility of capital losses, which are deductible only to the extent of offsetting capital gains.

      The principal differences between the effective income tax rate attributable to continuing operations and the U.S.
statutory federal income tax rate are as follows:

                                    Years Ended December 31,
                                      1996      1995      1994
Expected tax rate                    35.0%     35.0%     35.0%
State  income taxes  (net  of
  federal benefit)                    7.1%      4.0%      3.7%
Non-deductible  expenses  and
  losses                              9.6%      0.1%      1.8%
Foreign  tax expense (net  of
  federal benefit)                    0.3%      0.8%      0.5%
Change in valuation allowance         7.6%      ---        ---
Research and development and
  other tax credits                 (12.1%)     ---        ---
Other - net                           1.6%    (0.9%)     (1.0%)
Effective tax rate                   49.1%     39.0%     40.0%

      The Internal Revenue Service (IRS) has completed its examination of the Company's federal income tax returns through 1992. The IRS is currently reviewing the federal income tax returns for fiscal years 1993, 1994 and 1995. In the opinion of management, adequate accruals have been provided for all income tax matters and related interest.

      The Company has not provided for U.S. or additional foreign taxes on $11.3 million of undistributed earnings of foreign subsidiaries to the extent they are considered to be reinvested indefinitely. If these earnings were distributed, foreign tax credits should become available under current law to reduce or eliminate the resulting U.S. income tax liability. When the Company identifies exceptions to the general reinvestment policy, additional taxes will be provided.


Note 10.  Stock Compensation

      The Company's Equity Incentive Plan provides for the granting of non-qualified stock options to certain key employees. The Equity Incentive Plan also provides for the grant of restricted stock, bonus shares, stock units and offers to officers of the Company to purchase stock. The Company has authorized 4.8 million shares for issuance under this plan. Generally, options outstanding under the Company's Equity Incentive Plan are subject to the following terms: (i) grant price equal to fair market value of the stock on the date of grant; (ii) ratable vesting over either a three or four year service period; and (iii) maximum term of ten years from the date of grant.

      Transactions in options for the years ended December 31, 1996, 1995 and 1994 were as follows:

                           1996            1995              1994
                             Weighted          Weighted        Weighted
                              Average          Average          Average
                             Exercise          Exercise        Exercise
(Shares in thousands) Shares   Price  Shares    Price   Shares   Price
Options outstanding
  at January 1        2,374    $16.08   2,313    $15.27  1,359    $12.64
Granted                 479    $15.29     369    $19.34  1,088    $18.22
Exercised               (29)   $12.75    (271)   $13.15   (110)   $12.56
Expired or forfeited    (36)   $17.36     (37)   $19.38    (24)   $12.44
Options outstanding
  at December 31      2,788    $15.96   2,374    $16.08  2,313    $15.27
Exercisable at
  December 31         1,593    $15.33   1,251    $14.81  1,077    $13.96
Available for future
  grant                 806             1,368            1,713

     Options outstanding at December 31, 1996 had exercise prices between $9.93 and $20.88 per share and had a weighted average remaining contractual life of 6.7 years.

       The  Company  applies  APB  Opinion  No.  25  and  related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its Equity Incentive Plan and employee stock purchase plan. If the Company had elected to recognize compensation cost based on the fair value of the options at grant date as allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," compensation expense of $2.2 million and $0.5 million would have been recorded for 1996 and 1995, respectively. Net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                      1996        1995
Net income (loss) in thousands:
  As reported                    $(92,024)     $23,871
  Pro forma                      $(93,411)     $23,591
Earnings (loss) per share:
  As reported                    $  (3.21)     $  0.86
  Pro forma                      $  (3.26)     $  0.85

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 22.6%; (iii) risk-free interest rate ranging from 5.2% to 6.8%; and (iv) expected life of 3 to 6.37 years. The weighted average per share fair value of options granted during 1996 and 1995 was $5.16 and $6.65, respectively.


Note 11.  Employee Retirement Plans

      The Company maintains several defined benefit pension plans for the majority of the Company's employees. Benefits are based on years of service and average base compensation levels over a period of years. Plan assets consist primarily of equity, real estate and interest-bearing investments. The Company's funding policy is to contribute annually not less than the ERISA minimum funding standards nor more than the maximum amount that can be deducted for federal income tax purposes. Total expense for these plans, the Company's 401(k) plan and other defined contribution plans was $8.3 million in 1996, $6.7 million in 1995 and $9.4 million in 1994.

       The funded status of the pension plans and amounts recognized in the Consolidated Balance Sheet as of December 31, were as follows:

(In thousands)                                1996        1995
Actuarial present value of accumulated
  plan benefits (including vested
  benefits of $84,093 in 1996 and
  $79,447 in 1995)                       $  90,940   $  87,720
Projected benefit obligation for
  service rendered to date                 118,505     111,340
Plan assets available for benefits          97,308      83,654

Plan assets less than projected
  benefit obligation                       (21,197)    (27,686)
Unrecognized net loss                       11,798      25,744
Prior service cost not yet recognized        7,321       3,668
Unrecognized net assets being
  recognized over 15 years                    (689)       (954)

Net prepaid pension asset (liability)     $ (2,767)  $     772


     The components of net pension expense for the years ended
December 31, were as follows:

(In thousands)                     1996       1995      1994
Service cost for benefits
  earned during the year       $  4,196   $  3,100   $ 4,331
Interest cost on projected
  benefit obligation              8,331      7,458     7,455
Actual gain on plan assets      (14,172)   (14,877)     (522)
Net amortization and deferral     8,287      9,287    (4,163)
Net pension expense            $  6,642   $  4,968   $ 7,101


     Significant assumptions used in determining the valuation of the projected benefit obligation were:

                                   1996       1995      1994
Settlement rate                    7.8%       7.3%      8.3%
Increase in compensation
  levels                           5.3%       5.3%      5.3%
Rate of return on plan assets      9.8%       9.8%      9.8%


Note 12.  Other Postretirement Benefits

      Certain subsidiaries of the Company provide health care and life insurance benefits to retirees and eligible dependents. Eligible employees may receive these benefits after reaching age 55 with 10 years of service. Prior to reaching age 65, eligible retirees may receive certain health care benefits identical to those available to active employees. Retirees who meet the age and service requirement necessary to retire early without any actuarial reductions from the Company's retirement plan for early retirement, either pay no premium or the same premium as active employees. Eligible retirees who do not meet this age and service requirement pay a greater amount. These plans are not funded.

      The amounts recognized in the Consolidated Balance Sheet as of December 31, were as follows:

(In thousands)                                1996     1995
Accumulated Postretirement Benefit
Obligation (APBO)
  Retirees                                 $ 9,315  $ 1,089
  Fully eligible, active plan
    participants                             2,898    3,035
  Other active plan participants             8,487    8,176
                                            20,700   22,300
  Unrecognized net gain                      3,872      525
  Unrecognized prior service cost            4,443    4,905
  Accrued other postretirement benefit
    cost                                   $29,015  $27,730

      The components of net periodic other postretirement benefit cost for the years ended December 31, were as follows:

(In thousands)                     1996      1995      1994
Service cost for benefits
  earned during the year        $   891  $    889    $1,114
Interest cost on APBO             1,452     1,824     1,832
Recognized amortized gain          (428)     (157)     (118)
Net periodic postretirement
  benefit cost                  $ 1,915   $ 2,556   $ 2,828

       The accumulated postretirement benefit obligation was determined based on the terms of the pertinent health and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates ranging ratably from 10.0% in 1996 to 5.0% through the year 2006. The discount rate used to determine the APBO at December 31, 1996 and 1995, was 7.8% and 7.3%, respectively.

      If  the  health care cost trend rate was increased 1%,  the
APBO   as   of  December  31,  1996,  would  have  increased   by
approximately $2.0 million. The effect of this change on the ongoing annual cost would be approximately $0.3 million.


Note 13.  Related Party Transactions

     The Company sells packaging and refined corn starch products to Coors Brewing Company (Coors Brewing), a subsidiary of Adolph Coors Company (ACCo). Additionally, the Company sold aluminum products to Coors Brewing until the sale of Golden Aluminum on March 1, 1997. On December 28, 1992, the Company was spun off from ACCo and since that time, ACCo has had no ownership interest in the Company. However, certain Coors family trusts have significant interests in both the Company and ACCo. At the time of spin-off from ACCo, the Company entered into agreements (operating agreements) with Coors Brewing for the sale of aluminum, packaging and starch products and the resale of brewery byproducts. The operating agreements had a stated term of five years and have resulted in substantial revenues to the Company. During 1995, the Golden Aluminum operating agreement was canceled. In early 1997, the supply agreement with Graphic Packaging was modified to a three year, rolling term contract that provides stated quantity commitments and annual repricing. In addition, the corn starch and brewery byproduct agreements were extended through 1999. The Company will continue to attempt to increase its sales to unaffiliated customers to decrease dependence on Coors Brewing.

     Sales of packaging products and refined corn starch to Coors Brewing accounted for approximately 16.7%, 19.0% and 20.6% of the Company's consolidated net sales for 1996, 1995 and 1994, respectively. Included in the results of discontinued operations are sales of aluminum products of $25.9 million, $121.1 million and $82.5 million for 1996, 1995 and 1994, respectively. Sales were at terms comparable to those that could have been obtained on an arms-length basis between unaffiliated parties. The loss of Coors Brewing as a customer in the foreseeable future could have a material effect on the Company's results of operations.


Note 14.  Commitments and Contingencies

      It is the policy of the Company generally to act as a self-insurer for certain insurable risks consisting primarily of employee health insurance programs. With respect to workers' compensation, the Company uses a variety of fully or partially self-funded insurance vehicles. The Company maintains certain stop-loss and excess insurance policies that reduce overall risk of financial loss.

      The Company is named as defendant in various actions and proceedings arising in the normal course of business, including claims by current or former employees relating to employment or termination. In addition, the Company is a plaintiff in a fixed price construction contract dispute under which a counterclaim has been filed. In all of these cases, the Company is denying the allegations made against it and is vigorously defending them. Although the eventual outcome of the various lawsuits cannot be predicted, it is management's opinion that these suits will not result in liabilities to such extent that they would materially affect the Company's financial position or results of operations.

      Coors Ceramics and a beryllium supplier have been named as defendants in a lawsuit brought by several current and former employees of a defense equipment manufacturer and their spouses. Plaintiffs are seeking damages in connection with the manufacture, sale and distribution of certain products containing beryllium and allege that they contracted chronic beryllium disease from products supplied by Coors Ceramics and the beryllium supplier. The suit is in the early stages of litigation; however, the Company believes it has meritorious defenses to the allegations raised and intends to defend itself vigorously against these allegations.

      Golden Technologies and several other defendants have recently been sued by a candy company claiming violation of federal and state antitrust laws in sales of corn syrup from 1988 to 1996. It appears that the Company was only an occasional and minor supplier to the plaintiff and Golden Technologies intends to vigorously defend itself against these allegations.

      The Company has agreed to grant or guarantee a line of credit for two years not to exceed $8.0 million for National Empowerment Television, Inc. (NET). This agreement will grant the Company the right to purchase a portion of NET's common stock at a discount from the current market value under certain circumstances. NET is a privately-held cable television network located in Washington, D.C. If the Company is called upon to satisfy the guarantee, the Company has the option to convert the loan into an equity position of NET.

     Coors Ceramics has received a demand for payment arising out of contamination of a semiconductor manufacturing facility formerly owned by a subsidiary of Coors Ceramics, Coors Components, Inc. (CCI). Colorado State environmental authorities are negotiating with the party to whom Coors Ceramics sold the property (Buyer) to clean up soil and ground water contamination on this parcel of property. In addition, Buyer is seeking indemnification for damages paid in 1995 arising out of litigation by the adjacent landowner. The contamination is believed to have occurred prior to Coors Ceramics' ownership of CCI. CCI was sold to Buyer in November 1987. Coors Ceramics does not believe it has any responsibility for the contamination or the cleanup, and has notified the party from whom it acquired the property that Coors Ceramics will seek indemnification under the terms of its purchase agreement in the event of liability.

      Some of the Company's subsidiaries have been notified that they may be potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) or similar state laws with respect to the remediation of certain sites where hazardous substances have been released into the environment. The Company cannot predict with certainty the total costs of remediation, its share of the total costs, the extent to which contributions will be available from other parties, the amount of time necessary to complete the remediation or the availability of insurance. However, based on investigations to date, the Company believes that any liability with respect to these sites would not be material to the financial condition and results of operations of the Company, without consideration for insurance recoveries. There can be no certainty, however, that the Company will not be named as a PRP at additional sites or be subject to other environmental matters in the future or that the costs associated with those additional sites or matters would not be material.


Note 15.  Quarterly Financial Information (Unaudited)

      The following information summarizes selected quarterly financial information, in thousands, for each of the two years in the period ended December 31, 1996.

1996                            First    Second     Third    Fourth       Year

Net sales                   $ 177,138  $183,987  $175,154  $176,101   $712,380
Cost of goods sold            138,478   142,585   137,218   137,574    555,855
Marketing, general &
  administrative               19,588    19,507    18,459    20,393     77,947
Research & development          3,623     3,771     3,602     4,304     15,300
Asset impairment and
  restructuring charges           ---       ---       ---    34,642     34,642
Other expense                   1,589     2,158     1,693       787      6,227
Total costs & expenses        163,278   168,021   160,972   197,700    689,971
Income (loss) from
  continuing operations
  before income taxes          13,860    15,966    14,182   (21,599)    22,409
Income tax expense (benefit)    5,700     6,200     5,600    (6,500)    11,000
Income (loss) from
  continuing operations         8,160     9,766     8,582   (15,099)    11,409
Discontinued operations:
Loss from discontinued
  operations of
  Golden Aluminum              (5,033)      ---       ---       ---     (5,033)
Loss on disposal of Golden
  Aluminum                    (70,000)      ---       ---   (28,400)   (98,400)
Net income (loss)            $(66,873) $  9,766  $  8,582  $(43,499)  $(92,024)

Per share of common stock:
  Continuing operations      $   0.29  $   0.34  $   0.30  $  (0.53)  $   0.40
  Discontinued operations       (2.62)      ---       ---     (0.99)     (3.61)
  Net income (loss)          $  (2.33) $   0.34  $   0.30  $  (1.52)  $  (3.21)

1995
Net sales                    $155,884  $169,235  $171,210  $164,524   $660,853
Cost of goods sold            121,073   128,776   130,248   127,932    508,029
Marketing, general &
  administrative               18,265    19,237    18,475    19,094     75,071
Research & development          4,447     4,763     3,161     3,941     16,312
Restructuring charges             ---       ---       ---     2,735      2,735
Other expense                   2,362     2,170     1,794     1,133      7,459
Total costs & expenses        146,147   154,946   153,678   154,835    609,606
Income from continuing
  operations before
  income taxes                  9,737    14,289    17,532     9,689     51,247
Income tax expense              3,850     5,550     6,900     3,700     20,000
Income from continuing
  operations                    5,887     8,739    10,632     5,989     31,247
Discontinued operations:
Income (loss) from
  discontinued operations of
  Golden Aluminum               2,763     1,180    (3,676)   (7,643)    (7,376)
Net income (loss)            $  8,650  $  9,919  $  6,956  $ (1,654)  $ 23,871

Per share of common stock:
   Continuing operations     $   0.21  $   0.32  $   0.38  $   0.22   $   1.13
   Discontinued operations       0.10      0.04     (0.13)    (0.28)     (0.27)
   Net income (loss)         $   0.31  $   0.36  $   0.25  $  (0.06)  $   0.86

      Included in the 1996 fourth quarter loss from continuing operations were asset impairment and restructuring charges of $34.6 million at Golden Technologies. The after-tax effect of these charges was $22.8 million, or $0.80 per share. See Note 3.


Note 16.  Segment Information

      Certain financial information for the Company's business segments, in thousands, is included in the following summary:

                         Operating           Depreciation   Additions
                  Net     Income                 and            to
(In thousands)   Sales    (Loss)     Assets  Amortization   Properties
1996

Ceramics       $276,352    $44,204  $214,635      $16,159    $30,291
Packaging       346,547     41,048   205,705       19,959     13,314
Developmental
  businesses     89,481    (48,447)  104,138        5,757     12,558
Discontinued
  operations        ---        ---   116,552        7,307      1,036
Corporate           ---     (8,169)   35,662          341        327

               $712,380    $28,636  $676,692      $49,523    $57,526

1995

Ceramics       $270,877    $47,395  $189,191      $14,046    $25,122
Packaging       308,109     34,551   197,587       16,945     20,149
Developmental
  businesses     81,867    (13,740)   80,350        5,643      7,426
Discontinued
  operations        ---        ---   268,260       12,618      7,177
Corporate           ---     (9,500)   50,098          605        153

               $660,853    $58,706  $785,486      $49,857    $60,027

1994

Ceramics       $231,288    $33,091  $165,804      $11,831    $18,949
Packaging       258,833     27,889   197,330       13,632      8,407
Developmental
  businesses     88,584    (13,174)   88,852        8,842      5,920
Discontinued
  operations        ---        ---   297,962       11,573      9,768
Corporate           ---     (9,355)   10,342          222         53

               $578,705    $38,451  $760,290      $46,100    $43,097

     Operating income (loss) for reportable segments is exclusive
of  certain  unallocated  corporate expenses.   Corporate  assets
include cash and cash equivalents and certain properties.


                           SCHEDULE II

               ACX TECHNOLOGIES, INC. AND SUBSIDIARIES
                  VALUATION AND QUALIFYING ACCOUNTS
                           (In thousands)

Allowance for doubtful receivables
(deducted from accounts receivable)

                          Additions
             Balance at  charged to                         Balance
Year Ended   beginning    costs and                          at end
December 31   of year     expenses     Other   Deductions   of year

1994             $2,899       $1,335  $   6(1) $  (796)(2)    $3,444
1995             $3,444       $  742  $   7(1) $(1,469)(2)    $2,724
1996             $2,724       $1,272  $(30)(1) $  (931)(2)    $3,035

(1) The effect of translating foreign subsidiaries' financial statements into U.S. dollars.
(2)  Write-off of uncollectible accounts.


ITEM  9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

      Within the last two years there have been no changes in the Company's independent accountants or disagreements on accounting and financial statement disclosure matters.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information regarding the Registrant's Directors is incorporated by reference to the Proxy Statement in connection with the 1997 Annual Meeting of Shareholders.

     The following executive officers of the Company serve at the pleasure of the Board:

      Jeffrey H. Coors, 52, President of the Company since its formation in August 1992. Chairman of Graphic Packaging and Golden Technologies since 1985 and 1989, respectively; Executive Vice President of ACCo from 1991 to 1992; President of Coors Technology Companies from 1989 to 1992; Director of Photocomm, Inc. since November 1996.

      Joseph Coors, Jr., 55, President of the Company since its formation in August 1992; President and Chief Executive Officer of Coors Ceramics since March 1997 and Chairman of Coors Ceramics since 1989; President of Coors Ceramics from 1985 to 1993;
Chairman of Golden Aluminum from 1993 to 1997; Executive Vice President of ACCo from 1991 to 1992; also a director of Hecla Mining Company.

     Jed J. Burnham, 52, Chief Financial Officer and Treasurer of the Company since March 1995 and August 1992, respectively; Chief Credit Officer for non-metro Denver banks at Norwest Bank from 1990 to 1992; Director of Photocomm, Inc. since November 1996.

      Jill B. W. Sisson, 49, General Counsel and Secretary of the
Company since September 1992; Of Counsel to the Denver law firm of Bearman Talesnick & Clowdus Professional Corporation from 1984 to 1992.

      Gail A. Constancio, 36, Controller and Principal Accounting
Officer  of  the  Company since May 1994;  Manager  of  Financial
Reporting  and  Investor Relations from 1992 to  1994;  Financial
Reporting Specialist for ACCo from 1989 to 1992.

      The  following  table  identifies and provides  information
regarding  the  principal  executives  of  the  Company's   major
subsidiaries:

      David H. Hofmann, 59, President and Chief Executive Officer of Graphic Packaging since October 1989; President of the Health
Care Division of Paper Manufacturers Company from 1980 to 1989.

      Dean  A. Rulis, 49, President of Golden Technologies  since
1992; President of Wilbanks International, Inc., a subsidiary  of
Coors Ceramics, from 1984 to 1992.


ITEM 11.  EXECUTIVE COMPENSATION

      This  information is incorporated by reference to the Proxy
Statement.

ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
MANAGEMENT

      This  information is incorporated by reference to the Proxy
Statement

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference to the Proxy
Statement.

                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a) The following documents are filed as part of this report:

   (1) Financial Statements: See index of financial statements in Part II, Item 8.

   (2) Financial Statement Schedule: See index of financial statements in Part II, Item 8:

          Schedule II- Valuation and Qualifying Accounts for the years ended December 31, 1996, 1995 and 1994

     Schedules other than those referred to above are omitted because they are not required or the information is shown in the financial statements or notes thereto.

   (3)    Exhibits:

Exhibit
Number              Document Description

2.1       Plan  of disposition for Golden  Aluminum
          Company.  (Incorporated by reference to Exhibit
          2.1 to Form 10-Q filed on May 3, 1996, file No.
          0-20704)
3.1 Articles of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to
          Form  10 filed on October 6, 1992, file No.  0-
          20704)
3.1A      Articles of Amendment to Articles of
          Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1A to Form 8 filed on December 3, 1992, file No. 0-20704)
3.2       Bylaws  of  Registrant,  as   amended.
          (Incorporated  by reference to Exhibit  3.2  to
          Form 10-Q filed on November 7, 1996, file No. 0-
          20704)
4         Form of Stock Certificate of Common Stock.
          (Incorporated by reference to Exhibit 4 to Form
          10-K filed on March 7, 1996, file No. 0-20704)
10.1      Stock  Purchase  Agreement  Among  Golden
          Aluminum  Company, Crown Cork & Seal, Inc.  and
          ACX   Technologies,   Inc.   (Incorporated   by
          reference to Exhibit 10.1 to 8-K filed on March
          14, 1997, file No. 0-20704)
10.2 Supply Agreement between Graphic Packaging Corporation and Coors Brewing Company, dated January 1, 1997. (Confidential treatment has been requested for portions of this Exhibit)
10.6      Gravure International Capital Corporation
          Purchase Agreement.  (Incorporated by reference
          to  Form 8-K filed on July 1, 1994, file No. 0-20704)
10.7*     Description   of   Officers'   Life
          Insurance Program.
10.8*     Form of Officers' Salary Continuation
          Agreement,   as   amended.   (Incorporated   by
          reference  to Exhibit 10.10 to Form 10-K  filed
          on March 20, 1995, file No. 0-20704)
10.9*     ACX   Technologies,   Inc.   Equity
          Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.9 to Form 10-K filed on
          March 7, 1996, file No. 0-20704)
10.10*    ACX   Technologies,   Inc.   Equity
          Compensation  Plan for Non-Employee  Directors,
          as  amended.   (Incorporated  by  reference  to
          Exhibit  A  to  the  Proxy Statement  filed  in
          connection  with  the  May  17,  1994,   Annual
          Meeting of Shareholders)
10.11*    ACX Technologies, Inc. Phantom Equity
          Plan.   (Incorporated by reference  to  Exhibit
          10.11  to  Form 8 filed on November  19,  1992,
          file No. 0-20704)
10.15*    ACX  Technologies,  Inc.   Deferred
          Compensation  Plan, as amended.   (Incorporated
          by  reference  to Exhibit 10.15  to  Form  10-K
          filed on March 7, 1996, file No. 0-20704)
10.16*    ACX  Technologies,  Inc.  Executive
          Incentive Plan.  (Incorporated by reference  to
          Exhibit  10.16 to Form 10-K filed on  March  7,
          1996, file No. 0-20704)
12        Statement  of  Computation  of  Ratio  of
          Earnings to Fixed Charges.
21        Subsidiaries of Registrant.
23        Consent of Price Waterhouse LLP.
27        Financial Data Schedule

*         Management  contracts  or  compensatory   plans,
          contracts or arrangements required to be filed as an Exhibit pursuant to Item 14(c).

The Registrant will furnish to a requesting security holder any Exhibit requested upon payment of the Registrant's reasonable copying charges and expenses in furnishing the Exhibit.


(b)  Reports on Form 8-K.

     There were no reports filed on Form 8-K for the quarter ended December 31, 1996.

(c)  Other Exhibits.

     No exhibits in addition to those previously filed or listed in
     Item 14(a)(3) are filed herein.

(d)  Other Financial Statement Schedules.

     No additional financial statement schedules are required.



                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ACX TECHNOLOGIES, INC.


Date:  March 24, 1997                   By /s/ Jeffrey H.  Coors
                                           Jeffrey H. Coors
                                           President

Date:  March 24, 1997                   By /s/ Joseph Coors, Jr.
                                           Joseph Coors, Jr.
                                           President

Date:  March 24, 1997                   By /s/ Jed J. Burnham
                                           Jed J. Burnham
                                           Chief Financial
                                           Officer and Treasurer

Date:  March 24, 1997                   By /s/ Gail A. Constancio
                                           Gail A. Constancio
                                           Controller and
                                           Principal Accounting
                                           Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:   March 24, 1997                   By /s/ William K. Coors
                                           William K. Coors
                                           Chairman of the
                                           Board of Directors
                                           and Director

Date:   March 24, 1997                   By /s/ John D. Beckett
                                           John D. Beckett
                                           Director

Date:   March 24, 1997                   By /s/ Jeffrey H. Coors
                                           Jeffrey H. Coors
                                           Principal Executive
                                           Officer and Director

Date:   March  24, 1997                  By /s/  John K. Coors
                                           John K. Coors
                                           Director

Date:   March 24, 1997                   By /s/ Joseph Coors, Jr.
                                           Joseph Coors, Jr.
                                           Principal Executive
                                           Officer and Director

Date:   March 24, 1997                   By /s/ Richard P. Godwin
                                           Richard P. Godwin
                                           Director

Date:   March 24, 1997                   By /s/John H. Mullin,III
                                           John H. Mullin, III
                                           Director

Date:   March 24, 1997                   By /s/ John Hoyt Stookey
                                           John Hoyt Stookey
                                           Director