Form 10-Q
period 1997-03-31
ACX TECHNOLOGIES INC
filed 1997-05-09
CIK 892793

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended March 31, 1997

                               OR

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to             .
Commission file number:  0-20704

                     ACX TECHNOLOGIES, INC.
     (Exact name of registrant as specified in its charter)

           Colorado                          84-1208699
 (State or other jurisdiction             (I.R.S. Employer
 of incorporation or organization)       Identification No.)


 16000 Table Mountain Parkway,  Golden, Colorado      80403
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

                Yes [X]                    No [  ]

There were 27,994,301 shares of common stock outstanding as of May 8, 1997.


                 PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                         ACX TECHNOLOGIES, INC.
                     CONSOLIDATED INCOME STATEMENT
                 (In thousands, except per share data)

                                     Three months ended
                                          March 31,
                                     1997          1996

Net sales                           $173,458      $177,138

Costs and expenses:
  Cost of goods sold                 131,860       138,478
  Marketing, general and
    administrative                    22,779        19,588
  Research and development             3,917         3,623
  Restructuring                        2,280           ---
    Total operating expenses         160,836       161,689

Operating income                      12,622        15,449

Other income - net                        26            17
Interest expense - net                (1,155)       (1,606)

Income from continuing operations
  before income taxes                 11,493        13,860
Income tax expense                     4,700         5,700

Income from continuing operations      6,793         8,160

Discontinued operations:
Loss from discontinued operations
  of Golden Aluminum Company             ---        (5,033)

Loss on disposal of Golden
  Aluminum Company                       ---       (70,000)

Net income (loss)                     $6,793      ($66,873)

Net income (loss) per share of
  common stock:

     Continuing operations             $0.24         $0.29
     Discontinued operations             ---         (2.64)

Net income (loss) per share            $0.24        ($2.35)

Weighted average shares
  outstanding                         28,785        28,477

See Notes to Consolidated Financial Statements



                        ACX TECHNOLOGIES, INC.
                      CONSOLIDATED BALANCE SHEET
                   (In thousands, except share data)

                                         March 31,     December 31,
                                           1997            1996
ASSETS
Current assets:
  Cash and cash equivalents                $26,170       $15,671
  Accounts receivable                       81,974        71,886
  Inventories:
    Finished                                50,308        46,312
    In process                              30,848        28,837
    Raw materials                           27,495        26,371
Total inventories                          108,651       101,520
  Deferred tax asset                        11,614        18,218
  Other assets                              25,222        11,571
  Net current assets of discontinued
    operations                              35,532        53,052
      Total current assets                 289,163       271,918

Properties at cost less accumulated
  depreciation and amortization of
  $243,946 in 1997 and $234,248 in 1996    250,515       244,615
Note receivable                             53,771           ---
Goodwill, net                               47,888        46,799
Other assets                                36,883        49,860
Noncurrent assets of discontinued
  operations                                   ---        63,500

Total assets                              $678,220      $676,692


LIABILITIES AND SHAREHOLDERS' EQUITY
Total current liabilities                 $113,476      $117,292

Long-term debt                             100,000       100,000
Accrued postretirement benefits             28,539        27,890
Other long-term liabilities                 18,841        19,002
  Total liabilities                        260,856       264,184
Minority interest                           13,129        14,605

Shareholders' equity
Preferred stock, non-voting, $0.01 par
  value, 20,000,000 shares authorized
  and no shares issued or outstanding          ---           ---
Common stock, $0.01 par value
  100,000,000 shares authorized and
  27,974,000 and 27,934,000 issued and
  outstanding at March 31, 1997, and
  December 31, 1996                            280           279
Paid-in capital                            444,106       443,302
Retained earnings (deficit)                (40,478)      (47,271)
Cumulative translation adjustment and
  other                                        327         1,593
    Total shareholders' equity             404,235       397,903
Total liabilities and shareholders'
  equity                                  $678,220      $676,692

See Notes to Consolidated Financial Statements



                         ACX TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             (In thousands)

                                          Three months ended
                                               March 31,
                                           1997         1996

Cash flows from operating activities:
  Net income (loss)                        $6,793     ($66,873)
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Loss on disposal of discontinued
        operations, net of tax                ---       70,000
      Depreciation and amortization        10,482       13,015
      Change in deferred income taxes      16,137          116
      Change in accrued postretirement
        benefits                              649          229
      Change in current assets and
        current liabilities               (20,214)     (28,724)
      Change in deferred items and
        other                               1,205         (529)

      Net cash provided by (used in)
        operating activities               15,052      (12,766)

Cash flows used in investing
  activities:                              (5,285)     (23,298)
Cash flows provided by financing
  activities:                                 732          394

Cash and cash equivalents:
  Net increase (decrease) in cash and
    cash equivalents                       10,499      (35,670)
  Balance at beginning of period           15,671       52,686
  Balance at end of period                $26,170      $17,016

See Notes to Consolidated Financial Statements



             ACX TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Discontinued Aluminum Operations

On March 1, 1997, the sale of Golden Aluminum Company (Golden Aluminum) was completed for $70 million, of which $10 million was paid at closing and $60 million is due within two years. In accordance with the purchase agreement, the purchaser has the right to sell Golden Aluminum back to the Company during the two year period in discharge of the $60 million obligation. The initial payment of $10 million is non-refundable. The working capital, which was not part of the sales agreement, is being liquidated during the first half of 1997.

Summarized results of discontinued operations are as follows:

                                 Three months ended
                                     March 31,
                                 1997          1996
                               (In thousands, except
                                 per share amounts)

Net sales                     $38,526       $32,693

Loss from operations before
  income taxes                    ---       ($8,033)

Income tax benefit                ---         3,000

Net loss from operations          ---       ($5,033)

Loss per common share             ---        ($0.18)

Loss on disposal before
  income taxes                    ---      ($92,000)

Loss on operations during
  disposition period before
  income taxes                    ---       (18,000)

Income tax benefit                ---        40,000

Net loss on disposal of
  discontinued operations         ---      ($70,000)

Loss per common share             ---        ($2.46)

The historical operating results and the loss on the sale of this business have been segregated as discontinued operations for all periods presented in the consolidated income statement. The remaining assets and liabilities held for sale have been separately identified as net current assets of discontinued operations, which consist primarily of accounts receivable and inventory, partially offset by accounts payable. The noncurrent assets reported in the December 31, 1996 balance sheet are composed primarily of the fixed assets of Golden Aluminum which were subsequently sold on March 1, 1997. The consolidated statement of cash flows has not been restated for the discontinued operation and, therefore, includes sources and uses of cash for Golden Aluminum's operations.


Note 2.  Restructuring Charges

During the first quarter of 1997, the Company adopted a plan to exit the high-fructose corn syrup business and recorded severance and exit costs of $2.3 million in conjunction with this plan. Severance and outplacement costs of $0.8 million will be paid in the second quarter of 1997 to eliminate approximately 70 positions held primarily by manufacturing and administrative employees. The remaining charge of $1.5 million relates to various exit costs which the Company expects to pay during the remainder of 1997.

During the fourth quarter of 1996, the Company recorded restructuring charges of $2.4 million related to operations at Golden Technologies. During the 1997 first quarter, approximately $0.2 million was paid in cash with respect to this charge. Of the remaining expected cash outlay of $1.8 million, approximately $1.4 million is expected to be paid in the second quarter of 1997 with the remainder to be paid during the balance of 1997.


Note 3.  Adoption of New Accounting Standards

Financial Accounting Standards No. 128, "Earnings per Share", was issued in February, 1997. The adoption of this new accounting standard, which is required on December 31, 1997, will result in the restatement of earnings per share for all periods presented. Based on management's estimates, the adoption of this standard is not expected to have a material effect on the Company's financial statements.



Item 2.  Management's  Discussion and  Analysis  of  Financial
         Condition and Results of Operations

General Business Overview

The operations of ACX Technologies, Inc. (the Company) consist of two primary business segments conducted by Coors Ceramics Company (Coors Ceramics) and Graphic Packaging Corporation (Graphic Packaging). Coors Ceramics manufactures advanced technical ceramic products while Graphic Packaging produces high-value consumer and industrial flexible packaging and folding cartons. In addition to its primary business units, the Company operates Golden Technologies Company, Inc. (Golden Technologies), which includes operations that assemble and distribute solar electric systems, operations which are developing biodegradable polymers and operations that produce corn starch and other food ingredients. Prior to 1997, Golden Technologies' operations included the manufacture of high-fructose corn syrup but in early 1997, the Company adopted a plan to exit this business. Effective March 31, 1997, operations at the corn-wet-milling facility have been converted to producing corn starch only.

Until early 1996, the Company operated Golden Aluminum Company (Golden Aluminum) which produced aluminum flat rolled products primarily for the aluminum can industry. In 1996, the Company's Board of Directors adopted a plan to dispose of this business. Effective March 1, 1997, the Company sold Golden Aluminum for $70 million, of which $10 million was paid at closing and $60 million is due within two years. In accordance with the purchase agreement, the purchaser has the right to sell Golden Aluminum to the Company during the two year period in discharge of the $60 million obligation. The initial payment of $10 million is non-refundable. The working capital, which was not part of the sales agreement, is being liquidated during the first half of 1997. The operating results of Golden Aluminum have been classified as discontinued operations for all periods presented and, consequently, the following discussion excludes any analysis of the discontinued operations.


Results from Continuing Operations

Consolidated net sales for the three months ended March 31, 1997, decreased $3.7 million or 2.1% to $173.5 million when compared to the same period in 1996. Declines in volume and price for high-fructose corn syrup and lower volumes of ceramic components sold to the semiconductor processing industry caused the lower sales in 1997. Partially offsetting these declines were increased volumes of folding cartons sold to the tobacco industry.

Consolidated gross margin (gross profit as a percent of net sales) was 24.0% for first quarter 1997 which represents an increase from the gross margin of 21.8% reported for first quarter 1996. The 1997 first quarter consolidated margin improved due to the exit of the low margin high-fructose corn syrup business as well as small improvements in gross margin at Coors Ceramics and at Graphic Packaging.

For the first quarter of 1997, consolidated operating income decreased $2.8 million, or 18.3% to $12.6 million when compared to the same period in 1996. Over $2.2 million of this decrease relates to severance and exit costs incurred during the first quarter of 1997 to execute the plan designed to exit the high-fructose corn syrup business. The remaining decline is the result of reduced sales of semiconductor processing components at Coors Ceramics.

First quarter 1997 interest expense - net declined $0.5 million to $1.2 million primarily due to increased interest income in 1997 from investments and from imputed interest on the note receivable obtained in the sale of Golden Aluminum. Cash generated from the sale of Golden Aluminum and the ensuing working capital liquidation have helped fund the Company's increase in short-term, interest bearing investments.

The consolidated effective tax rate for the first quarter of 1997 and 1996 was 41%. The primary difference between the 1997 first quarter effective tax rate and the statutory rate of 35% relates to state and foreign taxes, as well as the impact of charges that are not deductible for tax purposes such as the amortization of goodwill.


Liquidity and Capital Resources

The Company's liquidity is generated from both internal and external sources and is used to fund short-term working capital needs, capital expenditures and acquisitions. Internally generated liquidity is measured by net cash from operations as discussed below and working capital. At March 31, 1997, the
Company's working capital (excluding the net current assets of the discontinued operation) was $140.2 million with a current ratio of 2.2 to 1. The Company considers its working capital sufficient to meet its anticipated short-term requirements. For long-term requirements, the Company has access to a $125 million unsecured, committed revolving credit facility which was unused during the first quarter.

Net cash generated by operations for first quarter 1997 was $15.1 million compared to cash used during the 1996 first quarter of $12.8 million. Contributing to the improved cash position was the partial liquidation of Golden Aluminum's working capital, offset in part by the additional cash used to fund the operations of Golden Aluminum through the date of sale. First quarter 1997 capital expenditures of $13.5 million net of $10.0 million in proceeds from the Golden Aluminum sale accounted for the majority of the net cash used in investing activities.


Segment Information

Net sales and operating income for the first quarter 1997 and 1996 are summarized by segment below:

                 FIRST QUARTER SEGMENT INFORMATION
                         (in thousands)

                                                     Operating
                             Net Sales             Income (Loss)
                         1997       1996         1997       1996
Coors Ceramics         $71,416    $74,388      $11,448    $12,652
Graphic Packaging       85,837     82,365        7,948      7,556
Golden Technologies     16,205     20,385       (4,781)    (2,670)
Corporate                  ---        ---       (1,993)    (2,089)
  Total               $173,458   $177,138      $12,622    $15,449



COORS CERAMICS

Coors Ceramics' first quarter 1997 net sales were $71.4 million, a decline of $3.0 million or 4.0% compared to first quarter 1996 net sales of $74.4 million. Coors Ceramics' first quarter operating income declined 9.5% from first quarter 1996 to $11.4 million primarily as a result of the lower sales. Operating margins declined 1% from first quarter 1996 to first quarter 1997, but improved 1% from the fourth quarter of 1996. The 1997 decrease in sales and operating income was primarily attributable to the continued softness in the semiconductor market. Coors Ceramics' sales to the semiconductor market declined severely beginning in the second quarter of 1996. By the fourth quarter of 1996, sales to this market segment had started to trend upward. This upward trend continued as first quarter 1997 sales exceeded fourth quarter 1996 sales, but fell short of the strong first quarter of 1996. First quarter 1997 sales to the telecommunications markets also declined when compared to the first quarter of 1996. However, growth in sales to the pulp and paper, power generation and the petrochemical markets partially offset the declines in the semiconductor and telecommunications markets for the same periods. Coors Ceramics continues to manage the changing marketplace by focusing its product development in areas that are expected to outperform the overall economy and anticipates improved asset and capacity utilization due to its recent consolidation of the structural and electronic product groups.


GRAPHIC PACKAGING

Graphic  Packaging's net sales for first quarter 1997 were  $85.8 million compared to first quarter 1996 when sales were $82.4 million, an increase of 4.2%. Operating income increased to $7.9 million, a 5.2% increase from operating income reported in first quarter 1996. The sales increase primarily results from stronger folding carton sales to the tobacco, detergent, bakery and
beverage  industries.   The  increase  in  operating  income   is
attributable to increased sales volume partially offset by increased costs associated with the scale-up of new equipment. Management believes that new products from Graphic Packaging and increased sales to existing customers will provide continuing revenue gains in excess of industry averages.


GOLDEN TECHNOLOGIES

Net sales for Golden Technologies declined to $16.2 million in the first quarter of 1997 compared to $20.4 million in the 1996 same quarter, a decrease of 20.6%. The sales decrease results primarily from exiting the high-fructose corn syrup business, offset in part from sales contributed by Photocomm, Inc., which was acquired in November 1996. Golden Technologies reported an operating loss of $4.8 million for the 1997 first quarter, compared to a $2.7 million operating loss for the same period a year earlier. Included in the 1997 first quarter operating loss is a $2.3 million restructuring charge associated with the exit from the high-fructose corn syrup business announced during the quarter. Additionally, development activities for Chronopol's biodegradable polymer business increased compared to the first quarter 1996 due to the scale up of its semi-works facility which will allow customer testing and market feasibility studies in the last half of 1997 for its controlled-life lactide and polylactic acid products. In 1997, Golden Technologies will be evaluating financing and venturing options to take this business to the first stage of commercialization.



Forward-Looking Statements

Some  of  the statements in this Form 10-Q Quarterly  Report,  as well as statements by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words or phrases denoting the anticipated results of future events such as "anticipate," "believe," "estimate," "will likely," "are expected to," "will continue," "project," and similar expressions that denote uncertainty are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) changes in industries in which the Company does business, such as beverage, telecommunications, automotive, semiconductor and tobacco; (iii) the loss of major customers; (iv) the loss of market share and increased competition in certain markets; (v) industry shifts to alternative materials, such as replacement of ceramics by plastics and competitors offering products with characteristics similar to the Company's products; (vi) changes in consumer buying habits; (vii) governmental regulation including environmental laws; and (viii) other factors over which the Company has little or no control.

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management of ACX Technologies, such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations. Except for certain reclassifications made to consistently report the information contained in the financial statements, all adjustments made to the interim financial statements presented are of a normal recurring nature. The results of operations for the first quarter ended March 31, 1997, may not be indicative of results that may be expected for the year ending December 31, 1997.


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit
Number              Document Description

3.1       Articles of Incorporation of Registrant.
          (Incorporated by reference to Exhibit 3.1 to Form 10 filed on October 6, 1992, file
          No. 0-20704)
3.1A      Articles of Amendment to Articles of
          Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1A to Form 8 filed on December 3, 1992, file No. 0-20704)
3.2       Bylaws of Registrant, as amended.
          (Incorporated by reference to Exhibit 3.2 to Form 10-Q filed on November 7, 1996, file
          No. 0-20704)
4         Form of Stock Certificate of Common Stock.
          (Incorporated by reference to Exhibit 4 to Form
          10-K filed on March 7, 1996, file No. 0-20704)
10.1      Stock Purchase Agreement Among Golden
          Aluminum Company, Crown Cork & Seal, Inc. and
          ACX Technologies, Inc. (Incorporated by
          reference to Exhibit 10.1 to 8-K filed on March
          14, 1997, file No. 0-20704)
10.2      Supply Agreement between Graphic Packaging
          Corporation and Coors Brewing Company, dated
          January 1, 1997.  (Incorporated by reference to
          Exhibit 10.2 to Form 10-K filed on March 29,
          1997, file No. 0-20704)

(b)       Reports on Form 8-K

          A report on Form 8-K was filed on March 14, 1997 reporting the sale of Golden Aluminum Company and attaching the Stock Purchase Agreement.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 8, 1997             By /s/ Jed J. Burnham
                              Jed J. Burnham
                              (Chief Financial Officer and
                               Treasurer)

Date: May 8, 1997             By /s/ Gail A. Constancio
                              Gail A. Constancio
                              (Controller and Principal
                               Accounting Officer)