Form 10-Q
period 1997-06-30
ACX TECHNOLOGIES INC
filed 1997-08-08
CIK 892793

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended June 30, 1997

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

                Yes [X]                    No [  ]

There were 28,134,356 shares of common stock outstanding as of August 6, 1997.


                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           ACX TECHNOLOGIES, INC.
                        CONSOLIDATED INCOME STATEMENT
                    (In thousands, except per share data)

                                   Three months            Six months
                                       ended                 ended
                                      June 30,              June 30,
                                  1997       1996       1997        1996
                               --------------------   --------------------
Net sales                      $186,777    $183,987   $360,235    $361,125

Costs and expenses:
  Cost of goods sold            140,370     142,585    272,230     281,063
  Marketing, general and
    administrative               23,969      19,507     46,748      39,095
  Research and development        4,499       3,771      8,416       7,394
  Restructuring                      --          --      2,280          --
                                -------     -------    -------     -------
    Total operating expenses    168,838     165,863    329,674     327,552
                                -------     -------    -------     -------
Operating income                 17,939      18,124     30,561      33,573

Other income - net                  260          24        286          41
Interest expense - net             (610)     (2,182)    (1,765)     (3,788)
                                -------     -------    -------     -------
Income from continuing
  operations before
  income taxes                   17,589      15,966     29,082      29,826
Income tax expense                7,150       6,200     11,850      11,900
                                -------     -------    -------     -------
Income from continuing
  operations                     10,439       9,766     17,232      17,926
                                -------     -------    -------     -------
Discontinued operations:
Loss from discontinued
  operations of Golden
  Aluminum Company                   --          --         --      (5,033)

Loss on disposal of Golden
  Aluminum Company                   --          --         --     (70,000)
                                -------     -------    -------    --------
Net income (loss)               $10,439     $ 9,766    $17,232    ($57,107)
                                =======     =======    =======    ========
Net income (loss) per share
  of common stock:

     Continuing operations      $  0.36     $  0.34    $  0.60      $ 0.63

     Discontinued operations         --          --         --       (2.62)
                                -------     -------    -------     -------
Net income (loss) per share     $  0.36     $  0.34    $  0.60     ($ 1.99)
                                =======     =======    =======     =======
Weighted average shares
  outstanding                    28,928      28,813     28,854      28,645
                                =======     =======    =======     =======

See Notes to Consolidated Financial Statements.


                            ACX TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEET
                      (In thousands, except share data)

                                           June 30,     December 31,
                                             1997           1996
                                         ------------   ------------
ASSETS
Current assets
Cash and cash equivalents                  $ 67,289       $ 15,671
Accounts receivable                          83,542         71,886
Inventories:
  Finished                                   50,983         46,312
  In process                                 30,631         28,837
  Raw materials                              28,279         26,371
                                           --------       --------
Total inventories                           109,893        101,520
                                           --------       --------
Deferred tax asset                           11,902         18,218
Other assets                                 24,584         11,571
Net current assets of discontinued
  operations                                  2,425         53,052
                                           --------       --------
Total current assets                        299,635        271,918

Properties at cost less accumulated
  depreciation and amortization of
  $251,969 in 1997 and $234,248 in 1996     252,583        244,615
Note receivable                              54,583             --
Goodwill, net                                47,027         46,799
Other assets                                 32,656         49,860
Noncurrent assets of discontinued
  operations                                     --         63,500
                                           --------       --------
Total assets                               $686,484       $676,692
                                           ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Total current liabilities                  $112,129       $117,292

Long-term debt                              100,000        100,000
Accrued postretirement benefits              28,784         27,890
Other long-term liabilities                  16,844         19,002
                                           --------       --------
Total liabilities                           257,757        264,184
Minority interest                            13,269         14,605

Shareholders' equity
Preferred stock, non-voting, $0.01 par
  value, 20,000,000 shares authorized and
  no shares issued or outstanding                --             --
Common stock, $0.01 par value
  100,000,000 shares authorized and
  28,049,000 and 27,934,000 issued and
  outstanding at June 30, 1997, and
  December 31, 1996                             280            279
Paid-in capital                             445,208        443,302
Retained earnings                           (30,039)       (47,271)
Cumulative translation adjustment
  and other                                       9          1,593
                                           --------       --------
    Total shareholders' equity              415,458        397,903
                                           --------       --------
Total liabilities and shareholders'
  equity                                   $686,484       $676,692
                                           ========       ========

See Notes to Consolidated Financial Statements.



                      ACX TECHNOLOGIES, INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In thousands)

                                             Six months ended
                                                  June 30,
                                             1997         1996
                                          ----------------------
Cash flows from operating activities:
  Net income (loss)                       $ 17,232     ($57,107)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
    Loss on disposal of discontinued
     operations, net of tax                     --       70,000
    Depreciation and amortization           21,089       24,648
    Change in deferred income taxes         19,523          603
    Change in accrued postretirement
      benefits                                 894          493
    Change in current assets and
      current liabilities                    8,561      (43,586)
    Change in deferred items and
      other                                  2,412         (960)
                                          --------     --------
    Net cash provided by (used in)
      operating activities                  69,711       (5,909)


Cash flows used in investing activities    (19,932)     (30,986)
Cash flows provided by financing
  activities                                 1,839        2,992
                                          --------     --------
Cash and cash equivalents:
  Net increase (decrease) in cash and
    cash equivalents                        51,618      (33,903)
  Balance at beginning of period            15,671       52,686
                                          --------     --------
  Balance at end of period                $ 67,289     $ 18,783
                                          ========     ========

See Notes to Consolidated Financial Statements.



             ACX TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Discontinued Aluminum Operations

On March 1, 1997, the sale of Golden Aluminum Company (Golden Aluminum) was completed for $70 million, of which $10 million was paid at closing and $60 million is due within two years. In addition, ACX Technologies, Inc. (the Company) retained a 3.6 percent equity interest in either Golden Aluminum or the purchaser which increases by 0.3 percent for each month the obligation remains unpaid after the one year anniversary of the sale. In accordance with the purchase agreement, the purchaser has the right to sell Golden Aluminum back to the Company during the two year period in discharge of the $60 million obligation. The initial payment of $10 million is non-refundable. Nearly all of the working capital of Golden Aluminum, which was not part of the sales agreement, has been liquidated during the first half of 1997.

Summarized results of discontinued operations are as follows:

                          Three months ended       Six months ended
                                 June 30,               June 30,
                             1997      1996         1997       1996
                          ------------------      -------------------
Revenues                   $    --   $38,550      $38,526     $71,243
                           =======   =======      =======     =======
Loss from operations
before income taxes        $    --   $    --      $    --    ($ 8,033)

Income tax benefit              --        --           --       3,000
                           -------   -------      -------     -------
Net loss from operations
                                --        --           --      (5,033)
                           =======   =======      =======     =======

Loss per common share      $    --   $    --      $    --     ($ 0.18)
                           =======   =======      =======     =======

Loss on disposal before
income taxes                    --        --           --     (92,000)

Loss on operations during
  disposition period
  before income taxes           --        --           --     (18,000)

Income tax benefit              --        --           --      40,000
                           -------   -------      -------     -------
Net loss on disposal of
  discontinued operation   $    --   $    --      $    --    ($70,000)
                           =======   =======      =======     =======

Loss per common share      $    --   $    --      $    --    ($  2.44)
                           =======   =======      =======     =======

The historical operating results and the loss on the sale of this business have been segregated as discontinued operations for all periods presented in the consolidated income statement. The remaining assets and liabilities held for sale have been separately identified as net current assets of discontinued operations, which consist primarily of accounts receivable and inventory, partially offset by accounts payable. The noncurrent assets reported in the December 31, 1996 balance sheet are composed primarily of the fixed assets of Golden Aluminum which were subsequently sold on March 1, 1997. The non-current notes receivable of $54.6 million reported in the June 30, 1997 balance sheet represents the discounted obligation for the remaining sales price of Golden Aluminum. The consolidated statement of cash flows has not been restated for the discontinued operation and, therefore, includes sources and uses of cash for Golden Aluminum's operations.


Note 2.  Restructuring Charges

During the first quarter of 1997, the Company adopted a plan to exit the high-fructose corn syrup business and recorded severance and exit costs of $2.3 million in conjunction with this plan. Severance and outplacement costs of $0.9 million were paid in the second quarter of 1997 to eliminate approximately 70 positions held primarily by manufacturing and administrative employees. The remaining charge of $1.4 million relates to various exit costs which the Company expects to pay during the remainder of 1997.

During the fourth quarter of 1996, the Company recorded restructuring charges of $2.4 million related to operations at Golden Technologies. During the first six months of 1997, approximately $0.7 million was paid in cash with respect to this charge. Almost all of the remaining expected cash outlay of $1.3 million is expected to be paid during the third quarter of 1997.


Note 3.  Adoption of New Accounting Standards

Statement of Financial Accounting Standards No. 128, "Earnings per Share", was issued in February, 1997. The adoption of this new accounting standard, which is required on December 31, 1997, will result in the restatement of earnings per share for all periods presented. Based on management's estimates, the adoption of this standard is not expected to have a material effect on the Company's financial statements.



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

General Business Overview

The operations of ACX Technologies, Inc. (the Company) consist of two primary business segments conducted by Coors Ceramics Company (Coors Ceramics) and Graphic Packaging Corporation (Graphic Packaging). Coors Ceramics manufactures advanced technical ceramic products while Graphic Packaging produces high-value consumer and industrial flexible packaging and folding cartons. In addition to its primary business units, the Company operates Golden Technologies Company, Inc. (Golden Technologies), which includes operations that assemble and distribute solar electric systems primarily through its majority owned subsidiary Photocomm, Inc., as well as operations which are developing biodegradable polymers and operations that produce corn starch and other food ingredients. Prior to 1997, Golden Technologies' operations included the manufacture of high-fructose corn syrup but in early 1997, the Company adopted a plan to exit this business. Effective March 31, 1997, operations at the corn-wet milling facility have been converted to producing corn starch only.

Until early 1996, the Company operated Golden Aluminum Company (Golden Aluminum) which produced aluminum flat rolled products primarily for the aluminum can industry. In 1996, the Company's Board of Directors adopted a plan to dispose of this business. Effective March 1, 1997, the Company sold Golden Aluminum for $70 million, of which $10 million was paid at closing and $60 million is due within two years. In accordance with the purchase agreement, the purchaser has the right to sell Golden Aluminum to the Company during the two year period in discharge of the $60 million obligation. The initial payment of $10 million is non-refundable. Nearly all of the working capital of Golden Aluminum on March 1, 1997 of $55 million, which was not part of the sales agreement, has been liquidated during the first half of 1997. The operating results of Golden Aluminum have been classified as discontinued operations for all periods presented and, consequently, the following discussion excludes any analysis of the discontinued operations.


Results from Continuing Operations

Consolidated net sales for the three months ended June 30, 1997, increased $2.8 million or 1.5 percent to $186.8 million, when compared to net sales of $184.0 million reported in the second quarter of 1996. A 6.0 percent increase in net sales at Graphic Packaging and a 5.6 percent increase in net sales at Coors Ceramics gave rise to the consolidated increase. This growth resulted in quarterly net sales records for both companies. Offsetting these increases were reduced sales at Golden Technologies, which is no longer producing or selling high-fructose corn syrup. When compared to the prior year six months ended June 30, 1996, net sales dropped approximately $900,000 due to the 1997 first quarter reduction in high-fructose corn syrup sales and due to lower sales volumes of ceramic components sold to the semiconductor processing industry.

Consolidated gross margin (gross profit as a percent of net sales) for the three month period increased from 22.5 percent in 1996 to 24.8 percent in 1997 while the six month period experienced a similar increase from 22.2 percent in 1996 to 24.4 percent in 1997. While Coors Ceramics and Graphic Packaging both contributed to the gross margin improvements over the 1996 results, the elimination of the low margin corn syrup business at Golden Technologies was the largest contributor to the improvement in gross margin.

As a percent of sales, marketing, general and administrative costs increased from approximately 11 percent for the three and six month periods of 1996 to approximately 13 percent for the 1997 similar periods. The increase in these costs was primarily attributable to increased sales activities at all three business units, including the addition of Photocomm, Inc., which is included in the Company's financial statements since the November 1996 acquisition of its controlling interest in Photocomm.

For the three months ended June 30, 1997, consolidated operating income was $17.9 million compared to $18.1 million in the year-ago second quarter. Increases in operating income at Coors Ceramics were offset by additional losses at Golden Technologies, while Graphic Packaging's 1997 operating results were flat compared to 1996. These results include approximately $2 million of additional charges taken in Graphic Packaging's 1997 second quarter, related to the disposition of its Linearpak system and severance costs related to several organizational changes. For the six months ended June 30, 1997, consolidated operating income decreased $3.0 million to $30.6 million compared to the first six months of 1996. In addition to the second quarter charges at Graphic Packaging of $2.0 million, restructuring charges of $2.3 million taken at Golden Technologies during the first quarter plus additional spending for Golden Technologies' programmable-life semi-works polymer plant accounts for a majority of this decrease.

Interest expense - net for the second quarter and first half of 1997 was $0.6 million and $1.8 million, respectively, compared to $2.2 million and $3.8 million in the 1996 similar periods. Interest expense - net has been favorably impacted by additional interest income in 1997 from investments and from imputed interest on the note receivable received in the sale of Golden Aluminum. Cash generated from the sale of Golden Aluminum and the ensuing working capital liquidation have contributed to the Company's increase in short-term, interest bearing investments.

The consolidated effective tax rate for second quarter and first six months of 1997 was 40.7 percent. The effective tax rate of the Company is higher than the statutory tax rate of 35 percent because of state and foreign taxes, deductions that are not deductible for tax purposes such as the amortization of goodwill, and the lack of tax benefits from operating losses at the Company's subsidiaries that are not consolidated for tax purposes.

Liquidity and Capital Resources

The Company's liquidity is generated from both internal and external sources and is used to fund short-term working capital needs, capital expenditures and acquisitions. Internally generated liquidity is measured by net cash from operations as discussed below and working capital. At June 30, 1997, the Company's working capital (excluding the net current assets of the discontinued operation) was $185.1 million with a current ratio of 2.7 to 1. The Company considers its working capital sufficient to meet its anticipated short-term requirements. For long-term requirements, the Company has access to a $125 million unsecured, committed revolving credit facility which was unused during the first half of 1997.

Net cash generated by operations for the first half of 1997 was $69.7 million compared to cash used during the 1996 first half of $5.9 million. Contributing to the improved cash position was the liquidation of Golden Aluminum's working capital, offset in part by the additional cash used to fund the operations of Golden Aluminum through the date of sale. Year-to-date capital expenditures for 1997 of $27.2 million net of $10.0 million in proceeds from the Golden Aluminum sale accounted for the majority of the net cash used in investing activities.


Segment Information

Net sales and operating income for the second quarter and six months of 1997 and 1996 are summarized by segment below:

Second Quarter Only
(In thousands)
                                                    Operating
                            Net Sales              Income(Loss)
                         1997       1996         1997       1996
                       ------------------      ------------------
Coors Ceramics         $75,011    $71,027      $12,789    $11,947
Graphic Packaging       97,247     91,752       11,211     11,208
Golden Technologies     14,519     21,208       (4,213)    (3,439)
Corporate                   --         --       (1,848)    (1,592)
                      --------   --------      -------    -------
                      $186,777   $183,987      $17,939    $18,124
                      ========   ========      =======    =======

Year-To-Date
(In thousands)
                                                    Operating
                            Net Sales              Income(Loss)
                         1997       1996         1997       1996
                      -------------------      -------------------
Coors Ceramics        $146,427   $145,415      $24,237    $24,599
Graphic Packaging      183,084    174,117       19,159     18,764
Golden Technologies     30,724     41,593       (8,994)    (6,109)
Corporate                    -          -       (3,841)    (3,681)
                      --------   --------      -------    -------
                      $360,235   $361,125      $30,561    $33,573
                      ========   ========      =======    =======


COORS CERAMICS

Coors Ceramics reported record net sales of $75.0 million for the second quarter of 1997, up $4.0 million from 1996 second quarter net sales of $71.0 million. Increased volume from the petrochemical, automotive and telecommunications industries were primarily responsible for the improvement. Operating income for the 1997 second quarter also increased when compared to the 1996 similar period. The improvement of $0.8 million, or 7.0 percent, resulted in operating income of $12.8 million for the 1997 second quarter. Operating margins for the second quarter grew slightly, from 16.8 percent in 1996 to 17.0 percent in 1997.

During the first six months of 1997, Coors Ceramics' net sales increased $1.0 million to $146.4 million from $145.4 million in the 1996 comparable period. First half 1997 sales to the semiconductor processing markets were below the 1996 first six months due to the slowdown in this industry which began in the second quarter of 1996. Offsetting the semiconductor decrease was improved automotive and pulp and paper volume. Operating income for the 1997 year-to-date period declined 1.5 percent to $24.2 million compared to the 1996 first six months. Operating margins also dipped slightly, from 16.9 percent in 1996 to 16.5 percent in 1997. The lower mix of first half sales to the semiconductor and telecommunications industries contributed to these declines.

Coors Ceramics' management continues to focus on manufacturing efficiencies, strategic acquisitions and broadening its materials base to continue its upward momentum. The August 1, 1997 acquisition of the assets of Tetrafluor, Inc. is expected to bring customer and process synergies to Coors Ceramics. Looking ahead to the end of 1997, Coors Ceramics' level of success continues to depend upon the strength of the U.S. and European economies, the potential rebound of semiconductor processing and telecommunications markets and the continued execution of its advanced materials strategy.


GRAPHIC PACKAGING

Graphic Packaging's 1997 second quarter net sales of $97.2 million increased $5.5 million, or 6.0 percent over 1996 second quarter net sales. Nearly all of Graphic Packaging's flexible operations posted increased sales, primarily related to improved volumes of confectionery and snack food packaging. In addition, the acquisition of the Richmond facility continues to produce benefits as increased sales to the tobacco industry also contributed to Graphic Packaging's record quarter. Second quarter 1997 operating income was unchanged from the 1996 similar period at $11.2 million. However, the 1997 results include an additional charge of approximately $2.0 million related to the sale of the Linearpak system and to severance for several organizational changes. Excluding this additional charge, Graphic Packaging reported a 1997 second quarter operating margin of over 13.5 percent and increased its operating income by more than 17 percent. Increased plant utilization at several of the flexible operations and improved product mix account for the improved operating performance.

Graphic Packaging reported net sales of $183.1 million for the first six months of 1997, an increase of $9.0 million or 5.2 percent over the 1996 first half. Operating income for the 1997 year-to-date period improved $0.4 million to $19.2 million. Year-to-date 1997 net sales and operating income improvements came from additional volume in several markets including tobacco, confectionery, bakery, snack food and detergent. Offsetting the increase in operating income was the additional $2.0 million of charges taken in the second quarter, noted above.

Management expects Graphic Packaging's results for the remainder of the year to remain solid, although the favorable product mix and capacity utilization experienced in the second quarter of 1997 is not expected to continue at the same level on a regular basis. In addition, Graphic Packaging results could be impacted favorably or unfavorably as it continues to face the challenge of obtaining significant sales volumes to fully utilize new capabilities and capacity at its Franklin, Ohio facility.


GOLDEN TECHNOLOGIES

Golden Technologies reported net sales for the second quarter of 1997 of $14.5 million compared to the $21.2 million reported in the year earlier period. The operating loss for the 1997 second quarter was $4.2 million compared to the 1996 second quarter operating loss of $3.4 million. Reduced sales are the result of exiting the high-fructose corn syrup business during the first quarter of 1997, offset in part by the net sales of Photocomm, Inc., a controlling interest of which was acquired in November 1996. The increase in operating loss during the 1997 second quarter relates primarily to additional costs associated with development activities at Chronopol, Inc., the Company's programmable-life polymer venture. The completion and scale-up of Chronopol's semi-works facility has taken longer than anticipated. The Company is currently continuing its developmental efforts to determine and demonstrate the market feasibility of the programmable-life polymer, while simultaneously reviewing alternative strategies to reduce and limit the ongoing financial impact of this project on the Company through the end of 1997 and into 1998.

Net sales for the six months ended June 30, 1997, were $30.7 million compared to $41.6 million recorded in 1996. The additional sales due to the acquisition of Photocomm, Inc. in November 1996 were more than offset by the exit of the high-fructose corn syrup business during the 1997 first quarter. Operating loss for the first half of 1997 was $9.0 million, compared to an operating loss of $6.1 million during the 1996 similar period. Restructuring charges of $2.3 million taken in the first quarter of 1997 and the additional costs at Chronopol, Inc., mentioned above, account for the majority of the additional loss.


Forward-Looking Statements

Some  of  the statements in this Form 10-Q Quarterly  Report,  as well as statements by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words or phrases denoting the anticipated results of future events such as "anticipate," "believe," "estimate," "will likely," "are expected to," "will continue," "focus on," "intend to," "project," and similar expressions that denote uncertainty are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) changes in industries in which the Company does business, such as beverage, telecommunications, automotive, semiconductor, pulp and paper, and tobacco; (iii) the loss of major customers; (iv) the loss of market share and increased competition in certain markets; (v) industry shifts to alternative materials, such as replacement of ceramics by plastics and competitors offering products with characteristics similar to the Company's products;
(vi) changes in consumer buying habits; (vii) governmental regulation including environmental laws; and (viii) other factors over which the Company has little or no control.

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management of ACX Technologies, such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations. All adjustments made to the interim financial statements presented are of a normal recurring nature. The results of operations for the second quarter and six months ended June 30, 1997, may not be indicative of results that may be expected for the year ending December 31, 1997.


                   PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of shareholders of the Company at the Annual Meeting of Shareholders held May 13,
1997.

   a) The following members were elected to the Board of Directors to hold office for a three year term:

                            Shares          Shares         Term
       Nominee              Voted For       Withheld       Expires

       John D. Beckett      25,415,217      73,468         2000
       John K. Coors        25,412,343      76,342         2000
       William K. Coors     25,410,796      77,889         2000

       The terms of office of the Company's other directors continuing after the Annual Meeting, are as follows:

                                Term Expires

       Jeffrey H. Coors            1998
       John H. Mullin, III         1998
       Joseph Coors, Jr.           1999
       Richard P. Godwin           1999
       John Hoyt Stookey           1999

   b) The ACX Technologies, Inc. Equity Incentive Plan was amended to add incentive stock options to the type of awards that may be granted under the Plan and to increase the number of shares available under the Plan. This proposal was approved by a vote of 18,279,684 in favor, 4,556,956 against, 251,738 abstentions and 2,400,307 broker non-votes.



Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit
     Number    Document Description

       3.1     Articles of Incorporation of  Registrant.
               (Incorporated  by reference to Exhibit  3.1 to
               Form  10 filed on October 6, 1992, file
               No. 0-20704)
       3.1A    Articles of Amendment to Articles of
               Incorporation  of Registrant. (Incorporated by
               reference  to Exhibit 3.1A to Form 8  filed on
               December 3, 1992, file No. 0-20704)
       3.2     Bylaws  of  Registrant,  as   amended.
               (Incorporated  by reference to Exhibit  3.2  to
               Form  10-Q  filed  on November  7,  1996,  file
               No. 0-20704)
       4       Form of Stock Certificate of Common Stock.
               (Incorporated by reference to Exhibit 4 to Form
               10-K filed on March 7, 1996, file No. 0-20704)
       10.9*   ACX   Technologies,   Inc.   Equity
               Incentive  Plan, as amended.  (Incorporated  by
               reference  to Exhibit A to the Proxy  Statement
               filed  in  connection with the  May  13,  1997,
               Annual Meeting of Shareholders)
       10.10*  ACX   Technologies,   Inc.   Equity
               Compensation  Plan for Non-Employee  Directors,
               as amended.
       27      Financial Data Schedule

       * Management contracts or compensatory plans, contracts or arrangements required to be filed as an Exhibit pursuant to Item 14(c).

(b)  Reports on Form 8-K

     There were no reports filed on Form 8-K during the quarter ended June 30, 1997.


                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 6, 1997             By /s/Jed J. Burnham
                                 -------------------------------
                                 Jed J. Burnham
                                 (Chief Financial Officer and
                                  Treasurer)

Date: August 6, 1997             By /s/Gail A. Constancio
                                 -------------------------------
                                 Gail A. Constancio
                                 (Controller and Principal
                                  Accounting Officer)