Form 10-Q
period 1997-09-30
ACX TECHNOLOGIES INC
filed 1997-11-07
CIK 892793

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended September 30, 1997

                               OR

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to               .
Commission file number:  0-20704

                     ACX TECHNOLOGIES, INC.
     (Exact name of registrant as specified in its charter)

           Colorado                           84-1208699
(State or other jurisdiction of    (IRS Employer Identification No.)
incorporation or organization)

 16000 Table Mountain Parkway,  Golden, Colorado       80403
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

                Yes [X]                    No [  ]

There were 28,281,369 shares of common stock outstanding as of November 4, 1997.


                 PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                       ACX TECHNOLOGIES, INC.
                    CONSOLIDATED INCOME STATEMENT
                (In thousands, except per share data)

                              Three months ended      Nine months ended
                                 September 30,           September 30,
                                1997        1996        1997      1996
                              --------------------    --------------------
Net sales                     $186,458    $175,154    $546,693   $536,279

Costs and expenses:
  Cost of goods sold           140,571     137,218     412,801    418,281
  Marketing, general and
    administrative              21,713      18,459      68,461     57,554
  Research and development       4,085       3,602      12,501     10,996
  Asset impairment and
    restructuring charges       17,500         ---      19,780        ---
                               -------     -------     -------    -------
  Total operating expenses     183,869     159,279     513,543    486,831
                               -------     -------     -------    -------
Operating income                 2,589      15,875      33,150     49,448

Other income (expense) - net      (269)         21          17         62
Interest expense - net            (614)     (1,714)     (2,379)    (5,502)
                               -------     -------     -------    -------
Income from continuing
  operations before income
  taxes                          1,706      14,182      30,788     44,008
Income tax expense                 750       5,600      12,600     17,500
                               -------     -------     -------    -------
Income from continuing
  operations                       956       8,582      18,188     26,508
                               -------     -------     -------    -------
Discontinued operations:
Loss from discontinued
  operations of Golden
  Aluminum Company                 ---         ---         ---     (5,033)

Loss on disposal of Golden
  Aluminum Company                 ---         ---         ---    (70,000)
                               -------     -------     -------   --------
Net income (loss)                 $956      $8,582     $18,188   ($48,525)
                               =======     =======     =======   ========
Net income (loss) per share
  of common stock:

     Continuing operations       $0.03       $0.30       $0.63      $0.93

     Discontinued operations       ---         ---         ---      (2.62)
                               -------     -------     -------    -------
Net income (loss) per share      $0.03       $0.30       $0.63     ($1.69)
                               =======     =======     =======    =======
Weighted average share
  outstanding                   29,397      28,633      29,021     28,641
                               =======     =======     =======    =======

See Notes to Consolidated Financial Statements.



                               ACX TECHNOLOGIES, INC.
                             CONSOLIDATED BALANCE SHEET
                         (In thousands, except share data)

                                           September 30,     December 31,
                                                1997            1996
                                           -------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                    $ 63,322       $ 15,671
  Accounts receivable                            87,663         71,886
  Inventories:
    Finished                                     51,884         46,312
    In process                                   32,757         28,837
    Raw materials                                31,348         26,371
                                               --------       --------
  Total inventories                             115,989        101,520
                                               --------       --------
  Deferred tax asset                             12,101         18,218
  Other assets                                   24,997         11,571
  Net current assets of discontinued
    operations                                      565         53,052
                                               --------       --------
    Total current assets                        304,637        271,918

Properties at cost less accumulated
  depreciation and amortization of $260,063
  in 1997 and $234,248 in 1996                  243,257        244,615
Note receivable                                  55,396            ---
Goodwill, net                                    58,528         46,799
Other assets                                     40,585         49,860
Noncurrent assets of discontinued operations        ---         63,500
                                               --------       --------
Total assets                                   $702,403       $676,692
                                               ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Total current liabilities                      $123,340       $117,292

Long-term debt                                  100,000        100,000
Accrued postretirement benefits                  28,626         27,890
Other long-term liabilities                      16,784         19,002
                                               --------       --------
  Total liabilities                             268,750        264,184
Minority interest                                13,495         14,605

Shareholders' equity
Preferred stock, non-voting, $0.01 par
  value, 20,000,000 shares authorized and
  no shares issued or outstanding                   ---            ---
Common stock, $0.01 par value 100,000,000
  shares authorized and 28,259,000 and
  27,934,000 issued and outstanding at
  September 30, 1997, and December 31, 1996         283            279
Paid-in capital                                 449,111        443,302
Retained deficit                                (29,083)       (47,271)
Cumulative translation adjustment and other        (153)         1,593
                                               --------       --------
  Total shareholders' equity                    420,158        397,903
                                               --------       --------
Total liabilities and shareholders' equity     $702,403       $676,692
                                               ========       ========

See Notes to Consolidated Financial Statements.



                             ACX TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                               Nine months ended
                                                 September 30,
                                              1997          1996
                                            ----------------------
Cash flows from operating activities:
  Net income (loss)                         $18,188      ($48,525)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Loss on disposal of discontinued
        operations, net of tax                  ---        70,000
      Asset impairment and
        restructuring charges                17,103           ---
      Depreciation and amortization          31,440        36,989
      Change in deferred income taxes        12,960         3,116
      Change in accrued postretirement
        benefits                                736           712
      Change in current assets and
        current liabilities                  12,922       (44,762)
      Change in deferred items and
        other                                (1,993)            2
                                           --------      --------
      Net cash provided by operating         91,356        17,532
        activities

Cash flows used in investing activities:
     Additions to properties                (38,842)      (41,401)
     Acquisitions, net of cash acquired     (18,349)      (12,536)
     Proceeds from sales of properties       11,093         4,363
     Other                                   (3,282)       (2,300)
                                           --------      --------
Net cash used in investing activities       (49,380)      (51,874)

Cash flows provided by financing
  activities:
      Option exercises and other              5,675           655

Cash and cash equivalents:
  Net increase (decrease) in cash and
    cash equivalents                         47,651       (33,687)
  Balance at beginning of period             15,671        52,686
                                           --------      --------
  Balance at end of period                  $63,322       $18,999
                                           ========      ========

See Notes to Consolidated Financial Statements.



             ACX TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Discontinued Aluminum Operations

On March 1, 1997, the sale of Golden Aluminum Company (Golden Aluminum) was completed for $70 million, of which $10 million was paid at closing and $60 million is due within two years. In addition, ACX Technologies, Inc. (the Company) retained a 3.6 percent equity interest in either Golden Aluminum or the equivalent in stock in the purchaser or cash which increases by
0.3 percent for each month the obligation remains unpaid after the one year anniversary of the sale. In accordance with the purchase agreement, the purchaser has the right to sell Golden Aluminum back to the Company during the two year period in discharge of the $60 million obligation. The initial payment of $10 million is non-refundable. Nearly all of the working capital of Golden Aluminum, which was not part of the sales agreement, was liquidated during the first nine months of 1997.

Summarized results of discontinued operations are as follows:

                           Three months ended     Nine months ended
                              September 30,          September 30,
                              1997       1996        1997       1996
                           ------------------    --------------------
Revenues                   $   ---   $ 57,892    $ 38,526   $129,135
                           =======   ========    ========   ========
Loss from operations
  before income taxes      $   ---   $    ---    $    ---   ($ 8,033)

Income tax benefit             ---        ---         ---      3,000
                           -------   --------     -------   --------
Net loss from operations       ---        ---         ---     (5,033)
                           =======   ========    ========   ========

Loss per common share      $   ---   $    ---    $    ---   ($  0.18)
                           =======   ========    ========   ========
Loss on disposal before
  income taxes                 ---        ---         ---    (92,000)

Loss on operations during
  disposition period
  before income taxes          ---        ---         ---    (18,000)

Income tax benefit             ---        ---         ---     40,000
                           =======   ========    ========   ========
Net loss on disposal of
  discontinued operation   $   ---   $    ---    $    ---   ($70,000)
                           =======   ========    ========   ========

Loss per common share      $   ---   $    ---    $    ---   ($  2.44)
                           =======   ========    ========   ========

The historical operating results and the loss on the sale of this business have been segregated as discontinued operations for all periods presented in the consolidated income statement. The remaining assets and liabilities held for sale have been separately identified as net current assets of discontinued operations, which consist primarily of accounts receivable and inventory, partially offset by accounts payable. The noncurrent assets reported in the December 31, 1996 balance sheet are composed primarily of the fixed assets of Golden Aluminum which were subsequently sold on March 1, 1997. The noncurrent notes receivable of $55.4 million reported in the September 30, 1997 balance sheet represents the discounted obligation for the remaining sales price of Golden Aluminum. The consolidated statement of cash flows has not been restated for the discontinued operation and, therefore, includes sources and uses of cash for Golden Aluminum's operations.


Note 2.  Asset Impairment and Restructuring Charges

During the third quarter of 1997, the Company recorded $17.5 million in asset impairment and restructuring charges at Golden Technologies Company, Inc. (Golden Technologies). The charges relate to the biodegradable polymer project, the assets of which became impaired when the future cash flows to support capitalization were significantly reduced when the Company made the decision to limit future financial resources and seek a strategic financial partner to successfully commercialize the project. Of the $17.5 million in charges, approximately $0.4 million was paid during the third quarter of 1997 for severance related to the elimination of approximately 40 research and administrative positions. The remaining cash costs of approximately $0.5 million are expected to be paid by mid-1998.

During the first quarter of 1997, the Company adopted a plan to exit the high-fructose corn syrup business and recorded severance and exit costs of $2.3 million in conjunction with this plan. Through the first nine months of 1997, $1.2 million was paid for severance and outplacement costs related to the elimination of approximately 70 manufacturing and administrative positions and other exit costs related to the shut down of the high-fructose corn syrup manufacturing process. The remaining charge of $1.1 million relates to various exit costs which the Company expects to pay during the remainder of 1997.

During the fourth quarter of 1996, the Company recorded restructuring charges of $2.4 million related to operations at Golden Technologies. During the first nine months of 1997, approximately $1.9 million was paid in cash with respect to this charge. The remaining expected cash outlay of $0.1 million is expected to be paid during the fourth quarter of 1997.


Note 3.  Adoption of New Accounting Standards

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued in June 1997. This statement establishes standards for the way public business enterprises report information about operating segments. It also establishes standards for related disclosure about products and services, geographical areas, and major customers. This statement is effective for the Company's financial statements for the year ended December 31, 1998 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", was issued in June 1997. The statement establishes standards for reporting and display of comprehensive income in financial statements. This statement is effective for the Company's financial statements for the year ended December 31, 1998 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

Statement of Financial Accounting Standards No. 128, "Earnings per Share", was issued in February 1997. The adoption of this new accounting standard, which is required on December 31, 1997, will result in the restatement of earnings per share for all periods presented. Based on management's estimates, the adoption of this standard is not expected to have a material effect on the Company's financial statements.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

General Business Overview

The operations of ACX Technologies, Inc. (the Company) consist of two primary business segments conducted by Coors Ceramics Company (Coors Ceramics) and Graphic Packaging Corporation (Graphic Packaging). Coors Ceramics manufactures advanced technical ceramic products while Graphic Packaging produces high-value consumer and industrial flexible packaging and folding cartons. In addition to its primary business units, the Company operates Golden Technologies, which includes operations that assemble and distribute solar electric systems primarily through its majority owned subsidiary Photocomm, Inc., operations that produce corn starch and other food ingredients, as well as operations which develop biodegradable polymers, for which the Company is seeking a strategic financial partner. Prior to 1997, Golden Technologies' operations included the manufacture of high-fructose corn syrup but in early 1997, the Company adopted a plan to exit this business. Effective March 31, 1997, operations at the corn-wet milling facility were converted to producing corn starch only.

Until early 1996, the Company operated Golden Aluminum Company (Golden Aluminum) which produced aluminum flat rolled products primarily for the aluminum can industry. In 1996, the Company's Board of Directors adopted a plan to dispose of this business. Effective March 1, 1997, the Company sold Golden Aluminum for $70 million, of which $10 million was paid at closing and $60 million is due within two years. In accordance with the purchase agreement, the purchaser has the right to sell Golden Aluminum back to the Company during the two year period in discharge of the $60 million obligation. The initial payment of $10 million is non-refundable. Nearly all of the working capital of Golden Aluminum on March 1, 1997 of $55 million, which was not part of the sales agreement, has been liquidated as of September 30, 1997. The operating results of Golden Aluminum have been classified as discontinued operations for all periods presented and, consequently, the following discussion excludes any analysis of the discontinued operations.


Results from Continuing Operations

Consolidated net sales for the three months ended September 30, 1997 increased $11.3 million, or 6.5 percent, to $186.5 million when compared to net sales of $175.2 million reported in the third quarter of 1996. A 23.1 percent increase in net sales at Coors Ceramics and a 5.2 percent increase in net sales at Graphic Packaging gave rise to the consolidated increase. This growth resulted in net sales records for the third quarter for both companies. Offsetting these increases were reduced net sales at Golden Technologies which is no longer producing or selling high-fructose corn syrup. Consolidated net sales for the nine months ended September 30, 1997 were $546.7 million, an increase of $10.4 million, or 1.9 percent, when compared to the prior year similar period consolidated net sales of $536.3 million. A 7.6 percent increase in net sales at Coors Ceramics and a 5.2 percent increase in net sales at Graphic Packaging again more than offset the reduced net sales at Golden Technologies.

Consolidated gross margin (gross profit as a percent of net sales) for the three month period increased from 21.7 percent in 1996 to 24.6 percent in 1997, while the nine month period experienced a similar increase from 22.0 percent in 1996 to 24.5 percent in 1997. The elimination of the low margin corn syrup business at Golden Technologies was the largest contributor to the improvement in gross margin.

As a percent of net sales, marketing, general and administrative costs increased from 10.5 percent for the three month period of 1996 to 11.6 percent for the 1997 similar period. For the nine month period, marketing, general and administrative costs as a percent of sales increased from 10.7 percent to 12.5 percent for the 1997 similar period. The increase in these costs for both periods was primarily attributable to increased sales activities at Coors Ceramics and Graphic Packaging. Also, the addition of Photocomm, Inc., which is included in the Company's consolidated financial statements since the November 1996 acquisition of its controlling interest, and the inclusion in the Company's consolidated financial statements of the Tetrafluor, Inc. acquisition in August 1997, have contributed to these increases.

For the three months ended September 30, 1997, consolidated operating income was $2.6 million compared to $15.9 million in the year ago third quarter. Included in consolidated operating income for the 1997 quarter is a $17.5 million asset impairment and restructuring charge related to Golden Technologies' biodegradable polymer project. Excluding the asset impairment and restructuring charge, operating income for the quarter was $20.1 million, a 26.5 percent improvement as compared to the 1996 similar period consolidated operating income of $15.9 million. This increase is primarily a result of increased operating income at Coors Ceramics related to improved capacity utilization and increased operating income at Graphic Packaging as a result of a favorable product mix, improved gross margins and controlled administrative expenses. For the nine month period ended
September 30, 1997, consolidated operating income was $33.2 million compared to $49.4 million in the year ago nine month period. In addition to the third quarter charge of $17.5 million mentioned above, the nine month 1997 period also includes a first quarter $2.3 million restructuring charge related to exiting the high-fructose corn syrup business. Excluding these charges, consolidated operating income for the nine month period was $53.0 million, a 7.1 percent increase as compared to the 1996 similar period consolidated operating income of $49.4 million. This increase is primarily a result of increased operating income at Coors Ceramics and Graphic Packaging.

Interest expense - net for the third quarter and the first nine months of 1997 was $0.6 million and $2.4 million, respectively, compared to $1.7 million and $5.5 million in the 1996 similar periods. Interest expense - net has been favorably impacted by additional interest income in 1997 from investments and from imputed interest on the note receivable from the purchaser of Golden Aluminum. Cash generated from the sale of Golden Aluminum and the ensuing working capital liquidation have contributed to the Company's increase in short-term, interest bearing investments.

The consolidated annualized effective tax rate for the nine months ended September 30, 1997 was 40.9 percent. The effective tax rate of the Company is higher than the statutory tax rate of
35.0 percent because of state and foreign taxes, deductions that are not deductible for tax purposes such as the amortization of goodwill, and the lack of tax benefits from operating losses at the Company's subsidiaries that are not consolidated for tax purposes.

Liquidity and Capital Resources

The Company's liquidity is generated from both internal and external sources and is used to fund short-term working capital needs, capital expenditures and acquisitions. Internally generated liquidity is measured by net cash from operations as discussed below and working capital. At September 30, 1997, the Company's working capital (excluding the net current assets of the discontinued operation) was $180.7 million with a current ratio of 2.5 to 1. The Company considers its working capital sufficient to meet its anticipated short-term requirements. For long-term requirements, the Company has access to a $125 million unsecured, committed revolving credit facility which was unused during the nine month period ended September 30, 1997. In addition, the Company continues to search for appropriate acquisition candidates and may obtain all or a portion of the financing for future acquisitions through the incurrence of additional debt, which the Company believes it can obtain at reasonable terms and pricing.

Net cash generated by operations for the nine month period ended September of 1997 was $91.4 million compared to $17.5 million for the 1996 similar period. Contributing to the improved cash position was the liquidation of Golden Aluminum's working capital. Net cash used in investing activities for 1997 decreased $2.5 million as compared to 1996, primarily the result of slightly lower capital expenditures, the $10.0 million proceeds realized to date on the sale of Golden Aluminum, offset by the additional cash used for acquisitions in 1997.


Segment Information

Net sales and operating income for the third quarter and first nine months of 1997 and 1996 are summarized by segment below:

Third Quarter Only
(In thousands)
                                                        Operating
                             Net Sales                Income(Loss)
                          1997        1996          1997       1996
                      --------------------      ---------------------
Coors Ceramics        $ 79,329    $ 64,434      $ 12,454    $  9,467
Graphic Packaging       92,513      87,939        12,992      11,121
Golden Technologies     14,616      22,781       (20,296)     (2,717)
Corporate                  ---         ---        (2,561)     (1,996)
                      --------    --------      --------    --------
                      $186,458    $175,154      $  2,589    $ 15,875
                      ========    ========      ========    ========

Year-To-Date
(In thousands)
                                                        Operating
                             Net Sales                Income(Loss)
                          1997        1996          1997       1996
                      --------------------      ---------------------
Coors Ceramics        $225,756    $209,849      $ 36,691    $ 34,066
Graphic Packaging      275,597     262,056        32,151      29,885
Golden Technologies     45,340      64,374       (29,290)     (8,826)
Corporate                  ---         ---        (6,402)     (5,677)
                      --------    --------      --------    --------
                      $546,693    $536,279      $ 33,150    $ 49,448
                      ========    ========      ========    ========



COORS CERAMICS

Coors Ceramics reported record net sales of $79.3 million for the third quarter of 1997, up $14.9 million, or 23.1 percent, from 1996 third quarter net sales of $64.4 million. Increased volume from the petrochemical, semiconductor, automotive and telecommunications industries were primarily responsible for the improvement, offset somewhat by softness in the pulp and paper industry. The acquisition of Tetrafluor, Inc. in August of 1997 also contributed to the increased sales. Operating income for the 1997 third quarter increased $3.0 million to $12.5 million as compared to the similar period of 1996. The improvement in operating income was again primarily attributable to increased volume from the petrochemical, semiconductor, automotive and telecommunications industries, offset somewhat by softness in the pulp and paper industry. Operating margins for the third quarter grew from 14.7 percent in 1996 to 15.7 percent in 1997 as operating efficiencies were realized.

During the first nine months of 1997, Coors Ceramics' net sales increased $15.9 million, or 7.6 percent, to $225.8 million as compared to 1996 similar period. Increased volume for the nine month period from the automotive and telecommunications industries, increased volume in the first half of the year from the pulp and paper industry, the rebound of the semiconductor industry in the third quarter of 1997, and the acquisition of Tetrafluor, Inc. in August of 1997, all contributed to the increase in sales. Operating income for the 1997 year-to-date period increased $2.6 million, or 7.7 percent, to $36.7 million compared to $34.1 million of the year-to-date period of 1996. Operating margins remained consistent between the periods.

Coors Ceramics' management continues to focus on manufacturing efficiencies, strategic acquisitions and broadening its materials base to continue its upward momentum. Looking ahead to the end of 1997, Coors Ceramics' level of success continues to depend upon the strength of the U.S. and European economies, the rebound of semiconductor processing and telecommunications markets and effective capacity utilization.



GRAPHIC PACKAGING

Graphic Packaging reported record net sales of $92.5 million for the third quarter of 1997, up $4.6 million, or 5.2 percent, from 1996 third quarter net sales of $87.9 million. Nearly all of Graphic Packaging's flexible operations posted increased sales, primarily related to improved volumes of confectionery and snack food packaging. In Graphic Packaging's folding carton operations, increases to the quick food service market were mostly offset by a decline in tobacco industry sales. Third quarter 1997 operating income was $13.0 million, an increase of $1.9 million, or 16.8 percent, as compared to operating income for the third quarter of 1996. Operating margins for the third quarter of 1997 increased to 14.0 percent from operating margins of 12.6 percent for the third quarter of 1996. The improved operating performance was a result of increased plant utilization at several of the flexible operations, controlled administrative costs, and an improved product mix. Graphic Packaging reported net sales of $275.6 million for the nine month period ended September 30, 1997, an increase of $13.5 million, or 5.2 percent, over the 1996 similar period. Operating income for the nine month period ended September 30, 1997 improved $2.3 million to $32.2 million. Year-to-date 1997 net sales and operating income improvements came from additional volume in several markets including tobacco, confectionery, bakery, snack food and detergent. Offsetting the increase in operating income was a second quarter charge of approximately $2.0 million related to the sale of the Linearpak system and to severance for several organizational changes.

In October of 1997, the Company announced its intention to relocate the corporate offices of Graphic Packaging from Wayne, Pennsylvania to Golden, Colorado. The Company expects the move will reduce ongoing costs and improve the coordination of management. The Company believes the move will be completed during the first quarter of 1998; however, the company expects to incur severance and relocation costs between $1.0 million and $2.0 million in the fourth quarter of 1997.

Management expects Graphic Packaging's results for the remainder of the year to remain solid, although the favorable product mix and capacity utilization experienced in the third quarter of 1997 is not expected to continue at the same level on a regular basis. In addition, Graphic Packaging results could be impacted favorably or unfavorably as it continues to face the challenge of obtaining significant sales volumes to fully utilize new capabilities and capacity, increased competitive pressures, and from changes in its ability to pass through to customers increased material costs as quickly as in the past.



GOLDEN TECHNOLOGIES

Golden Technologies reported net sales for the third quarter of 1997 of $14.6 million compared to the $22.8 million reported in the year earlier period. The operating loss for the third quarter of 1997 was $20.3 million compared to the third quarter of 1996 operating loss of $2.7 million. Reduced sales are the result of exiting the high-fructose corn syrup business during the first quarter of 1997, offset in part by the net sales of Photocomm, Inc. The additional operating loss during the third quarter of 1997 relates primarily to the asset impairment and restructuring charge of $17.5 million related to the biodegradable polymer project.

Net sales for the nine months ended September 30, 1997, were $45.3 million compared to $64.4 million for 1996 similar period. The additional sales due to the acquisition of Photocomm, Inc. in November 1996 were more than offset by the exit of the high-
fructose corn syrup business during the 1997 first quarter. Operating loss for the first nine months of 1997 was $29.3 million, compared to an operating loss of $8.8 million during the 1996 similar period. Asset impairment and restructuring charges of $19.8 million taken in the first and third quarters of 1997 account for the majority of the additional loss, with additional research and development costs in the biodegradable polymer project accounting for the remaining increase in losses.



CORPORATE

Corporate expenses for the three months ended September 30, 1997 were $2.6 million, compared to $2.0 million for the 1996 similar period. Corporate expenses for the nine months ended September 30, 1997 were $6.4 million, as compared to $5.7 million for the 1996 similar period. The increases in corporate expenses are a result of increased staffing costs and increased costs related to potential acquisitions which have not been capitalized.



Forward-Looking Statements

Some  of  the statements in this Form 10-Q Quarterly  Report,  as well as statements by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words or phrases denoting the anticipated results of future events such as "anticipate," "believe," "expects," "estimate," "will likely," "are expected to," "will continue," "focus on," "intend to," "project," and similar expressions that denote uncertainty are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results,  performance  or  achievements  of  the  Company  to  be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things: (i) general economic and business conditions; (ii) changes in industries in which the Company does business, such as beverage, telecommunications, automotive, semiconductor, pulp and paper, and tobacco; (iii) the loss of major customers; (iv) the loss of market share and increased competition in certain markets; (v) industry shifts to alternative materials, such as replacement of ceramics by plastics and competitors offering products with characteristics similar to the Company's products; (vi) changes in consumer buying habits; (vii) governmental regulation including environmental laws; (viii) the ability to negotiate favorable lease agreements; (ix) the ability to hire and retain qualified personnel; and (x) other factors over which the Company has little or no control.

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management of ACX Technologies, such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations. All adjustments made to the interim financial statements presented are of a normal recurring nature. The results of operations for the third quarter and nine months ended September 30, 1997, may not be indicative of results that may be expected for the year ending December 31, 1997.


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


(b)  Reports on Form 8-K

     There were no reports filed on Form 8-K during the quarter ended September 30, 1997.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 7, 1997           By /s/ Jed J. Burnham
                                 -------------------------------
                                 Jed J. Burnham
                                 (Chief Financial Officer and
                                  Treasurer)

Date: November 7, 1997           By /s/ Gail A. Constancio
                                 -------------------------------
                                 Gail A. Constancio
                                 (Controller and Principal
                                  Accounting Officer)