Form 10-K/A
period 1996-12-31
ACX TECHNOLOGIES INC
filed 1997-11-12
CIK 892793

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-K/A

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

   (3)    Exhibits:

Exhibit
Number              Document Description

10.2      Supply Agreement between Graphic Packaging
          Corporation  and Coors Brewing  Company,  dated
          January  1, 1997.




                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ACX TECHNOLOGIES, INC.


Date:  November 11, 1997                By /s/ Jeffrey H.  Coors
                                        ------------------------
                                        Jeffrey H. Coors
                                        President and Principal
                                        Executive Officer