Form 10-K
period 1997-12-31
ACX TECHNOLOGIES INC
filed 1998-03-23
CIK 892793

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

[X]   ANNUAL  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                               OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________ to ___________ .

                 Commission file number 0-20704

                     ACX TECHNOLOGIES, INC.
     (Exact name of registrant as specified in its charter)

           Colorado                       84-1208699
   (State of incorporation)      (IRS Employer Identification No.)

  16000 Table Mountain Parkway,  Golden, Colorado      80403
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  As of March 1, 1998, there were 28,435,749 shares of common stock outstanding. The aggregate market value of such shares, other than shares held by persons who may be deemed affiliates of the Registrant, was $359,771,300.

DOCUMENTS INCORPORATED BY REFERENCE
  Registrant's Proxy Statement filed in connection with the 1998 Annual Meeting of Shareholders is incorporated by reference into
Part III.


                     ACX TECHNOLOGIES, INC.

    Unless the context otherwise requires, references herein to the Company include ACX Technologies, Inc. (ACX Technologies) and its subsidiaries, including Coors Porcelain Company and its subsidiaries (collectively referred to as Coors Ceramics), Graphic Packaging Corporation and its subsidiaries (collectively referred to as Graphic Packaging), Golden Technologies Company, Inc. and its subsidiaries (collectively referred to as Golden Technologies), and Golden Aluminum Company and its subsidiaries (collectively referred to as Golden Aluminum).

    Subsequent to January 14, 1998, references herein to the Company also include Britton Group plc, which was acquired on January 14, 1998, and its subsidiaries (collectively referred to as Britton), Universal Packaging Corporation (referred to as Universal Packaging), and the plastics division of Britton (referred to as the plastics division).


                             PART I

ITEM 1.  BUSINESS

(a)  General Development of Business

       The Company, through its wholly-owned subsidiaries, manufactures advanced technical ceramics and other engineered materials for industrial markets and high-performance consumer and industrial packaging products. In addition to these core businesses, the Company owns technology-based developmental businesses, including a controlling interest in Photocomm, Inc. (Photocomm) a publicly traded solar electric distribution business. The Company's strategy is to maximize the competitive positions and growth opportunities of its core businesses. The strategy includes a review of business acquisitions, joint ventures and dispositions of under-performing assets.

     The Company was incorporated in Colorado in August 1992 as a holding company for the ceramics, packaging. aluminum and developmental businesses formerly owned by Adolph Coors Company
(ACCo). Effective December 27, 1992, ACCo distributed to its shareholders all outstanding shares of the Company.

      In January 1998, the Company acquired control of Britton pursuant to a cash tender offer. Britton is an international packaging group operating through two principal divisions: folding carton and plastics. The folding carton division, Universal Packaging, is a non-integrated manufacturer of folding cartons in the United States, with capabilities in design, printing and manufacturing of multicolor folding cartons. The plastics division of Britton is in the business of extrusion, conversion and printing of polyethylene into films and bags for industrial customers. The results of the folding carton division will be reflected in the accounts of the Company beginning January 14, 1998. The plastics division will be accounted for as a discontinued operation based on management's decision to sell this business.

The Company has consummated several acquisitions during the prior five years including four flexible packaging plants in 1994, a folding carton packaging business and a controlling interest in a solar energy distribution business in 1996 and a fluoropolymer sealing system and component manufacturer in 1997. In addition, in 1996, the Board of Directors adopted a plan to dispose of the Company's aluminum rigid container sheet business, Golden Aluminum. On March 1, 1997, the sale of Golden Aluminum was completed for $70 million, $10 million of which was received at closing and $60 million of which is due within two years. During the two year period, the purchaser has the right to return Golden Aluminum to the Company rather than pay the $60 million obligation. The initial payment of $10 million is nonrefundable. Nearly all of the working capital of Golden Aluminum, which was not part of the sale agreement, was liquidated during 1997.

      The  Company's principal executive offices are  located  at
16000  Table  Mountain  Parkway,  Golden,  Colorado  80403.   The
Company's telephone number is (303) 271-7000.

(b)   Financial  Information  about  Industry  Segments,  Foreign
Operations, and Export Sales.

Certain financial information for the Company's business segments is included in the following summary:

                         Operating              Depreciation  Additions
                 Net       Income                   and          to
(In thousands)  Sales      (Loss)      Assets   Amortization  Properties
               --------   --------   --------   ------------  ----------
1997

Ceramics       $304,824    $48,249   $261,471     $18,664     $28,812
Packaging       365,123     42,655    210,024      20,211      18,022
Developmental
   businesses    61,138    (31,186)    81,071       3,451       9,068
Corporate           ---    (10,177)   148,258         337         311
Discontinued
   operations       ---        ---        372         ---         ---
               --------    -------   --------     -------     -------
               $731,085    $49,541   $701,196     $42,663     $56,213
               ========    =======   ========     =======     =======
1996

Ceramics       $276,352    $44,204   $214,635     $16,159     $30,291
Packaging       346,547     41,048    205,705      19,959      13,314
Developmental
   businesses    89,481    (48,447)   104,138       5,757      12,558
Corporate           ---     (8,169)    35,662         341         327
Discontinued
   operations       ---        ---    116,552       7,307       1,036
               --------    -------   --------     -------     -------
               $712,380    $28,636   $676,692     $49,523     $57,526
               ========    =======   ========     =======     =======
1995

Ceramics       $270,877    $47,395   $189,191     $14,046     $25,122
Packaging       308,109     34,551    197,587      16,945      20,149
Developmental
   businesses    81,867    (13,740)    80,350       5,643       7,426
Corporate           ---     (9,500)    50,098         605         153
Discontinued
   operations       ---        ---    268,260      12,618       7,177
               --------    -------   --------     -------     -------
               $660,853    $58,706   $785,486     $49,857     $60,027
               ========    =======   ========     =======     =======

     Operating income (loss) for reportable segments is exclusive of certain unallocated corporate expenses. Corporate assets for 1997 include cash and cash equivalents, a note receivable from the sale of Golden Aluminum, an investment at cost in Britton, deferred tax assets and certain properties.

     Certain financial information regarding the Company's domestic and foreign operations is included in the following summary:

                                Operating
                                  Income
(In thousands)       Net Sales    (loss)      Assets
                     ---------  ---------   --------
1997

United States         $651,630    $42,463   $623,215
Canada and other        79,455      7,078     77,981
                      --------    -------   --------
                      $731,085    $49,541   $701,196
                      ========    =======   ========
1996

United States         $643,764    $22,153   $609,014
Canada and other        68,616      6,483     67,678
                      --------    -------   --------
                      $712,380    $28,636   $676,692
                      ========    =======   ========
1995

United States         $589,986    $50,856   $717,411
Canada and Other        70,867      7,850     68,075
                      --------    -------   --------
                      $660,853    $58,706   $785,486
                      ========    =======   ========

     Included in United States sales are export sales primarily to Western Europe, Canada and Asia of $82.1 million, $77.2 million and $67.8 million for 1997, 1996 and 1995, respectively.

(c)  Narrative Description of Business Segments

Ceramics Business

      General. Coors Ceramics develops, manufactures and sells advanced technical ceramic and other engineered materials across a wide range of product lines for a variety of applications. Coors Ceramics, which has been in business for over 77 years, is the largest U.S. owned independent manufacturer of advanced technical ceramics. In addition, as part of its strategy to broaden its material base, Coors Ceramics acquired Tetrafluor, Inc. (Tetrafluor) in 1997. Tetrafluor manufactures Teflon[R] fluoropolymer sealing systems and components for use in aerospace, industrial and transportation industries.

      Markets and Products. Coors Ceramics provides components to 23 of the 24 commonly recognized industrial markets. Approximately 67% of its sales in 1997 were to the automotive, beverage, telecommunications, semiconductor, power generation and mining, petrochemical and pulp and paper industrial markets. Ceramic products are diamond hard, can withstand extreme temperatures and do not conduct electricity. These properties make ceramic an ideal material for a variety of industrial applications. While ceramics can be initially more expensive than competing materials, such as plastics and metals, they can provide higher value by contributing to longer product life and enabling customers to enhance their technologies.

      There  are  many  and  varied uses for ceramic  components.
Examples include:

        >  Slitting knives and other processing and sizing
           devices used in high-speed paper making machines;
        >  Seals and other pump components installed in auto-
           mobiles, home appliances, chemical processing and
           blood analysis equipment;
        > Fixtures for processing of silicon wafers in semi-conductor chip fabrication;
        >  Valves used in fluid handling;
        >  Precipitators used in pollution control equipment;
        > Power tubes used in electrical power generation installations;
        > Linings for pipe used in the processing of coal and other abrasive materials;
        > Substrates (or bases) for various electronic circuits, pressure sensors and semiconductor chips which are critical components in computers, com-munications systems, automotive controls and military electronics;
        > Passive electronic components, such as capacitors and insulators, that are used in electrical devices, and;
        > Advanced electronic ceramic packages, which are casings that surround a semiconductor chip, which insulate and connect the chip to printed circuitry. Products such as cellular telephones, pages and radar detection devices require these packages due to their need for high reliability.

      Coors Ceramics' products are engineered and custom designed to comply with specific customer requirements. Successful product design requires consultation with customers in their choice of the correct base material and selection by Coors Ceramics of the appropriate manufacturing processes. Since advanced ceramic products are sold primarily to industrial manufacturers for incorporation into their products or processes, the industry is sensitive to changes in economic conditions that affect the end users of ceramic products. For example, sales fluctuations in the domestic automobile industry could directly affect Coors Ceramics' sales to the automotive market because an American car currently contains approximately 17 ceramic components.

       Strategy. Coors Ceramics seeks to grow its business profitably and to manage its sensitivity to changing economic conditions. In order to achieve its goal, Coors Ceramics is pursuing a strategy of devoting resources to new product and material development, internally and through acquisitions, to provide engineered solutions for component products to a diversified customer base.

      Among Coors Ceramics' most valuable assets for achieving its strategy is its reputation for expert custom product design, product quality and customer service. Coors Ceramics emphasizes alliances with key customers in diverse industries to develop value-added, engineered products. Coors Ceramics has cooperative development and sole-supplier agreements with several major customers. It continuously evaluates new materials, often in partnership with customers, in order to anticipate and satisfy customers' future needs and to offer a greater range of products with improved performance characteristics. Coors Ceramics continues to aggressively pursue new applications for ceramic to replace metal and other conventional materials. Coors Ceramics has developed zirconia, tungsten carbide, silicon carbide and titanate based ceramic products and continues developing other materials to complement and enhance its conventional alumina based product lines. In 1997, Coors Ceramics added Teflonr fluoropolymer components to its engineered product line through its acquisition of Tetrafluor. Coors Ceramics is a leader in introducing new commercial uses of ceramic components to replace metal or plastics in applications, such as components in paper making machines and valves for fluid dispensing.

      Coors Ceramics targets proven industrial markets and new market segments that it expects to provide growth potential, especially markets which are expected to grow more rapidly than the overall economy. These markets include:

        > Power distribution, both in actual distribution equipment and in high temperature electrostatic precipitators that remove particulates from power plant emissions, and;
        > Fluid handling, primarily in the area of ceramic components in valves, pumps and flow meters for chemical, food processing and petrochemical applications.

     Management also believes there are significant near-term growth opportunities in the power tube and pressure sensor markets and long-term growth opportunities in the semiconductor industry.

      Manufacturing and Raw Materials. Ceramic manufacturing involves several successive operations. Initially, a powder such as zirconia or alumina is mixed with a binding agent and other materials that will provide the ultimate product with the desired performance characteristics. The second step involves forming operations, such as dry or isostatic pressing of powder or casting of a liquefied form of base material. The ceramic components may then undergo grinding or cutting operations to approximate the desired final configuration. The parts are usually then fired in a high temperature furnace and may require further grinding, finishing, metal plating or additional firing, depending upon component specifications. Coors Ceramics' manufacturing operations involve extensive testing and quality assurance procedures. The process for manufacturing fluoropolymer-based parts is similar to that of ceramic except that the parts are formed at a lower pressure and fired at a lower temperature.

     Raw materials used in Coors Ceramics' operations are readily available from diverse sources. Coors Ceramics purchases alumina powder, the primary raw material for its manufacturing process, and other ceramic powders, binders and raw materials from multiple sources.

      Coors Ceramics owns or leases approximately 2.0 million square feet of manufacturing space in the United States and abroad. Overall, Coors Ceramics operated at approximately 71% of its available capacity in 1997 primarily due to lower capacity utilization at plants primarily servicing the power generation and semiconductor industries. Capacity utilization, which is not currently a major constraint, ranged between 37% and 91% at Coors Ceramics' 22 manufacturing facilities in 1997. These facilities, each of which specializes to some extent in a particular market, are for the most part strategically located to optimize customer service while minimizing manufacturing and transportation costs. Coors Ceramics continues to invest in computerized, high precision manufacturing equipment and believes it is well positioned for growth opportunities in both domestic and foreign markets. During 1997, Coors Ceramics invested in ceramic material preparation equipment and completed capacity expansion at certain locations. Additional capacity expansion is planned at certain locations in 1998 as well as where production capacity constraints have been identified.

      Sales and Distribution. Products are sold primarily to manufacturers, including original equipment manufacturers, for incorporation into industrial applications and products. Sales are made through direct sales employees located throughout the United States and Europe and through manufacturers' representatives. Coors Ceramics' sales personnel, many of whom are engineers, receive substantial technical assistance and engineering support because of the highly technical nature of its products.

      International sales, primarily in Western European and Far East markets, constituted approximately 27%, 29% and 28% of ceramic product sales in 1997, 1996 and 1995, respectively. Although most of these sales are denominated in U.S. dollars, Coors Ceramics selectively hedges the U.S. dollar against foreign currencies used in these markets in order to mitigate the effects of adverse currency fluctuations. The strength of the dollar relative to the currency of its customers or competitors can have an impact on Coors Ceramics' profit margins or sales to international customers.

      No single product line or class accounted for more than 10% of the Company's consolidated net revenue although sales of various product lines to the petrochemical, power generation and mining, and semiconductor industries comprised 15.3%, 11.4% and 10.3%, respectively, of Coors Ceramics' 1997 consolidated net revenue. Sales to the automotive and telecommunications industries represented 9.4% and 8.7% of Coors Ceramics' 1997 consolidated net revenue, respectively.

       Coors Ceramics' 25 largest customers accounted for approximately 35% of its net sales for 1997, with no single customer representing more than 10% of Coors Ceramics' annual sales. Commitment to consistent high quality and customer service has earned Coors Ceramics sole supplier status with several major U.S. manufacturers and a dominant position with several other major customers.

      As of March 1, 1998, Coors Ceramics had backlog orders of approximately $106.6 million, as compared to $95.5 million as of March 1, 1997. Most of the 1998 backlog will be shipped before the end of the second quarter of 1998. Customers may place annual orders, with shipments scheduled over a twelve-month period. Backlog orders can be higher for certain industrial product segments due to longer time periods between order and delivery dates under purchase orders. Sales are not seasonal, although they are sensitive to overall economic conditions that affect the users of advanced ceramic products. Backlog is not necessarily indicative of past or future operating results.

      Competition: Competition in the advanced ceramics industry is vigorous and comes chiefly from Kyocera Corporation (Japan), Morgan Crucible Co. (United Kingdom), NGK Insulators, Ltd. (Japan) and CeramTec AG (Germany). Principal competitive factors in the worldwide market are price (including the impact of currency fluctuations), quality and delivery schedules. In recent years, competitive pressures have caused former major domestic manufacturers to go out of business or be acquired by foreign entities. Coors Ceramics is a major competitor in most of the markets it serves and enjoys a prominent position in some product lines.

       Coors Ceramics is the largest U.S owned independent manufacturer of advanced technical ceramics. It has maintained long standing relationships with major corporations based on consistent high product quality and customer service, which management believes is its advantage in domestic and certain foreign markets.

       Ceramic materials offer advantages over conventional materials for applications in which certain properties are important, such as high electrical resistivity, hardness, high-temperature strength, wear and abrasion resistance and precise machinability. Ceramic products, however, face competition from metals and other materials. Plastics, for example, are being substituted for ceramic in certain computer and telecommunications applications because of their lower cost and lighter weight. Coors Ceramics believes that the overall value of ceramic products will continue to be attractive to customers. Where appropriate and in accordance with its strategy outlined above, Coors Ceramics will explore the development or acquisition of companies with competing or complementary materials (like Tetrafluor).

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

      Graphic Packaging's folding carton business began with a single plant in 1974 as part of the vertical integration of ACCo's beer business operated through its subsidiary, Coors Brewing Company (Coors Brewing). Since that time, Graphic Packaging has expanded its product capabilities and geographic presence through several plant expansions and acquisitions including the 1996 acquisition of a folding carton operation with approximately $40 million in annual revenues. As of December 31, 1997, Graphic Packaging operated four folding carton facilities and six flexible packaging facilities.

       In January 1998, the Company acquired Britton, an international packaging group operating two divisions: folding cartons and plastics. The folding cartons division, Universal Packaging, will be operated as an integral part of Graphic Packaging. This business is a non-integrated manufacturer of folding cartons in the United States, adding six facilities and capabilities in web and sheet fed offset printing, electron beam curing and rotary die cutting. With this acquisition, Graphic Packaging expands into the food market and benefits from Universal Packaging's blue-ribbon customer list.

      Markets and Products. The product packaging industry includes: paperboard packaging which consists of corrugated products, folding cartons and food service containers such as disposable plates and cups; and flexible packaging, such as printed and laminated bags, pouches and roll stock films and foils used for lids, overwraps and labels. Graphic Packaging competes in the value added portion of the folding carton and flexible packaging industries. The value added nature of these operations generally allows Graphic Packaging to command higher selling prices for their products but requires numerous and complex operations that are not necessary in the production of commodity packaging.

      The folding carton industry is a $5 billion annual industry that declined 1% in 1997 compared to 1996, primarily due to continuing efforts to minimize package bulk. Between 1993 and 1996 this industry had grown at an annualized rate of about 2% per year. From 1993 to 1997, the majority of Graphic Packaging's internal folding carton growth came from packaging for Coors Brewing, detergent, cereal, and premium bar soap markets and promotional packages. In addition, the 1996 folding carton acquisition added sales to the tobacco and quick service restaurant markets. The concentrated detergent and premium bar soap markets are now in their mature life cycle, which may result in moderate continued growth.

      In manufacturing folding cartons, Graphic Packaging uses an internally developed, patented composite packaging technology, Composipac[TM] (Composipac), which provides finished products with high quality graphics that have enhanced abrasion protection and moisture, air or other special barrier properties. Graphic Packaging's Composipac technology is designed to meet the continuing specialized needs of its beverage, powdered detergents and soap customers. Graphic Packaging believes that this technology also has applications in other market niches, specifically the opportunities for promotional packaging.

      The flexible packaging industry is nearly an $18 billion annual industry which has grown approximately 4% on an annualized basis between 1993 and 1997. The mid-1994 acquisition of four flexible packaging plants contributed significantly to Graphic Packaging's flexible sales increases during this period. Flexible packaging offers advantages over other packaging mediums, such as lightweight, high barrier protection and cost-effectiveness.

      Significant product lines for flexible packaging include packages for pet foods and personal care products, laminated rollstock for labels, bags for snack foods, candies, and photographic development paper, as well as bags that resist penetration of moisture and leakage of contents for use by manufacturers of powdered herbicides, fertilizers and other agricultural chemicals. These bags require complex laminations and extensive printing and instructional labeling. Other flexible packaging products made by Graphic Packaging include coffee bag and beverage laminations and medical health care packaging.

      Graphic Packaging believes that recently completed capital additions and upgrades to printing and bag making equipment puts it in a position to increase sales in existing flexible packaging markets.

      Strategy. Graphic Packaging's strategy is to establish market leadership in selected existing market segments by increasing its customer base and adding significant new high-margin products. Graphic Packaging intends to emphasize its ability to provide innovative products with value added characteristics to meet exacting customer specifications. Graphic Packaging continues to focus on commercializing new products and processes to serve existing and new markets, and to pursue acquisitions that complement its existing business.

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

       Graphic Packaging is a non-integrated, value added manufacturer of packaging products using a variety of raw materials, such as paper, paperboard, inks, aluminum foil, plastic films, plastic resins, adhesives and other materials, which are available from domestic and foreign suppliers. Historically, Graphic Packaging has not experienced difficulty in obtaining adequate supplies of raw materials and difficulty is not anticipated in the future. While multiple sources of these materials are available, Graphic Packaging prefers to develop strategic long-standing alliances with vendors in order to provide a guaranteed supply of materials, satisfy customer specifications and obtain the best quality, service and price. Business disruptions or financial difficulties of a sole source supplier, which Graphic Packaging does not anticipate, could have an adverse effect by increasing the cost of these materials and causing delays in manufacturing while other suppliers are being qualified.

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

     Folding carton sales accounted for approximately 55%, 56% and 50% of Graphic Packaging's total sales for each of the years ended 1997, 1996 and 1995, respectively, with the remainder coming from flexible packaging sales. Approximately 53%, 54% and 73% of folding carton sales were to Coors Brewing for the same periods, with detergent, soap and tobacco manufacturers and quick service restaurants accounting for most of the balance. Flexible packaging sales during this period consisted primarily of personal care, snack foods and beverage label products and cookie, photographic and pet food bags.

     Most of Graphic Packaging's sales are made under sales contracts at prices that are subject to periodic adjustment for raw material and other cost increases. Products are made in accordance with customer specifications. Including the effect of acquisitions, Graphic Packaging had approximately $108.9 million in unshipped backlog orders, as compared to approximately $57.5 million as of March 1, 1998 and 1997 respectively. Of the 1998 backlog, most is expected to be shipped before the end of the second quarter of 1998. The 1998 backlog includes Universal Packaging. In addition, backlog numbers and comparisons vary because of a number of factors and are not necessarily indicative of past or future operating results.

       Competition. Graphic Packaging is subject to strong competition in most markets it serves. The packaging industry continues to experience intense price pressures. The installation of state of the art equipment by manufacturers intensifies this competitive pricing situation. A relatively small number of large suppliers dominate a significant portion of the folding carton segment of the paperboard packaging market. Major U.S. competitors in the paperboard packaging industry include Jefferson Smurfit Corporation, Fort James Corporation, Field Container Corporation, Mead, Gulf States, Riverwood International Corporation, Westvaco and Shorewood International. There are an increasing number of competitors offering packaging with Composipac-like qualities for promotional packaging. The flexible packaging market has numerous competitors, varying in size. Graphic Packaging's flexible competitors include Bemis Company, Inc., Printpack, Sealed Air, American National Can
Company and Union Camp Corporation. Although price is an important factor in the packaging market, Graphic Packaging believes that the quality, range and technical innovation of products and the timeliness and quality of customer service are also significant competitive factors.

      Product Development. Graphic Packaging's research and development staff works directly with the sales and marketing staff in meeting with customers and pursuing new business. Graphic Packaging's development efforts include extending shelf life of evaporative bar soaps, reducing production costs and enhancing package appearance through quality printing and other graphics. Potential new product development efforts are expected to involve sift-proof cartons, linerless cartons, liquid containment packages and other packaging innovations.

Developmental Businesses

   General. The Company's developmental operations are conducted either directly through Golden Technologies or one of its subsidiaries. These operations include a solar electric distribution business; a corn starch business; a real estate partnership; and a biodegradable polymer developmental operation. Except for the solar energy distribution business, the Company's strategy is to reduce its activities within the developmental businesses and focus on the Company's two core business units. The developmental businesses net sales were 8.4%, 12.6% and 12.4% of the Company's consolidated net sales for 1997, 1996 and 1995, respectively.

    Solar electric systems. Golden Technologies assembles and distributes solar electric and solar electric hybrid components and systems primarily through its majority owned subsidiary Photocomm, a publicly traded company on NASDAQ. Photocomm purchases solar modules and related equipment from a variety of suppliers and either distributes them through its dealer network or integrates these modules and other components into solar electric systems for sale in the United States and abroad. Photocomm competes in two major markets, distribution and industrial, which are outlined below.

          Distribution Market. The distribution market applications include remote electrification of rural homes, recreational vehicles and boats, traffic signals, water pumping, and lighting. Currently, distribution accounts for approximately half of Photocomm's sales and is largely domestic; however, management believes there is opportunity for expanding and developing international markets. Distribution sales are relatively steady throughout the year, although there are seasonal swings in this largely domestic market resulting in increased levels of sales in the second and third quarters. As international growth continues, Photocomm expects the seasonality to diminish.

          International distribution is currently located in two regional centers. The Central and South American markets are serviced through an office in Florida, and on October 1, 1996, Photocomm opened an Australia office through a wholly-owned subsidiary, Photocomm Pty., Ltd. Although these offices are primarily focused on distribution sales, Photocomm also plans to pursue future growth opportunities in industrial applications worldwide.

          Industrial Market. Industrial sales are focused primarily on solar electric power supply solutions for off grid applications within the telecommunications and the oil and gas communications and exploration markets. Although sales to these markets are typically not seasonal in nature, Photocomm has participated in large projects within these markets by developing relationships with local carriers and larger original equipment manufacturers (OEMs). Historically, these large projects have resulted in unpredictable swings in sales from quarter to quarter. However, it is Photocomm's strategy to develop these relationships and new OEM customer relationships to generate a more consistent level of this business. Additionally, Photocomm expects sales in this market to continue to grow as Photocomm develops new domestic customers and identifies applications internationally. An increase in Photocomm's international presence was recently accomplished through the addition of contracts obtained from Integrated Power Corporation.

     On  January 23, 1998, Photocomm acquired Utility Power Group headquartered  in  Chatsworth,  California,  which  manufactures,
integrates   and  installs  utility  grid  interconnected   solar
electric systems.

    Corn Wet Milling. Golden Technologies' corn wet milling plant, located in Johnstown, Colorado, produces and distributes refined corn starch. Nearly all refined corn starch produced at the Johnstown plant has been sold to Coors Brewing for use in beer production. Starch is sold to Coors Brewing under an annual contract with pricing determined by the price of corn. The major raw material for the wet milling operations is corn, which is purchased from various sources. Until 1997, the plant produced and sold high-fructose corn syrup. In the first quarter of 1997, the Company exited this business due to over capacity in the industry and declining selling prices.

    Other Operating Divisions. Under a marketing agreement with Coors Brewing, Golden Technologies markets yeast and other brewery by-products produced by Coors Brewing to the livestock feed and pet food industries.

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

   Research  Projects.   Golden  Technologies  is   developing  a
proprietary  technology for the  production  and  application  of
biodegradable  polymers.   The  major  goal  of  the  project  is
developing a cost-effective manufacturing process that would make biodegradable materials a viable choice for a wide variety of uses such as consumer packaging, disposable hygiene products and food service packaging. The Company is currently seeking a strategic financial partner to work toward commercialization of this project.

Dependence on Major Customer

      At the time of the spin-off from ACCo, Graphic Packaging, Golden Aluminum and Golden Technologies entered into five year supply agreements with Coors Brewing, and have relied on these agreements for a significant portion of their revenues. Sales to Coors Brewing of packaging products and refined corn starch accounted for approximately 15.5%, 16.7% and 19.0% of the Company's consolidated sales for 1997, 1996 and 1995, respectively; however, future sales may vary from historical levels.

      In early 1997, Graphic Packaging entered into a new supply agreement with Coors Brewing to supply packaging products under a three year, rolling term contract commencing January 1, 1997 that provides stated quantity commitments and annual repricing. Of Graphic Packaging's total sales for 1997, approximately 29% consisted of sales to Coors Brewing. This percentage represented a decrease from approximately 31% and 37% of Graphic Packaging's total sales in 1996 and 1995, respectively. Sales of refined corn starch to Coors Brewing were approximately $7 million in 1997, down from approximately $13 million in 1996 and 1995. Golden Technologies also has a marketing arrangement with Coors Brewing under which it purchases and resells yeast and other brewery byproducts. These agreements with Golden Technologies were extended through 1999, including provisions for early termination with the payment of a cancellation penalty.

      In recent years, Graphic Packaging has sought to increase sales to unaffiliated customers to decrease its dependence on Coors Brewing. With the addition of Universal Packaging in 1998, Graphic Packaging expects to continue to decrease its dependence on Coors Brewing in the future. There can be no assurance that Graphic Packaging's or Golden Technologies' supply agreements will be renewed or that the terms of renewal will be favorable to the Company. The loss of Coors Brewing as a customer in the foreseeable future could have a material adverse effect on the Company's results of operations.

Research and Development

     The Company's ability to commercialize its technologies and compete effectively in its various markets depends significantly on its continued and timely development of innovative technology, materials, products and processes using advanced and cost-
efficient manufacturing processes. See "Packaging Business-- Product Development" and "Ceramics Business--Product Development." See also "Patents, Proprietary Rights and Licenses." Total research and development expenditures for the Company were $15.6 million, $15.3 million and $16.3 million for 1997, 1996 and 1995, respectively. The Company's research and development expenditures are expected to decrease as a percentage of net sales in the foreseeable future due to the decisions to reduce certain activities at Golden Technologies. The Company believes the remaining expenditures will be adequate to meet the strategic objectives of its two core businesses.

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

      The Company believes that its subsidiaries own or have the right to use the proprietary technology and other intellectual property necessary to their operations. Except as noted above, the Company does not believe that its success is materially dependent on the existence or duration of any individual patent, trademark or license or related group of patents, trademarks or licenses. The developmental businesses also hold several patents and patent applications and licenses related to their businesses and technology development pursuits.

Environmental Matters

      The Company's operations are subject to all federal, state and local environmental, health and safety laws and regulations and, in a few instances, foreign laws, that regulate health and safety matters and the discharge of materials into air, land and water, and govern the handling and disposal of solid and hazardous wastes. The Company believes it is in substantial compliance with applicable environmental and health and safety laws and regulations and does not believe that costs of compliance with these laws and regulations will have a material effect upon its capital expenditures, earnings or competitive position.

     Coors Ceramics has received a demand for payment arising out of contamination of a semiconductor manufacturing facility formerly owned by a subsidiary of Coors Ceramics, Coors Components, Inc. (CCI). Colorado State environmental authorities are seeking clean up of soil and ground water contamination from a subsequent owner. Coors Ceramics sold CCI in 1987. Coors Ceramics believes that the contamination occurred prior to Coors Ceramics' ownership of CCI and there are possible off site sources of contamination. Although Coors Ceramics does not believe it has any responsibility for the contamination or the cleanup, and is seeking indemnification from the party from whom it acquired the property, Coors Ceramics is participating in mediation and discussions relating to appropriate remediation.

      Coors Ceramics has received a Unilateral Administrative Order issued by the Environmental Protection Agency (EPA) relating to the Rocky Flats Industrial Park (RFIP) site and is participating with the RFIP group to perform an Engineering Evaluation/Cost Analysis on the property. The RFIP group is attempting to allocate costs for groundwater cleanup, but as of yet, there is no estimate of this cost.

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

      The Clean Air Act Amendments of 1990 (CAAA) establish new permitting requirements. Regulations promulgated and continuing to be promulgated under Title V and Title III of the CAAA required the Company to apply for new permits at several of its facilities during 1996 and 1997. The Company's subsidiaries continue to address the requirements under these regulations and, until the permitting process is complete, the full economic impact of these regulations cannot be determined.

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

Year 2000

     Management has initiated an enterprise-wide program to prepare the Company's computer and manufacturing systems and applications for the year 2000. The Company expects to incur internal staff costs as well as consulting and other expenses related to the year 2000 project. At this point, the Company is not able to determine the estimated cost for its year 2000 project and, if unresolved, whether the year 2000 issue will have a material impact on the operations of the Company.


Employees

      As  of  March 1, 1998, the Company had approximately  5,600 full-time employees. Management considers its employee relations to be good.


ITEM 2.  PROPERTIES

     The Company believes that its facilities are well maintained and suitable for their respective operations. The table below lists the Company's plants and most other physical properties and their locations and general character:

Facility             Location                           Character

ACX Technologies:
Company Headquarters Golden, Colorado

Coors Ceramics:
Manufacturing        Benton, Arkansas(1)                Ceramic Products
Manufacturing        Milpitas, California(2)            Ceramic Products
Manufacturing        Grand Junction, Colorado           Ceramic Products
Manufacturing        Chattanooga, Tennessee             Ceramic Packages
Manufacturing        Hillsboro, Oregon                  Ceramic Products
Manufacturing        Lawrence, Pennsylvania(2)          Ceramic Products
Manufacturing        Norman, Oklahoma                   Ceramic Products
Manufacturing        Oklahoma City, Oklahoma(5)         Ceramic Products
Manufacturing        Glenrothes, Scotland(5)            Ceramic Products
Manufacturing        Oak Ridge, Tennessee(3)            Ceramic Products
Manufacturing        Austin, Texas(2)                   Ceramic Products
Manufacturing        Odessa, Texas                      Ceramic Products
Manufacturing        El Segundo, California(2)          Fluoropolymer Products
Manufacturing and    Golden, Colorado(4)                Ceramic Products
  Company Offices

Graphic Packaging:
Manufacturing        Boulder, Colorado(2)               Folding Carton/Labels
Manufacturing        Lawrenceburg, Tennessee            Folding Carton
Manufacturing        Richmond, Virginia                 Folding Carton
Manufacturing        Bow, New Hampshire                 Folding Carton
Manufacturing        Centralia, Illinois                Folding Carton
Manufacturing        Ft. Smith, Arkansas                Folding Carton
Manufacturin         Mitchell, South Dakota             Folding Carton
Manufacturing        Lumberton, North Carolina          Folding Carton
Manufacturing        Saratoga, New York                 Folding Carton
Manufacturing        Golden, Colorado                   Labels
Manufacturing        Malvern, Pennsylvania              Flexible Packaging
Manufacturing        Franklin, Ohio                     Flexible Packaging
Manufacturing        Richmond, British Columbia(2)      Flexible Packaging
Manufacturing        Winnipeg, Manitoba                 Flexible Packaging
Manufacturing        Mississauga, Ontario(2)            Flexible Packaging
Manufacturing        Charlotte, North Carolina          Flexible Packaging
Company Offices      Golden, Colorado(2)
                     Huntersville, North Carolina(2)
                     Bow, New Hampshire

Britton Group Plastics Division(6):
Manufacturing        Winsford, Cheshire, England        Polyethylene extruding
Manufacturing        Louth, Lincolnshire, England (1)   Polyethylene extruding
Manufacturing        Letchworth, Herts, England         Polyethylene extruding
Manufacturing        Hartlepool, Cleveland, England     Polyethylene extruding
Manufacturing        Ilkeston, Derbyshire, England      Polyethylene extruding
Manufacturing        South-on-Sea, Essex, England       Polyethylene extruding
Manufacturing        Enfield, Middlesex, England        Polyethylene extruding
Manufacturing        Bletchley, Milton Keynes, England  Polyethylene extruding
Company Offices      London, England(2)

Developmental Businesses:
Grain Processing
  Plant              Johnstown, Colorado                Refined Starch
Grain Elevator       Johnstown, Colorado                Corn Handling and
                                                          Storage
Research Facilities  Johnstown, Colorado                Research and Pilot
                                                          Operations
Research Facilities  Golden, Colorado                   Research and Pilot
                                                          Operations
Integration and
  Distribution       Scottsdale, Arizona                Solar Panel Integration
                                                          and Distribution
Manufacturing        Safford, Arizona(2)                Solar Panel Distribution
Manufacturing        La Rioja, Argentina                Solar Panel
                                                          Manufacturing
Integration and
  Distribution       Buenos Aires, Argentina            Solar Panel Distribution
Company Offices      Golden, Colorado(2)


(1)  Two facilities.
(2)  Leased facilities.
(3)  Three facilities, one of which is leased.
(4)  Four facilities, one of which is leased.
(5)  Two facilities, one of which is leased.
(6)  Management has decided to sell this division.

      The operating facilities of the Company are not constrained by capacity issues.


ITEM 3.  LEGAL PROCEEDINGS

       In the ordinary course of business, the Company's subsidiaries are subject to various pending claims, lawsuits and contingent liabilities, including claims by current or former employees relating to employment, sexual harassment, or termination. In addition, the Company brought suit in December 1996 in Colorado state court relating to a fixed-price construction contract dispute in which a counterclaim has been filed. In each of these cases, the Company is denying the allegations made against it and is vigorously defending against them. The Company does not believe that disposition of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations. For specific information regarding environmental legal proceedings, see "Environmental Matters."

      In 1996 several current and former employees of a defense equipment manufacturer and their spouses brought a lawsuit against Coors Ceramics and a beryllium supplier alleging that they contracted chronic beryllium disease from products supplied by Coors Ceramics and the beryllium supplier. After exchange of information, plaintiffs dismissed Coors Ceramics from the suit.

      In January 1997, Golden Technologies and several suppliers of high fructose corn syrup were sued in the U.S. District Court for the District of Oregon by a candy company claiming violation of federal and state antitrust laws in sales of corn syrup. Golden Technologies was only an occasional and minor supplier to the plaintiff. The case was transferred for pre trial proceedings only to the U.S. District Court for Central Illinois as part of an existing consolidated class action. Golden Technologies is vigorously defending against these allegations, and, after the close of discovery in May 1998, if plaintiff does not voluntarily dismiss Golden Technologies, Golden Technologies intends to move for summary judgment.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1997.


                             PART II

ITEM 5.   MARKET  FOR THE REGISTRANT'S COMMON STOCK  AND  RELATED
          STOCKHOLDER MATTERS

      The  Company's common stock is currently quoted on the  New
York  Stock Exchange under the symbol ACX.  The range of the high and  low sales price per share for each quarter of 1997 and  1996 were as follows:

Market Price              1997                       1996
                  ----------------------     ---------------------
                  High          Low          High          Low
                  ---------     --------     -------       -------
First Quarter     $19 7/8       $17 3/4      $18 1/4       $14 5/8
Second Quarter    $22 11/16     $17 3/4      $22           $17 1/2
Third Quarter     $27 3/8       $22 5/8      $20 1/2       $16 3/8
Fourth Quarter    $27 1/4       $24 7/16     $20           $16 7/8

     During 1997 and 1996, no dividends were paid by the Company. At this time, the Company anticipates that it will retain any earnings and that the Company will not pay dividends to its shareholders in the foreseeable future. Also, the Company's credit facilities require maintenance of certain financial ratios that may affect its ability to pay dividends.

       On   March   1,  1998,  there  were  approximately   2,665
shareholders of record of the Company's common stock.


ITEM 6.  SELECTED FINANCIAL DATA

                             Financial Highlights - Five Year Overview

In thousands, except per
share and ratio data        1997      1996     1995      1994      1993
                          --------  --------  --------  --------  --------
Summary of Operations

Net sales                 $731,085  $712,380  $660,853  $578,705  $513,037
                          --------  --------  --------  --------  --------

Gross profit              $178,611  $156,525  $152,824  $120,172  $ 98,689

Marketing, general and
   administrative         $ 91,632  $ 77,947  $ 75,071  $ 67,311  $ 60,886
Research and development    15,558    15,300    16,312    14,410    13,499
Asset impairment and
   restructuring charges    21,880    34,642     2,735       ---       ---
                          --------  --------  --------  --------  --------
Operating income          $ 49,541  $ 28,636  $ 58,706  $ 38,451  $ 24,304
                          --------  --------  --------  --------  --------
Income from continuing
   operations             $ 27,716  $ 11,409  $ 31,247  $ 19,683  $ 13,014
                          --------  --------  --------  --------  --------
Per basic share of
  common stock:[c]
  Continuing operations      $0.99     $0.41     $1.17     $0.75     $0.51
  Net income (loss)          $0.99    ($3.30)    $0.89     $0.76     $0.49

Per diluted share of
  common stock:[c]
  Continuing operations[a]   $0.96     $0.40     $1.14     $0.74     $0.51
  Net income (loss)[a,b]     $0.96    ($3.23)    $0.87     $0.75     $0.49



Financial Position

Working capital           $158,551  $154,626  $168,801  $146,678   $51,845
Total assets              $701,196  $676,692  $785,486  $760,290  $656,217
Short-term debt                ---       ---       ---    $3,600   $71,000
Long-term debt            $100,000  $100,000  $100,000  $108,295       ---
Shareholders' equity      $430,531  $397,903  $488,374  $457,454  $418,602



Other Information

Total debt to
  capitalization             18.8%     20.1%     17.0%     19.7%     14.5%
Net book value per share
  of common stock           $15.17    $14.24    $18.14    $17.19    $16.32


[a] Asset impairment and restructuring charges resulted in a loss per diluted share impact of $0.47, $0.81 and $0.06 in 1997, 1996, and 1995, respectively.

[b] During 1996 the Company discontinued the operations of Golden Aluminum Company. The income (loss) per diluted share for Golden Aluminum was $(3.63), $(0.27), $0.01, and $(0.02) for
1996, 1995, 1994 and 1993, respectively.

[c] All earnings per share data have been restated in accordance with Statement of Financial Accounting Standards No.
128, "Earnings per Share."



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General Overview

      ACX Technologies, Inc. (the Company), together with its subsidiaries, is a diversified, value added manufacturing organization focused on pioneering differentiated customer solutions. Two business segments compose the majority of the Company's results from operations: the ceramics business, operated through Coors Ceramics Company (Coors Ceramics), and the packaging business, operated through Graphic Packaging Corporation (Graphic Packaging).

      Coors Ceramics develops, manufactures and sells advanced technical ceramic products and other engineered materials across a wide range of product lines for a variety of custom applications. Coors Ceramics, which has been in business for more than 77 years, is the largest U.S.-owned, independent manufacturer of advanced technical ceramics. As part of its strategy to broaden its material base, Coors Ceramics acquired Tetrafluor, Inc. (Tetrafluor) in 1997. Tetrafluor manufactures Teflonr fluoropolymer sealing systems and components for use in aerospace, industrial and transportation industries. The majority of Coors Ceramics' 1997 sales were to the petrochemical, power generation and mining, semiconductor equipment, automotive, telecommunications and pulp and paper industries.

      Graphic Packaging manufactures both folding carton and flexible packages and participates in the beverage, detergent, cereal, tobacco, pet food, confection and personal care markets. In 1996, Graphic Packaging acquired Gravure Packaging, Inc. (Gravure) located in Richmond, Virginia. In January 1998, the Company acquired control of Britton Group plc (Britton) pursuant to a cash tender offer. Britton is an international packaging group operating through two principal divisions: folding cartons and plastics. The folding cartons division, Universal Packaging Corporation (Universal Packaging), is a non-integrated manufacturer of folding cartons in the United States, with capabilities in design, printing and manufacturing of multicolor folding cartons. The plastics division of Britton includes the extrusion, conversion and printing of polyethylene into films and bags for industrial customers. The results of the folding cartons division will be reflected in the accounts of the Company beginning January 14, 1998. The plastics division will be accounted for as a discontinued operation based on management's decision to sell this business.

     In addition to the primary operating businesses, the Company owns technology-based developmental businesses operated through Golden Technologies Company, Inc. (Golden Technologies). Golden Technologies' focus is on assembling and distributing solar electric systems, serving as general partner for a real estate development partnership, and developing biodegradable plastics, for which the Company is seeking a strategic financial partner. Additionally, the historical results for the developmental businesses include the operations of a corn-wet milling facility that produced high-fructose corn syrup and refined corn starch. In 1997, the Company exited the high-fructose corn syrup business due to rising corn costs and excess high-fructose corn syrup supply. Effective March 31, 1997, the operations at the corn-wet milling facility were converted to producing corn starch only.

      This financial review presents the Company's operating results for each of the three years in the period ended December 31, 1997, and its financial condition at December 31, 1997 and
1996. This review should be read in connection with the information presented in the Consolidated Financial Statements and the related notes thereto.

Discontinued Operations

     In 1996, the Board of Directors adopted a plan to dispose of the Company's aluminum rigid container sheet business operated by Golden Aluminum Company (Golden Aluminum). In conjunction with this decision, the Company recorded pretax charges of $155.0 million for anticipated losses upon the disposition and estimated operating losses of the business through the disposition date. In March of 1997, the sale of Golden Aluminum was completed for $70.0 million, of which $10.0 million was paid at closing and
$60.0 million is due within two years. In accordance with the purchase agreement, the purchaser has the right to return the property, plant and equipment back to the Company during the two-year period in discharge of the $60.0 million obligation. The initial payment of $10.0 million is non-refundable.

      The historical operating results and the estimated loss on the sale of this business have been segregated as discontinued operations on the accompanying Consolidated Income Statement for all periods presented. The assets and liabilities of Golden Aluminum which were held for sale as of December 31, 1996 have been separately identified on the Consolidated Balance Sheet as net current or noncurrent assets of discontinued operations. The current assets consist primarily of accounts receivable and inventory, partially offset by accounts payable. The noncurrent assets are composed of the fixed assets of Golden Aluminum. Substantially all the assets of Golden Aluminum have been sold as of December 31, 1997.

      Discontinued  operations have not been  segregated  on  the
Consolidated   Statement   of  Cash  Flows.    Accordingly,   the
Consolidated Statement of Cash Flows includes sources and uses of cash for Golden Aluminum.

Results from Continuing Operations

     Consolidated

     Net sales for 1997 were $731.1 million, an increase of $18.7 million, or 2.6%, over 1996 net sales of $712.4 million. Solid sales growth of 10.3% at Coors Ceramics and 5.4% at Graphic Packaging contributed to this consolidated increase and resulted in net sales records for both companies. Partially offsetting these increases was a 31.7% decrease in net sales at Golden Technologies, which is no longer producing or selling high-fructose corn syrup. Net sales for 1996 of $712.4 million increased 7.8% over 1995 net sales of $660.9 million. The Company's sales growth for 1996 benefited from the Gravure acquisition by Graphic Packaging in March of 1996. Coors Ceramics' sales also grew in 1996, primarily due to internally generated sales opportunities.

     Net sales to Coors Brewing Company (Coors Brewing) consisted of packaging products and refined corn starch and accounted for 15.5%, 16.7% and 19.0% of 1997, 1996 and 1995 total revenues, respectively. The Company continues to pursue new markets and customers in an effort to be less dependent upon Coors Brewing. The Company's acquisition of Britton advances this strategy.

      The Company had 1997 export sales, primarily to Western European, Canadian and Asian markets, of $82.1 million, or 11.2% of total net sales. This compares to export sales of $77.2 million, or 10.8% of total sales, in 1996. In 1995, export sales accounted for $67.8 million, or 10.3% of total net sales.

      Future years' sales growth is expected to be solid in both the ceramics and packaging businesses, fostered by the pursuit of niche acquisitions, additional base business revenues and the strength of relationships with existing customers for their future needs. Golden Technologies will focus its efforts on the solar electric distribution business, with modest increases in sales expected over the next few years.

      Consolidated gross margin (gross profit as a percentage of net sales) was 24.4%, 22.0% and 23.1% for 1997, 1996 and 1995, respectively. Gross margin improved at Graphic Packaging during 1997, 1996 and 1995 due to increased sales volumes, productivity gains, operating efficiencies and the Gravure acquisition. Partially offsetting these gains, Coors Ceramics experienced slight declines in margins in 1997, primarily due to lower margins on certain sales resulting from currency influenced price competition. Downturns in Coors Ceramics' telecommunication and semiconductor businesses contributed to the lower consolidated gross margins in 1996. During 1996, Golden Technologies impacted consolidated margins when corn syrup prices fell sharply, while the Company's decision to exit the corn syrup business in February 1997 resulted in improved margins for 1997.

      Marketing,  general and administrative expenses  for  1997,
1996 and 1995 were $91.6 million, $77.9 million and $75.1 million, which represented 12.5%, 10.9% and 11.4% of net sales, respectively. The increase in 1997 is attributable to the inclusion of a full year of expenses for the solar electric businesses acquired in November 1996.

      Research and development costs increased slightly to $15.6 million in 1997 from $15.3 million in 1996. The 1996 research and development expenses represented a decrease of $1.0 million from 1995 expense of $16.3 million. Changes in research and development expenses are attributable primarily to changes in activity levels at Golden Technologies. Golden Technologies will focus its future efforts on the solar electric distribution business and anticipates a decline in future research and development expenses.


Operating Income from
Continuing Operations by Segment
(In millions)
                                       1997    1996    1995
                                     ------  ------  ------
Coors Ceramics                        $48.2   $44.2   $47.4
Graphic Packaging before
   restructuring charges               44.8    41.0    34.5
Golden Technologies before
   asset impairment and
   restructuring charges              (11.4)  (13.8)  (11.4)
Corporate                             (10.2)   (8.2)   (9.5)
                                      -----   -----   -----
Operating income before asset
   impairment and
   restructuring charges               71.4    63.2    61.0
Graphic Packaging
   restructuring charges               (2.1)    ---     ---
Golden Technologies asset
   impairment and restructuring
   charges                            (19.8)  (34.6)   (2.3)
                                      -----   -----   -----
Operating income after
  asset impairment and
   restructuring charges              $49.5   $28.6   $58.7
                                      =====   =====   =====


      Consolidated operating income for 1997 excluding asset impairment and restructuring charges grew to $71.4 million, an increase of $8.2 million, or 12.9%, over 1996 operating income before asset impairment and restructuring charges. Record operating income at both Coors Ceramics and Graphic Packaging contributed to this gain. The comparable increase in operating income in 1996 over 1995 was $2.2 million, primarily due to the Gravure acquisition, offset in part by lower operating income at Coors Ceramics resulting from downturns in the telecommunications, semiconductor and data processing industries.

      Asset impairment charges totaled $16.6 million and $32.2 million in 1997 and 1996, respectively. During 1997, the Company adopted a plan to limit future funding and seek a strategic financial partner to work toward commercialization for Golden Technologies' biodegradable polymer project. This decision reduced expected future cash flows for this activity to a level below the carrying value of the manufacturing and intangible assets of this project. In 1996, the Company recorded $32.2 million in asset impairment charges related to the corn-wet milling business and the solar panel manufacturing activity. The assets of the corn-wet milling business became impaired when unfavorable market conditions in the high-fructose corn syrup market reduced selling prices by half and decreased ongoing customer purchase commitments and anticipated future net cash flows. The solar panel manufacturing activity assets became impaired due to a lack of a currently viable market for cadmium telluride solar panels, the lack of an alternative use for panel manufacturing assets and management's new focus on solar electric distribution.

     The  Company  recorded restructuring charges  totaling  $5.3
million  and  $2.4  million in 1997 and 1996, respectively.   The
following   table   summarizes   accruals   related   to    these
restructuring charges:

                                               Corn
                      Golden    Biodegradable  Syrup   Graphic
                   Technologies Polymer Exit   Exit   Packaging
(In millions)       Realignment     Plan       Plan  Headquarters Total
                    ----------   -----------   -----  ----------  -----
1996 restructuring
 charges               $2.4         $---       $---      $---      $2.4

Cash paid              (0.2)         ---        ---       ---      (0.2)

Non-cash expenses      (0.4)         ---        ---       ---      (0.4)
                      -----        -----      -----     -----     -----
Balance,
  December 31, 1996     1.8          ---        ---       ---       1.8

1997 restructuring
  charges               ---          0.9        2.3       2.1       5.3

Cash paid              (1.8)        (0.5)      (1.4)     (0.2)     (3.9)

Non-cash expenses       ---          ---        ---      (0.2)     (0.2)
                      -----        -----      -----     -----     -----
Balance,
 December 31, 1997     $---         $0.4       $0.9      $1.7      $3.0
                      =====        =====      =====     =====     =====

      During 1997, the Company eliminated 40 research and administrative positions and recorded approximately $0.9 million in severance and outplacement costs related to the Golden Technologies' biodegradable polymer project. The Company made cash outlays of approximately $0.5 million related to this plan in 1997. Remaining cash costs of $0.4 million are expected to be paid by mid-1998. The Company anticipates this plan will improve the operating performance of Golden Technologies by eliminating future losses associated with this project.

     Due to significant over capacity and sharp price reductions in the high-fructose corn syrup market, which resulted in operating losses, the Company adopted a plan to exit this business in the first quarter of 1997. As a result, the Company eliminated approximately 70 manufacturing and administrative positions and recorded $2.3 million in severance and other exit costs. During 1997, the Company made approximately $1.4 million in cash outlays related to this plan. The Company expects to complete this restructuring plan and make remaining cash outlays of approximately $0.9 million during 1998.

     In December 1997, the Company recorded a $2.1 million charge related to the closure of the Graphic Packaging corporate offices in Wayne, Pennsylvania. Graphic Packaging has
established  its  new  headquarters in  Golden,  Colorado.   The
closure of the Wayne office resulted in severance and outplacement costs of $1.1 million for approximately 22 administrative employees. During 1997, the Company made cash payments of $0.2 million related to this plan. The Company expects to complete this plan and make the remaining cash outlays of $1.7 million in the first quarter of 1998. This action is expected to result in annual savings of approximately $2.0 million, primarily through reduced rent expense and state tax savings.

     In the fourth quarter of 1996, certain management realignments were made at Golden Technologies and in the solar electric distribution business resulting in the elimination of 16 administrative positions. Approximately $2.0 million was paid for severance and other exit costs related to this charge. This restructuring was substantially completed in 1997. This plan is expected to improve operating results through reduced employee expenses and improved management coordination.

      Interest expense for 1997, 1996 and 1995 was $8.7 million, $8.2 million and $9.3 million, respectively. The $0.5 million increase in 1997 resulted primarily from lower capitalized interest amounts associated with fewer large capital projects in 1997. The $1.1 million decrease in 1996 pertains to reduced borrowing costs associated with the Company's $125.0 million committed bank facility and fewer short-term borrowings during the year.

      The consolidated effective tax rate for the Company in 1997 was 39.9% compared to 49.1% in 1996 and 39.0% in 1995. The higher tax rate in 1996 compared with 1997 and 1995 resulted from a lower 1996 earnings base, which increased the impact of non-deductible items. In addition, no tax benefit was taken for built-in losses on a subsidiary experiencing tax losses and for capital losses that may not be deductible due to a lack of offsetting capital gains. The Company expects to maintain its effective tax rate for future years at the historical rate of approximately 40.0%.

      Consolidated income from continuing operations improved to $27.7 million in 1997, a $16.3 million improvement over $11.4 million of income from continuing operations for 1996. Excluding asset impairment and restructuring charges discussed earlier, income from continuing operations for 1997 was $41.3 million, or $1.43 per diluted share, compared with $34.2 million, or $1.21 per diluted share, in 1996.

     Coors Ceramics

      Coors Ceramics' net sales for 1997 increased $28.4 million to $304.8 million over 1996 net sales of $276.4 million. This 10.3% increase is primarily attributable to a rebound in the telecommunications, semiconductor and data processing industries and increased sales volumes to the petrochemical industry. The August 1997 acquisition of Tetrafluor, a manufacturer of Teflonr fluoropolymer parts, expanded Coors Ceramics' material base and added $5.8 million in revenue for 1997. In 1996, net sales of $276.4 million increased 2.0% over 1995 net sales of $270.9 million. Improved sales of power tubes, beverage valves, precipitators and pulp and paper industry products accounted for this sales growth, partially offset by downturns in the telecommunications, semiconductor and data processing industries in 1996. Coors Ceramics competes primarily on quality and thus volume, not price, continues to be the catalyst for increases in sales dollars. International sales as a percentage of total net sales decreased slightly in 1997 to 27.0% from 28.9% in 1996 and 28.1% in 1995. The decrease in international sales in 1997 was due to gains in domestic sales, lower sales dollars from some international customers due to currency influenced price competition and weaker demand from certain foreign mining industry customers.

      Operating margins decreased slightly in 1997 to 15.8% compared to 16.0% in 1996 and 17.5% in 1995. The strength of the U.S. dollar compared to certain foreign currencies resulted in increased price competition in some foreign markets. The 1996 margin decline reflected downturns in the semiconductor and telecommunications industries.

       On the strength of sales increases, Coors Ceramics' operating income for 1997 rose $4.0 million, or 9.1%, to a record $48.2 million. Operating income for 1996 of $44.2 million was $3.2 million, or 6.7%, less than the $47.4 million operating income reported in 1995. The lower operating income in 1996 as compared to 1995 resulted from the declines in the semiconductor, telecommunications and data processing industries.

      In 1998, Coors Ceramics will continue its efforts to grow through new product development, expanded market share in its current  product lines and the addition of new materials  to  its product mix. The 1998 outlook is also dependent upon the continued strength of the U.S. and European economies, Coors Ceramics' ability to compete despite the strong U.S. dollar and effective capacity utilization. Additionally, Coors Ceramics is currently evaluating the commercial viability of its C-4 developmental program.

     Graphic Packaging

      Graphic Packaging's net sales for 1997 were $365.1 million, an increase of $18.6 million, or 5.4%, over 1996 net sales of $346.5 million. The increase in net sales for 1997 was a result of additional volume in several markets including confectionery, bakery, snack food and detergent. Net sales for 1996 increased 12.5% over 1995 net sales of $308.1 million, primarily a result of the Gravure acquisition in 1996. In 1997, 1996 and 1995, folding carton sales accounted for 55%, 56% and 50%, respectively, with flexible sales accounting for the balance of the business. Sales to Coors Brewing were approximately 29%, 31% and 37% of Graphic Packaging's net sales for 1997, 1996 and 1995, respectively. In recent years, Graphic Packaging has sought to increase sales to unaffiliated customers to decrease its dependence on Coors Brewing. With the addition of Universal Packaging in 1998, Graphic Packaging expects to continue to further decrease its dependence on Coors Brewing in the future.

      Graphic Packaging's operating income for 1997 was $42.7 million, an increase of $1.6 million, or 3.9%, over 1996 operating income. The increase in 1997 operating income is primarily attributable to additional volume to the confectionery, bakery, snack food and detergent markets, as well as productivity improvements. Partially offsetting the increase in operating income was a $2.1 million fourth quarter 1997 charge related to the closure of Graphic Packaging's headquarters in Pennsylvania. Graphic Packaging's operating income for 1996 was $41.0 million, an increase of $6.5 million, or 18.8%, over 1995 operating income of $34.5 million. The improvement in operating income in 1996 was a result of a combination of increased operating efficiencies, the 1996 Gravure acquisition and a favorable product mix. Operating margin was 11.7%, 11.8% and 11.2% for 1997, 1996 and 1995, respectively. Operating margin improvements in 1997 related to the increased volumes discussed above, offset by the 1997 restructuring charge. Operating margins in 1996 also improved as a result of the increased operating efficiencies, the 1996 Gravure acquisition and a favorable product mix.

      Graphic Packaging continues to focus on commercializing new products and processes to serve existing and new markets, and to pursue acquisitions that complement its existing business. Graphic Packaging believes its strategy of being a value added packaging provider for higher margin markets will continue to sustain its profitable growth into the future. The combination of innovative products, new state-of-the-art facilities and focused acquisitions will continue to support its growth objectives in a highly competitive, consolidating industry.

     Golden Technologies

      Golden Technologies' 1997 net sales were $61.1 million, a decrease of $28.4 million or 31.7% compared to 1996 net sales of $89.5 million. The decrease in sales in 1997 reflects the Company's decision to exit the high-fructose corn syrup business, partially offset by a full year of sales in the solar electric distribution businesses acquired in November 1996. Net sales in 1996 increased $7.6 million compared to 1995 net sales of $81.9 million. The increase in sales in 1996 was attributable to the November 1996 acquisition of the solar electric distribution businesses. The remaining increase was the result of increased selling prices for commodity byproducts of the high-fructose corn syrup operation, offset in part by lower selling prices for fructose.

      Golden Technologies reported an operating loss of $31.2 million in 1997, which included the asset impairment and restructuring charges discussed earlier. Operating losses for 1996 were $48.4 million, including $34.6 million in asset impairment and restructuring costs. Excluding the impact of the asset impairment and restructuring charges, Golden Technologies' operating loss decreased 17.4%, or $2.4 million, from $13.8 million in 1996 to $11.4 million in 1997. The 1997 operating results include a full year of results from the solar electric distribution businesses and reflect the elimination of losses associated with the corn syrup business, partially offset by higher research and development expenses at the biodegradable polymer project early in 1997. The 1996 operating loss of $13.8 million represented an increase over the 1995 operating loss of $11.4 million. The 1995 results included approximately $5.0 million of operating income from the corn-wet milling business.

Financial Resources and Liquidity

      ACX Technologies' liquidity is generated from both internal and external sources and is used to fund short-term working capital needs, capital expenditures and acquisitions. Internally generated liquidity is measured by net cash from operations, as discussed below, and working capital. At December 31, 1997, the Company's working capital (excluding the discontinued operation) was $158.2 million with a current ratio of 2.4 to 1.

     During 1997, the Company established an unsecured, $417.0 million, 364-day revolving credit facility for the purpose of funding the Company's acquisition of Britton. Amounts borrowed under this facility bear interest at LIBOR plus a spread that increases over the term of the facility. In addition, the Company pays a commitment fee on the unused portion of the credit line. There were no amounts outstanding at December 31, 1997. Subsequent to December 31, 1997, the Company borrowed $276.0 million under this facility. The Company intends to replace this credit line with permanent long-term financing prior to the expiration date of the facility.

      During 1997, the Company had access to a $125.0 million, multiyear, unsecured revolving credit facility. No borrowings were outstanding under this facility at December 31, 1997 or 1996. The Company currently is negotiating a new $75.0 million credit facility to replace this line of credit which was cancelled by the Company in January 1998.

      In March of 1997, the Company completed the sale of Golden Aluminum. This sale generated $10.0 million in cash at closing and is expected to generate an additional $60.0 million in cash within two years if the buyer does not return Golden Aluminum to the Company as permitted by the purchase agreement. The working capital of Golden Aluminum, which was not part of the sale agreement, was liquidated in 1997.

      As shown in the Consolidated Statement of Cash Flows, net cash provided by operations was $117.4 million, $46.2 million and $97.2 million for 1997, 1996 and 1995, respectively. The increase between 1996 and 1997 resulted primarily from the liquidation of the working capital of Golden Aluminum. The decrease from 1995 to 1996 was primarily attributable to increased losses experienced in discontinued operations as well as declines in accounts payable.

      During 1997, 1996 and 1995, net cash from operations was used to fund capital requirements and acquisitions. Over this three-year period, total capital expenditures for the Company, excluding corporate, were $172.9 million, as follows:

(In millions)                  1997    1996    1995
                              -----   -----   -----
Coors Ceramics                $28.8   $30.3   $25.1
Graphic Packaging              18.0    13.3    20.1
Golden Technologies             9.1    12.6     7.4
Golden Aluminum -
  discontinued in 1996          ---     1.0     7.2
                              -----   -----   -----
                              $55.9   $57.2   $59.8
                              =====   =====   =====

     Consolidated capital spending during 1997 has been primarily for technological upgrades to machinery and equipment and related computer systems as well as costs associated with facility expansions and reconfigurations. The Company expects its capital expenditures for 1998 to be between $70.0 million and $80.0 million, primarily at Coors Ceramics and Graphic Packaging. Coors Ceramics has planned facility expansions and ongoing equipment upgrades. Graphic Packaging's 1998 capital budget, which includes expenditures for Universal Packaging, will be used for performance improvements to existing equipment and increased capacity for growing markets. Golden Technologies will not have significant capital expenditures in 1998.

      Acquisitions during 1997 utilized $44.7 million in cash, primarily for the acquisition of Tetrafluor and the fourth quarter purchase of approximately $28.9 million in Britton stock in anticipation of the January 1998 acquisition. A future strategy of the Company is to pursue value added acquisitions that provide growth and synergies with the base businesses.

       The Company currently expects that cash flows from operations, the sale of certain assets and borrowings under its credit facilities will be adequate to meet the Company's needs for working capital, temporary financing for capital expenditures and acquisitions.

      The impact of inflation on the Company's financial position and results of operations has been minimal and is not expected to adversely affect future results.

Environmental

     Coors Ceramics has received a demand for payment arising out of contamination of a semiconductor manufacturing facility formerly owned by a subsidiary of Coors Ceramics, Coors Components, Inc. (CCI). Colorado State environmental authorities are seeking clean up of soil and ground water contamination from a subsequent owner. Coors Ceramics sold CCI in 1987. Coors Ceramics believes that the contamination occurred prior to Coors Ceramics' ownership of CCI and there are possible off site sources of contamination. Although Coors Ceramics does not believe it has any responsibility for the contamination or the cleanup and is seeking indemnification from the party from whom it acquired the property, Coors Ceramics is participating in mediation and discussions relating to appropriate remediation.

     Coors Ceramics has received a Unilateral Administrative Order issued by the Environmental Protection Agency (EPA) relating to the Rocky Flats Industrial Park (RFIP) site and is participating with the RFIP group to perform an Engineering Evaluation/Cost Analysis on the property. The RFIP group is attempting to allocate costs for groundwater cleanup, but as of yet there is no estimate of this cost.

     The Company has received requests from the EPA for information related to other disposal sites, however, the Company believes its potential liability is minimal. In addition, the Company seeks to proactively take steps to decrease its potential for environmental liabilities, and has remediated potential sites and taken actions to avoid using hazardous substances.

Year 2000

     Management has initiated an enterprise-wide program to prepare the Company's computer and manufacturing systems and applications for the year 2000. The Company expects to incur internal staff costs as well as consulting and other expenses related to the year 2000 project. At this point, the Company is not able to determine the estimated cost for its year 2000 project and, if unresolved, whether the year 2000 issue will have a material impact on the operations of the Company.

Factors That May Affect Future Results

      Certain statements in this document constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of ACX Technologies to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, 1) continued growth is dependent upon general economic conditions, such as the position of the U.S. dollar in relation to other currencies; 2) continued growth is also dependent upon business conditions remaining stable, or growing, within the Company's chosen markets and without losing any major customers; 3) the Company's ability to develop new products is exposed to the availability of alternative materials such as metal or plastic; 4) the addition of new materials to the product mix is dependent upon identifying viable acquisition opportunities; 5) the Company's ability to continue to provide innovative technology is dependent upon maintaining certain patents and trademarks and engineering expertise; 6) the adoption of practices at Universal Packaging is dependent upon the Company's ability to maximize efficiencies with equipment, sales, purchasing and employees, and the Company's ability to successfully merge two corporate cultures; and 7) the elimination of future losses at Golden Technologies is dependent upon management's ability to execute its exit strategies.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Financial Statements


  Consolidated Financial Statements:                      Page(s)

     Report of Independent Accountants                    27

     Consolidated Income Statement for the years
            ended December 31, 1997, 1996 and 1995        28-29

     Consolidated Balance Sheet at December 31, 1997
            and December 31, 1996                         30-31

     Consolidated Statement of Cash Flows for the years
            ended December 31, 1997, 1996 and 1995        32

     Consolidated Statement of Shareholders' Equity
            for the years ended December 31, 1997,
            1996 and 1995                                 33

     Notes to Consolidated Financial Statements           34-50

     Schedule II - Valuation and Qualifying Accounts
            for the years ended December 31, 1997,
            1996 and 1995                                 51




REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of ACX Technologies, Inc.


     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ACX Technologies, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP
Denver, Colorado
February 12, 1998




MANAGEMENT'S REPORT TO SHAREHOLDERS

Management is responsible for the preparation, integrity and objectivity of the financial statements and all other financial information included in this report. The financial statements have been prepared in accordance with generally accepted accounting principles. Where necessary, the amounts may reflect estimates based on management's best judgment. Management believes that all material uncertainties have been appropriately accounted for and disclosed.

Management has established and maintains a system of accounting procedures and related internal controls designed to provide reasonable assurance regarding the safeguarding of assets against loss and the reliability of the preparation and presentation of its financial statements.

On  the  recommendation of management, Price Waterhouse  LLP  was selected  by  the  Board  of Directors to conduct  an  objective,
independent audit of the consolidated financial statements.   The
opinion of the independent accountants is shown above.

The Board of Directors, operating through its Audit Committee composed of outside directors, monitors the Company's accounting control systems and reviews the results of the auditing activities. The Audit Committee meets regularly, either separately or jointly, with representatives of management, Price Waterhouse LLP and the Company's internal auditors. To ensure complete independence, Price Waterhouse LLP and the Company's internal auditors have full and free access to the Audit Committee and may meet with or without the presence of management.


JED J. BURNHAM                           BETH A. PARISH
Chief Financial Officer                  Controller and Principal
   and Treasurer                            Accounting Officer




                     ACX TECHNOLOGIES, INC.
                  CONSOLIDATED INCOME STATEMENT
              (In thousands, except per share data)

                                       Years Ended December 31,
                                      1997        1996      1995
                                    --------    --------   --------
Sales                               $617,762    $593,493   $535,419
Sales to Coors Brewing               113,323     118,887    125,434
                                    --------    --------   --------
Total sales                          731,085     712,380    660,853

Costs and expenses:
  Cost of goods sold                 552,474     555,855    508,029
  Marketing, general and
     administrative                   91,632      77,947     75,071
  Research and development            15,558      15,300     16,312
  Asset impairment and
     restructuring charges            21,880      34,642      2,735
                                    --------    --------   --------
    Total operating expenses         681,544     683,744    602,147
                                    --------    --------   --------
Operating income                      49,541      28,636     58,706

Other income (expense):
  Interest expense                    (8,666)     (8,177)    (9,306)
  Interest income                      5,688       1,254      1,395
  Miscellaneous - net                   (447)        696        452
                                     -------     -------    -------
    Total other expense               (3,425)     (6,227)    (7,459)

Income from continuing operations     46,116      22,409     51,247
  operations before income taxes

Income tax expense                    18,400      11,000     20,000
                                     -------     -------    -------
Income from continuing
   operations                         27,716      11,409     31,247
                                     -------     -------    -------
Discontinued operations:
Loss from discontinued
   operations of Golden
   Aluminum Company                      ---      (5,033)    (7,376)
Loss on disposal of Golden
   Aluminum Company                      ---     (98,400)       ---
                                     -------    --------    -------
Net income (loss)                    $27,716    ($92,024)   $23,871
                                     =======    ========    =======

Net income (loss) per basic
   share of common stock:

     Continuing operations             $0.99       $0.41      $1.17

     Discontinued operations             ---       (3.71)     (0.28)
                                     -------     -------    -------
Net income (loss) per basic share      $0.99      ($3.30)     $0.89
                                     =======     =======    =======

Weighted avg. shares
   outstanding - basic                28,118      27,899     26,791
                                     =======     =======    =======

Net income (loss) per diluted
   share of common stock:

     Continuing operations             $0.96       $0.40      $1.14

     Discontinued operations             ---       (3.63)     (0.27)
                                     -------     -------    -------

Net income (loss) per diluted
   share                               $0.96      ($3.23)     $0.87
                                     =======     =======    =======

Weighted avg. shares
   outstanding - diluted              28,885      28,503     27,383
                                     =======     =======    =======

See Notes to Consolidated Financial Statements



                     ACX TECHNOLOGIES, INC.
                   CONSOLIDATED BALANCE SHEET
                         (In thousands)

                                             December 31,
                                           1997        1996
                                        --------   --------
ASSETS
Current assets
  Cash and cash equivalents              $49,355    $15,671
  Accounts receivable, less
    allowance for doubtful
    accounts of $3,101 in 1997
    and $2,085 in 1996                    77,276     68,840
  Accounts receivable from Coors
    Brewing                                4,083      3,046
  Inventories                            113,792    101,520
  Deferred income taxes                   10,946     18,218
  Other assets                            14,188     11,571
  Net current assets of
    discontinued operations                  372     53,052
                                        --------   --------
    Total current assets                 270,012    271,918
                                        --------   --------

Properties, net                          249,624    244,615
Notes receivable                          56,549        ---
Goodwill, net                             56,883     46,799
Other assets                              68,128     49,860
Noncurrent assets of
   discontinued operations                   ---     63,500
                                        --------   --------
Total assets                            $701,196   $676,692
                                        ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                       $40,743    $33,021
  Accounts payable to Coors Brewing        2,557        753
  Accrued compensation                    24,571     24,963
  Taxes other than income                  5,214      7,598
  Accrued expenses and other
    liabilities                           38,376     50,957
                                        --------   --------
  Total current liabilities              111,461    117,292

Long-term debt                           100,000    100,000
Accrued postretirement benefits           27,453     27,890
Other long-term liabilities               18,838     19,002
                                        --------   --------
  Total liabilities                      257,752    264,184

Minority interest                         12,913     14,605

Shareholders' equity
Preferred stock, non-voting,
  $0.01 par value, 20,000,000
  shares authorized and no
  shares issued or outstanding               ---        ---
Common stock, $0.01 par value,
  100,000,000 shares
  authorized and 28,373,000
  and 27,934,000 issued and
  outstanding at December 31,
  1997, and December 31, 1996                284        279
Paid-in capital                          451,336    443,302
Accumulated deficit                      (19,555)   (47,271)
Cumulative translation adjustment
   and other                              (1,534)     1,593
                                        --------   --------
  Total shareholders' equity             430,531    397,903
                                        --------   --------
Total liabilities and
   shareholders' equity                 $701,196   $676,692
                                        ========   ========

See Notes to Consolidated Financial Statements



                     ACX TECHNOLOGIES, INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In thousands)

                                          Years Ended December 31,
                                           1997      1996      1995
                                         -------  --------   -------
Cash flows from operating activities:
 Net income (loss)                       $27,716  ($92,024)  $23,871
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Loss on disposal of discontinued
     operations, net of tax                  ---    98,400      ---
   Asset impairment and restructuring
     charges                              21,880    34,642    2,735
   Depreciation and amortization          42,663    49,523   49,857
   Change in deferred income taxes        12,335    (6,058)     731
   Change in accrued postretirement
     benefits                               (437)      882    1,309
   (Gain)loss on sale of properties         (391)       98     (476)
   Change in current assets and
     liabilities, net of effects
     from acquisitions
     Accounts receivable                  11,603    10,882    5,343
     Inventories                          17,769    (2,893)     272
     Other assets                          7,349    (3,855)   8,549
     Accounts payable                     (1,462)  (13,561)   5,330
     Accured expenses and
       other liabilities                 (21,792)  (31,656)     (21)
   Change in deferred items               (1,408)    1,939     (121)
   Other                                   1,587      (161)    (195)
                                         -------   -------   ------
   Net cash provided by
     operating activities                117,412    46,158   97,184
                                         -------   -------   ------

Cash flows from investing
  activities:
  Additions to properties                (56,213)  (57,526) (60,027)
  Acquisitions, net of cash acquired     (44,718)  (34,313)     ---
  Proceeds from sales of properties       13,594     8,764   13,253
  Other                                   (4,283)   (1,250)    (199)
                                         -------   -------  -------
    Net cash used in
      investing activities               (91,620)  (84,325) (46,973)
                                         -------   -------  -------

Cash flows from financing activities:
  Stock option exercises and other         7,892     1,152    4,593
  Payments on long-term debt                 ---       ---   (8,295)
  Payments on short-term borrowings          ---       ---   (3,600)
                                         -------   -------  -------
    Net cash provided (used)
      by financing activities              7,892     1,152   (7,302)
                                         -------   -------  -------

Cash and cash equivalents:
  Net increase (decrease) in
    cash and cash equivalents             33,684   (37,015)  42,909
Balance at beginning of year              15,671    52,686    9,777
                                         -------   -------  -------
Balance at end of year                   $49,355   $15,671  $52,686
                                         =======   =======  =======

See Notes to Consolidated Financial Statements




                       ACX TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                          (In thousands)

                                                Retained
                             Common   Paid-in   Earnings
                              Stock   Capital  (Deficit)   Other     Total
                             ------  --------  ---------   -----   --------
Balance at December 31, 1994   $133  $435,817    $21,716    ($212) $457,454

Exercise of stock options         1     3,246        ---      ---     3,247
Tax benefit of option
  exercise                      ---       875        ---      ---       875
Issuance of common stock        ---     1,417        ---      ---     1,417
Stock split                     135      (135)       ---      ---       ---
Net income                      ---       ---     23,871      ---    23,871
Cumulative translation
  adjustment and other          ---       ---        ---    1,510     1,510
                             ------  --------  ---------   ------   -------
Balance at December 31, 1995    269   441,220     45,587    1,298   488,374


Exercise of stock options       ---       308        ---      ---       308
Tax benefit of option
   exercise                     ---        48        ---      ---        48
Issuance of common stock         10     1,726        ---      ---     1,736
Net loss                        ---       ---    (92,024)     ---   (92,024)
Cumulative translation
  adjustment and other          ---       ---       (834)     295      (539)
                             ------  --------  ---------   ------   -------
Balance at December 31, 1996    279   443,302    (47,271)   1,593   397,903


Exercise of stock options         4     5,168        ---      ---     5,172
Tax benefit of option
   exercise                     ---     1,359        ---      ---     1,359
Issuance of common stock          1     1,507        ---      ---     1,508
Net income                      ---       ---     27,716      ---    27,716
Cumulative translation
   adjustment and other         ---       ---        ---   (3,127)   (3,127)
                             ------  --------  ---------  -------  --------
Balance at December 31, 1997   $284  $451,336   ($19,555) ($1,534) $430,531
                             ======  ========  =========  =======  ========

See Notes to Consolidated Financial Statements




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

     Nature of Operations: The operations of ACX Technologies, Inc. (the Company) include two primary business segments: Coors Ceramics Company (Coors Ceramics) and Graphic Packaging Corporation (Graphic Packaging). Coors Ceramics develops, manufactures and sells advanced technical ceramic products across a wide range of product lines for a variety of applications. The majority of Coors Ceramics' 1997 sales were to the petrochemical, power generation and mining, semiconductor equipment, automotive, telecommunications and pulp and paper industries.

      Graphic Packaging develops and sells value added paperboard folding cartons and flexible packaging products. Primary folding carton products include cartons for the beverage, concentrated detergent, bar soap and cereal markets. The end uses for Graphic Packaging's flexible packaging products are principally pet foods, personal care, beverages, confections and baking/snacks.

      Coors Ceramics and Graphic Packaging accounted for 42% and 50%, respectively, of 1997 consolidated revenues. In addition, the Company owns technology-based developmental businesses operated through Golden Technologies Company, Inc. (Golden Technologies). The Company's markets include the United States, Western Europe, Canada, South America and the Far East.

      Prior  to  1996,  the  Company operated  a  third  business segment, Golden Aluminum Company (Golden Aluminum), which produced rigid container sheet used in making can lids, tabs and bodies for the beverage and food can industry and other flat-rolled aluminum products used principally in the building industry. In 1996, the Company adopted a plan to dispose of this business and began accounting for Golden Aluminum as a discontinued operation. In March 1997, the sale of Golden Aluminum was completed. (See Note 2.)

     On January 14, 1998, the Company acquired Britton Group plc (Britton) pursuant to a cash tender offer. Britton is an international packaging group operating through two principal divisions: folding cartons and plastics. The folding cartons division, Universal Packaging Corporation (Universal Packaging), is a non-integrated manufacturer of folding cartons in the United States, with capabilities in design, printing and manufacturing of multicolor folding cartons. The plastics division of Britton includes the extrusion, conversion and printing of polyethylene into films and bags for industrial customers. The results of the folding cartons division will be reflected in the accounts of the Company beginning January 14, 1998. The plastics division will be accounted for as a discontinued operation, based on management's decision to sell this business.

       Consolidation:   The  consolidated  financial   statements
include  the  accounts of the Company and its  wholly  owned  and
majority-owned    subsidiaries.    All   material    intercompany
transactions have been eliminated.

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles, using management's best estimates and judgments where appropriate. Significant estimates have been made by management with respect to asset impairment and restructuring charges. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term.

      Revenue Recognition: Revenue is generally recognized when goods are shipped or services are performed.

     Inventories: Inventories are stated at the lower-of-cost or market. Cost is determined by the first-in, first-out (FIFO) method for the majority of inventories. At Graphic Packaging, cost is determined on the last-in, first-out (LIFO) method for certain inventories. For such inventories, FIFO cost, which approximates replacement cost, exceeded LIFO cost by $2.3 million and $2.4 million at December 31, 1997 and 1996, respectively.

     The classification of inventories, in thousands, at December
31, was as follows:

                           1997        1996
                       --------    --------
Finished                $48,607     $46,312
In process               34,754      28,837
Raw materials            30,431      26,371
                       --------    --------
  Total inventories    $113,792    $101,520
                       ========    ========

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

     The cost of properties and related accumulated depreciation, in thousands, at December 31, consisted of the following:

                                        1997           1996
                                    ---------      ---------
Land and improvements               $ 11,161       $ 11,107
Buildings                            100,739         90,136
Machinery and equipment              368,775        342,304
Real estate properties                12,533         10,261
Construction in progress              24,041         25,055
                                    --------       --------
                                     517,249        478,863
Less accumulated depreciation        267,625        234,248
                                    --------       --------
  Net properties                    $249,624       $244,615
                                    ========       ========

      Accelerated depreciation methods are generally used for income tax purposes. Expenditures for new facilities and improvements that substantially extend the capacity or useful life of an asset are capitalized. Ordinary repairs and maintenance are expensed as incurred.

       Impairment   of   Long-Lived   Assets   and   Identifiable
Intangibles: The Company periodically reviews long-lived assets, identifiable intangibles and goodwill for impairment whenever events or changes in business circumstances indicate the carrying amount of the assets may not be fully recoverable. Measurement of the impairment loss is based on fair value of the asset. (See
Note 3.)

      Start-Up  Costs:   Start-up costs  that  are  unrelated  to
construction and associated with manufacturing facilities are expensed as incurred.

       Goodwill and Other Intangibles: Goodwill and other intangibles are amortized on a straight-line basis over the estimated future periods to be benefited (not exceeding 40 years). Goodwill and other intangibles were $71.4 million at
December 31, 1997 and $65.1 million at December 31, 1996, less accumulated amortization of $14.0 million and $14.1 million, respectively.

     Hedging Transactions: The Company periodically enters into forward exchange contracts to hedge transactions and firm commitments denominated in foreign currencies. Gains and losses on foreign exchange contracts are deferred and recognized in the basis of the transaction when completed. The Company also periodically enters into forward, future and option contracts for commodities to hedge its exposure to price fluctuations primarily for raw materials used in the production of corn starch. The gains and losses on qualified hedge contracts are deferred and recognized in cost of goods sold as part of the product cost.

       Statement of Cash Flows: The Company defines cash equivalents as highly liquid investments with original maturities of 90 days or less. The carrying value of the Company's cash equivalents approximates their fair market value. Income taxes paid were $6.0 million, $8.8 million and $13.9 million in 1997, 1996 and 1995, respectively.

      Interest capitalized, expensed and paid, in thousands, for the years ended December 31, were as follows:

                           1997      1996       1995
                         ------    ------    -------
Total interest costs     $9,126    $8,921    $10,381
Interest capitalized       $460      $744     $1,075
Interest expense         $8,666    $8,177     $9,306
Interest paid            $8,536    $9,554     $9,421

      Miscellaneous  -  net:   Income  attributable  to  minority
interests and activity for certain royalty arrangements are included in "Miscellaneous - net" in the Consolidated Income
Statement.

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

     Adoption of New Accounting Standards: Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued in February 1998. This statement revises the disclosure requirements for pensions and other postretirement benefits. This statement is effective for the Company's financial statements for the year ended December 31, 1998 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997. This statement establishes standards for the way public business enterprises report information about operating segments. It also establishes standards for related disclosure about products and services, geographical areas and major customers. This statement is effective for the Company's financial statements for the year ended December 31, 1998 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

     SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997. The statement establishes standards for reporting and display of comprehensive income in financial statements. This statement is effective for the Company's financial statements for the year ended December 31, 1998 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

     SFAS  No.  128, "Earnings per Share," was issued in February
1997.   The Company adopted this new accounting standard in 1997.
(See Note 8.)


Note 2.  Discontinued Aluminum Operations

     In 1996, the Board of Directors adopted a plan to dispose of the Company's aluminum rigid container sheet business operated by Golden Aluminum. In conjunction with this decision, the Company recorded pretax charges of $155 million for anticipated losses upon the disposition and estimated operating losses of the business through the disposition date. In March of 1997, the sale of Golden Aluminum was completed for $70 million, of which $10 million was paid at closing and $60 million is due within two years. In accordance with the purchase agreement, the purchaser has the right to return the property, plant and equipment to the Company during the two-year period in discharge of the $60 million obligation. The initial payment of $10 million is non-refundable.

      The historical operating results and the estimated loss on the sale of this business have been segregated as discontinued operations on the accompanying Consolidated Income Statement for all periods presented. The assets and liabilities of Golden Aluminum which were held for sale at December 31, 1996 have been separately identified on the Consolidated Balance Sheet as net current or noncurrent assets of discontinued operations. The current assets consist primarily of accounts receivable and inventory, partially offset by accounts payable. The noncurrent assets are composed of the fixed assets of Golden Aluminum. Substantially all the assets of Golden Aluminum have been sold as of December 31, 1997.

      Discontinued  operations have not been  segregated  on  the
Consolidated   Statement   of  Cash  Flows.    Accordingly,   the
Consolidated Statement of Cash Flows includes sources and uses of cash for Golden Aluminum.

      Selected financial data for Golden Aluminum for the years ended December 31, in thousands, are summarized as follows:

                                      1997        1996       1995
                                   -------   ---------   --------
Net sales                          $38,995    $168,446   $250,001
                                   =======   =========   ========

Loss from operations before
   income taxes                        ---     ($8,033)  ($10,076)
Income tax benefit                     ---       3,000      2,700
                                   -------   ---------   --------
Loss from operations                   ---      (5,033)    (7,376)

Loss on disposal before
  income taxes                         ---    (124,700)       ---
Loss on operations during
  disposition period
  period before income taxes           ---     (30,300)       ---
Income tax benefit                     ---      56,600        ---
                                   -------   ---------   --------
Net loss                               ---   ($103,433)   ($7,376)
                                   =======   =========   ========

Per basic share of common stock:
    Loss from operations               ---      ($0.18)    ($0.28)
    Loss on disposal                   ---       (3.53)       ---
                                   -------   ---------   --------
Net loss per basic share               ---      ($3.71)    ($0.28)
                                   =======   =========   ========

Per diluted share of common stock:
    Loss from operations               ---      ($0.18)    ($0.27)
    Loss on disposal                   ---       (3.45)       ---
                                   -------   ---------   --------
Net loss per diluted share             ---      ($3.63)    ($0.27)
                                   =======   =========   ========


Note 3.  Asset Impairment and Restructuring Charges

     Asset Impairment Charges

      The Company recorded a total of $16.6 million and $32.2 million in asset impairment charges in 1997 and 1996, respectively. During 1997, Golden Technologies recorded $16.6 million in impairment charges related to its biodegradable polymer project. The manufacturing and intangible assets of this activity became impaired when the Company adopted a plan to limit future funding for this project and seek a strategic financial partner to work toward commercialization. This plan reduced expected future cash flows to a level below the carrying value of these assets.

    In 1996, the Company recorded $32.2 million in asset impairment charges at Golden Technologies. The charges related primarily to the corn-wet milling business and the solar panel manufacturing activity. The assets of the corn-wet milling business became impaired when unfavorable market conditions in the high-fructose corn syrup market reduced selling prices by half and decreased ongoing customer purchase commitments and anticipated future net cash flows. The solar panel manufacturing activity assets became impaired due to the lack of a currently viable market for cadmium telluride solar panels, the lack of an alternative use for panel manufacturing assets and management's new focus on solar electric distribution.

     Restructuring Charges

      The Company recorded $5.3 million and $2.4 million in restructuring charges in 1997 and 1996, respectively. During 1997, the Company eliminated 40 research and administrative positions and recorded approximately $0.9 million in severance and outplacement costs related to the Golden Technologies' biodegradable polymer project. The Company made cash outlays of approximately $0.5 million related to this plan in 1997. Remaining cash costs of $0.4 million are expected to be paid by mid-1998.

     The Company also adopted a plan to exit the high-fructose corn syrup business at Golden Technologies during 1997. As a result, the Company eliminated approximately 70 manufacturing and administrative positions and recorded $2.3 million in severance and other exit costs. During 1997, the Company paid approximately $1.4 million in cash related to this plan. The Company expects to complete this restructuring plan during 1998.

     In December 1997, the Company recorded a $2.1 million charge related to the closure of the Graphic Packaging corporate offices in Wayne, Pennsylvania. Graphic Packaging has established a new headquarters in Golden, Colorado. The closure of the Wayne office resulted in severance and outplacement costs of $1.1 million for approximately 22 administrative employees. During 1997, the Company made cash payments of $0.2 million related to this plan. The Company expects to complete this plan and make the remaining cash outlays of $1.7 million in the first quarter of 1998.

     In the fourth quarter of 1996, the Company recorded $2.4 million in restructuring charges related to certain management realignments made at Golden Technologies and in the solar electric distribution business resulting in the elimination of 16 administrative positions. Approximately $2.0 million was paid for severance and other exit costs related to this charge. This restructuring was substantially completed in 1997.

     The   following   table  summarizes  accruals   related   to
restructuring charges for 1997 and 1996:

                                                 Corn
                       Golden     Biodegradable  Syrup     Graphic
                    Technologies  Polymer Exit   Exit     Packaging
(In thousands)      Realignment       Plan       Plan    Headquarters  Total
                    ------------  -------------  ------  ------------  -----
1996 restructuring
   charges               $2,435           $---    $---         $---   $2,435
Cash paid                  (151)           ---     ---          ---     (151)
Non-cash expenses          (445)           ---     ---          ---     (445)
                        -------         ------   -----       ------   ------
Balance,
 December 31, 1996        1,839            ---     ---          ---    1,839

1997 restructuring
   charges                  ---            908   2,280        2,100    5,288
Cash paid                (1,839)          (470) (1,398)        (190)  (3,897)
Non-cash expenses           ---            ---     ---         (250)    (250)
                        -------         ------   -----       ------   ------
Balance,
 December 31, 1997         $---           $438    $882       $1,660   $2,980
                        =======         ======   =====       ======   ======


Note 4.  Acquisitions

     On January 14, 1998, the Company acquired control of Britton pursuant to a previously announced cash tender offer. On November 25, 1997, the Company announced the cash tender offer of pounds 1.40 per common share and pounds 1.00 per convertible share to purchase the entire issued share capital of Britton. The total estimated purchase price, net of cash acquired, is $420.0 million, inclusive of transaction costs and $92.5 million of assumed debt. The offer was paid in cash, of which $276.0 million was funded through borrowings against a newly acquired $417.0 million credit facility. From the November 25, 1997 announcement until December 31, 997, the Company acquired 11.8 million shares, or 8.5%, of Britton stock in open market trans-actions at a cost of $28.9 million. The Company's $28.9 million interest in Britton at December 31, 1997 is accounted for as an investment at cost and is included in noncurrent other assets in the 1997 Consolidated Balance Sheet. As of December 31, 1997, the Company held forward contracts to buy pounds 90 million to hedge the acquisition of Britton.

     1997 Acquisition

      In order to broaden its material base, Coors Ceramics acquired Tetrafluor, Inc.(Tetrafluor) for $15.8 million in August 1997. Tetrafluor manufactures Teflon[R] fluoropolymer sealing systems and components for use in the aerospace, industrial and transportation industries. The acquisition was accounted for under the purchase method of accounting and, accordingly, the Company's results of operations for 1997 include the results of Tetrafluor since the acquisition date. The purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair market values of the net assets acquired was $10.7 million, which is being amortized over 15 years on a straight-line basis.

     1996 Acquisitions

      During 1996, the Company consummated several acquisitions, including (1) a controlling interest in the stock of Photocomm, Inc. (Photocomm), a publicly traded company headquartered in Scottsdale, Arizona, engaged in the manufacture and marketing of solar electric systems; and (2) the operating assets of H.B. Company, Inc. (H.B. Company), a manufacturer of oil field pump components based in Oklahoma City, Oklahoma. These acquisitions were accounted for under the purchase method of accounting and, accordingly, the Company's results of operations include the results of Photocomm since November 21, 1996 and of H.B. Company since March 19, 1996. The aggregate consideration in connection with these acquisitions was $24.2 million, which was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair market values of the net assets acquired was $14.3 million, which is being amortized over 15 years on a straight-line basis.

      On March 1, 1996, the Company acquired Gravure Packaging, Inc. (Gravure), a manufacturer of high-quality folding cartons for the packaged consumer goods industry, based in Richmond, Virginia. Under terms of the acquisition, which was accounted for as a pooling of interests, the Company issued 911,000 shares of its common stock and paid $2.4 million in exchange for all of Gravure's stock. In addition, the Company paid $7.5 million at closing to reduce the short-term borrowings of Gravure.

      The  1996  acquisitions were not material to the  Company's
balance  sheet  or  results  of operations.   Accordingly,  prior
period financial statements have not been restated to include the results of the Gravure pooling of interests transaction.


Note 5.  Operating Leases

      The Company has leases for a variety of equipment and facilities that expire in various years. Future minimum lease payments, in thousands, required as of December 31, 1997, under non-cancelable operating leases with terms exceeding one year, are as follows:

     1998                  $4,993
     1999                   4,103
     2000                   2,926
     2001                   2,420
     2002 and thereafter    2,998
                          -------
           Total          $17,440
                          =======

     Operating lease rentals for warehouse, production and office facilities  and equipment amounted to $5.5 million in 1997,  $6.2 million in 1996 and $4.6 million in 1995.

Note 6.  Indebtedness

     Long-term debt, in thousands, consisted of the following as of December 31:

                                                 1997        1996
                                               --------    --------
7.8% unsecured notes due November 1, 1999      $ 70,000    $ 70,000
8.1% unsecured notes due November 1, 2001        30,000      30,000
                                               --------    --------
    Total long-term debt                       $100,000    $100,000
                                               ========    ========

     During 1997, the Company established an unsecured $417.0 million, 364-day revolving credit facility for the purpose of funding the Company's acquisition of Britton. (See Note 4.) Amounts borrowed under this facility bear interest at LIBOR plus a spread that increases over the term of the facility. In addition, the Company pays a commitment fee on the unused portion of the credit line. As a condition for making this facility available, the Company is required to comply with certain financial and non-financial covenants. As of December 31, 1997, the Company was in compliance with all required covenants, and there were no amounts outstanding under this facility. The
Company intends to replace this credit line with permanent financing prior to the expiration date of the facility.

     The Company also had an unsecured $125.0 million revolving credit facility under which no amounts were outstanding at December 31, 1997 and 1996. The Company cancelled this facility subsequent to December 31, 1997.


Note 7.  Income Taxes

The components of income from continuing operations before income taxes were:


                                   Years Ended December 31,
(In thousands)                   1997        1996         1995
                              -------     -------      -------
 Domestic                     $39,547     $14,694      $44,470
 Foreign                        6,569       7,715        6,777
                              -------     -------      -------
 Income from continuing
    operations before
    income taxes              $46,116     $22,409      $51,247
                              =======     =======      =======


The provision for income taxes included the following:

                                   Years Ended December 31,
(In thousands)                   1997        1996         1995
                              -------     -------      -------
Current provision:
  Federal                     $   ---      $3,524      $ 9,549
  State                         2,723       2,995        3,232
  Foreign                       3,727       2,941        3,936
                              -------    --------      -------
  Total current tax expense   $ 6,450      $9,460      $16,717
                              -------    --------      -------
Deferred provision:
  Federal                     $10,965    ($53,640)      $1,064
  State                         1,278      (4,254)          53
  Foreign                        (293)       (166)        (534)
                              -------    --------      -------
Total deferred tax (benefit)   11,950     (58,060)         583
                              -------    --------      -------
Total income tax expense
   (benefit)                  $18,400    ($48,600)     $17,300
                              =======    ========      =======


The  provision  for  income taxes included  in  the  Consolidated
Income Statement is as follows:


                                   Years Ended December 31,
(In thousands)                   1997        1996         1995
                              -------    --------      -------
Continuing operations         $18,400     $11,000      $20,000
Discontinued operations           ---     (59,600)      (2,700)
                              -------    --------      -------
  Total expense (benefit)     $18,400    ($48,600)     $17,300
                              =======    ========      =======

Temporary differences that gave rise to a significant portion of deferred tax assets (liabilities) at December 31, 1997 and 1996, were as follows:

(In thousands)                      1997         1996
                                 --------      -------
Depreciation and other
  property related               ($14,490)     ($9,324)
Amortization of intangibles         2,636        2,252
Pension and employee benefits      17,702       18,996
Tax credits                        15,811       15,435
Capitalized interest                 (905)       3,044
Inventory                           2,194        3,649
Accruals                           11,115       11,478
Current nondeductible net
  operating losses                  3,582          ---
All other                             911        1,607
                                  -------      -------
  Gross deferred tax asset         38,556       47,137
Less valuation allowance            5,555        1,800
                                  -------      -------
  Net deferred tax asset          $33,001      $45,337
                                  =======      =======


     The valuation allowance for deferred tax assets was increased by $3.8 million and $1.8 million in 1997 and 1996, respectively. The valuation allowance relates primarily to uncertainty surrounding the ultimate deductibility of capital loss carryforwards and net operating loss carryforwards of acquired subsidiaries.

     Approximately   $8.5   million   of   net   operating   loss
carryforwards  from subsidiaries which are not  consolidated  for
tax  purposes  remain  at December 31, 1997.   The  carryforwards
expire in years 2000 through 2013.

      The principal differences between the effective income tax rate, attributable to continuing operations, and the U.S. statutory federal income tax rate, were as follows:


                                           Years Ended December 31,
                                            1997     1996     1995
                                           -----    -----    -----
Expected tax rate                          35.0%    35.0%    35.0%
State income taxes (net of
  federal benefit)                          4.6%     7.1%     4.0%
Nondeductible expenses and losses           1.7%     9.6%     0.1%
Foreign tax expense (net of
  federal benefit)                          0.8%     0.3%     0.8%
Change in deferred tax asset
   valuation allowance                      1.2%     7.6%      ---
Research and development and other
   tax credits                             (4.3%)  (12.1%)     ---
Other - net                                 0.9%     1.6%    (0.9%)
                                           -----   ------    -----
  Effective tax rate                       39.9%    49.1%    39.0%
                                           =====   ======    =====

      The Internal Revenue Service (IRS) has completed its examination of the Company's federal income tax returns through 1992. The IRS currently is completing its review of the federal income tax returns for 1993, 1994 and 1995. In the opinion of management, adequate accruals have been provided for all income tax matters and related interest.

      The Company has not provided for U.S. or additional foreign taxes on approximately $15.0 million of undistributed earnings of foreign subsidiaries to the extent they are considered to be reinvested indefinitely. If these earnings were distributed, foreign tax credits should become available under current law to reduce or eliminate the resulting U.S. income tax liability. When the Company identifies exceptions to the general reinvestment policy, additional taxes will be provided.


Note 8.  Earnings per Share

     Effective for the year ended December 31, 1997, earnings per common share is computed using SFAS No. 128, "Earnings per Share." All prior period earnings per share data have been restated to conform to SFAS No. 128. Following is a reconciliation between basic and diluted earnings per common share for each of the three years in the period ended December 31, 1997 (in thousands, except per share information):

                     1997                   1996                   1995
            ---------------------  ---------------------  ---------------------
                              Per                    Per                    Per
                            Share                  Share                  Share
             Income Shares Amount   Income Shares Amount   Income Shares Amount
            ------- ------ ------  ------- ------ ------  ------- ------ ------
Income from
 continuing
 operations
 -basic EPS $27,716 28,118  $0.99  $11,409 27,899  $0.41 $31,247 26,791   $1.17
Effect of
 common
 stock
 equivalents           767                    604                   592
            ------- ------         ------- ------        ------- ------
Income from
 continuing
 operations
 - diluted
 EPS        $27,716 28,885  $0.96  $11,409 28,503  $0.40  $31,247 27,383  $1.14
            ======= ====== ======  ======= ====== ======  ======= ======  =====


Note 9.  Stock Compensation

     The Company has an equity incentive plan that provides for the granting of non-qualified stock options and incentive stock options to certain key employees. The equity incentive plan also provides for the granting of restricted stock, bonus shares, stock units and offers to officers of the Company to purchase stock. In 1992, the Company authorized 4.8 million shares for issuance under this plan. In 1997, the Company's shareholders approved an amendment to the plan to increase the number of shares available for awards under the plan equal to 2% of the Company's outstanding shares on each preceding December 31 beginning with 1997 and ending with 2001. Generally, options outstanding under the Company's equity incentive plan are subject to the following terms: (1) grant price equal to 100% of the fair value of the stock on the date of grant; (2) ratable vesting over either a three- or four-year service period; and (3) maximum term of ten years from the date of grant.


     Transactions  in  stock options for the  three  years  ended
December 31, were as follows:

                              1997             1996              1995
                         ---------------   ---------------   ---------------
                                Weighted          Weighted          Weighted
                                 Average           Average           Average
                                Exercise          Exercise          Exercise
(Shares in thousands)    Shares    Price   Shares    Price   Shares    Price
                         ------ --------   ------ --------   ------ --------
Options outstanding
  at January 1            2,788   $15.96    2,374   $16.08    2,313   $15.27
Granted                     404   $20.92      479   $15.29      369   $19.34
Exercised                  (375)  $14.83      (29)  $12.75     (271)  $13.15
Expired or forfeited       (201)  $17.31      (36)  $17.36      (37)  $19.38
                         ------   ------    -----   ------    -----   ------
Options outstanding
  at December 31          2,616   $16.78    2,788   $15.96    2,374   $16.08
                         ------   ------    -----   ------    -----   ------
Exercisable at
  December 31             1,731   $15.75    1,593   $15.33    1,251   $14.81
                         ------   ------    -----   ------    -----   ------
Available for future
  grant                   1,173               806             1,368
                         ======             =====             =====

     The following table summarizes information about stock options outstanding at December 31, 1997:


(Shares in
thousands)                Options Outstanding           Options Exercisable
                  ----------------------------------   ---------------------
                                Weighted
                                 Average    Weighted                Weighted
                    Number      Remaining   Average      Number     Average
Range of          Outstanding  Contractual  Exercise   Exercisable  Exercise
Exercise Prices   at 12/31/97      Life       Price    at 12/31/97    Price
----------------  ----------   -----------  --------   -----------  --------
$ 9.93 to $14.88      988       4.6 years    $13.12         802      $12.71
$15.88 to $18.50    1,058       6.3 years    $18.21         794      $18.18
$19.06 to $27.06      570       8.6 years    $20.49         135      $19.53
                  ----------   ----------    -------   -----------  --------
$ 9.93 to $27.06    2,616       6.1 years    $16.78       1,731      $15.75
                  ==========   ==========    =======   ===========  ========

     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its equity incentive plan and employee stock purchase plan. If the Company had elected to recognize compensation cost based on the fair value of the stock options at grant date as allowed by SFAS No. 123, "Accounting for Stock-Based Compensation," compensation expense of $1.7 million, $2.2 million and $0.5 million would have been recorded for 1997, 1996 and 1995, respectively. Net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                         1997       1996       1995
                                      -------   --------    -------
Net income (loss) in thousands:
     As reported                      $27,716   ($92,024)   $23,871
     Pro forma                        $26,683   ($93,411)   $23,591
Earnings (loss) per share - basic:
     As reported                        $0.99     ($3.30)     $0.89
     Pro forma                          $0.95     ($3.35)     $0.88
Earnings (loss) per share - diluted:
     As reported                        $0.96     ($3.23)     $0.87
     Pro forma                          $0.92     ($3.28)     $0.86

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 23.2% in 1997 and 22.6% in 1996 and 1995; (3)
risk-free interest rate ranging from 5.3% to 5.7% in 1997, and ranging from 5.2% to 6.8% in 1996 and 1995; and (4) expected life of 3 to 6.23 years in 1997, and 3 to 6.37 years in 1996 and 1995. The weighted average per share fair value of options granted during 1997, 1996 and 1995 was $6.47, $5.16 and $6.65, respectively.


Note 10.  Employee Retirement Plans

      The Company maintains several defined benefit pension plans for the majority of the Company's employees. Benefits are based on years of service and average base compensation levels over a period of years. Plan assets consist primarily of equity, real estate and interest-bearing investments. The Company's funding policy is to contribute annually not less than the ERISA minimum funding standards nor more than the maximum amount that can be deducted for federal income tax purposes. Total expense for these plans, the Company's 401(k) plan and other defined contribution plans was $8.1 million in 1997, $8.3 million in 1996 and $6.7 million in 1995.

       The funded status of the pension plans and amounts recognized in the Consolidated Balance Sheet as of December 31, were as follows:

(In thousands)                                     1997        1996
                                               --------    --------
Actuarial present value of accumulated
  plan benefits (including vested benefits
  of $101,388 in 1997 and $84,093 in 1996)     $107,584    $ 90,940
                                               --------    --------
Projected benefit obligation for service
   rendered to date                            $130,853    $118,505
Plan assets available for benefits              112,630      97,308
                                               --------    --------
Plan assets less than projected benefit
  obligation                                    (18,223)    (21,197)
Unrecognized net loss                             3,856      11,798
Prior service cost not yet recognized             6,392       7,321
Unrecognized net assets being recognized
   over 15 years                                   (424)       (689)
                                               --------     -------
Net accrued pension liability                   ($8,399)    ($2,767)
                                               ========     =======

       The components of net pension expense for the years ended
December 31, were as follows:

(In thousands)                         1997      1996      1995
                                    -------   -------   -------
Service cost for benefits earned
   during the year                   $4,235    $4,196    $3,100
Interest cost on projected
   benefit obligation                 9,620     8,331     7,458
Actual gain on plan assets          (18,497)  (14,172)  (14,877)
Net amortization and deferral        11,160     8,287     9,287
                                    -------   -------   -------
Net pension expense                  $6,518    $6,642    $4,968
                                    =======   =======   =======

       Significant assumptions used in determining the valuation of the projected benefit obligation were:

                                       1997      1996      1995
                                       ----      ----      ----
Settlement rate                        7.3%      7.8%      7.3%
Increase in compensation levels        4.8%      5.3%      5.3%
Rate of return on plan assets          9.8%      9.8%      9.8%


Note 11.  Other Postretirement Benefits

      Certain subsidiaries of the Company provide health care and life insurance benefits to retirees and eligible dependents. Eligible employees may receive these benefits after reaching age 55 with 10 years of service. Prior to reaching age 65, eligible retirees may receive certain health care benefits identical to those available to active employees. Retirees who meet the age and service requirement necessary to retire early without any actuarial reductions from the Company's retirement plan for early retirement either pay no premium or the same premium as active employees. Eligible retirees who do not meet this age and service requirement pay a greater amount. These plans are not funded.

     The amounts recognized in the Consolidated Balance Sheet as of December 31, were as follows:

(In thousands)                                    1997      1996
                                               -------   -------
Accumulated Postretirement Benefit
  Obligation (APBO)
     Retirees                                   $8,774    $9,315
     Fully eligible, active plan
       participants                              3,787     2,898
     Other active plan participants              7,840     8,487
                                               -------   -------
                                                20,401    20,700
     Unrecognized net gain                       4,176     3,872
     Unrecognized prior service cost             3,988     4,443
                                               -------   -------
     Accrued other postretirement
       benefit cost                            $28,565   $29,015
                                               =======   =======

       The components of net periodic other postretirement benefit cost for the years ended December 31, were as follows:


(In thousands)                         1997       1996      1995
                                    -------    -------    ------
Service cost for benefits earned
   during the year                     $723       $891      $889
Interest cost on APBO                 1,500      1,452     1,824
Recognized amortized gain            (2,532)      (428)     (157)
                                    -------    -------    ------
Net periodic postretirement
   benefit cost                       ($309)    $1,915    $2,556
                                    =======    =======    ======

       The accumulated postretirement benefit obligation was determined based on the terms of the pertinent health and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates ranging ratably from 8.0% in 1997 to 4.3% through the year 2005. The discount rate used to determine the APBO at December 31, 1997 and 1996, was 7.3% and 7.8%, respectively.

      If  the  health care cost trend rate was increased 1%,  the
APBO   as   of  December  31,  1997,  would  have  increased   by
approximately $1.4 million. The effect of this change on the ongoing annual cost would be approximately $0.3 million.


Note 12.  Related Party Transactions

     The Company sells packaging and refined corn starch products to Coors Brewing Company (Coors Brewing), a subsidiary of Adolph Coors Company (ACCo). Additionally, the Company sold aluminum products to Coors Brewing until the sale of Golden Aluminum on March 1, 1997. On December 28, 1992, the Company was spun off from ACCo and since that time ACCo has had no ownership interest in the Company. However, certain Coors family trusts have significant interests in both the Company and ACCo. At the time of spin-off from ACCo, the Company entered into agreements (operating agreements) with Coors Brewing for the sale of aluminum, packaging and starch products and the resale of brewery byproducts. The operating agreements had a stated term of five years and have resulted in substantial revenues to the Company. During 1995, the Golden Aluminum operating agreement was canceled. In early 1997, the supply agreement with Graphic Packaging was modified to a three year, rolling term contract that provides stated quantity commitments and annual repricing. In addition, the corn starch and brewery byproduct agreements were extended through 1999, and include an early termination clause with payment of a cancellation penalty. The Company will continue to attempt to increase its sales to unaffiliated customers to decrease dependence on Coors Brewing.

     Sales of packaging products and refined corn starch to Coors Brewing accounted for approximately 15.5%, 16.7% and 19.0% of the Company's consolidated net sales for 1997, 1996 and 1995, respectively. Included in the results of discontinued operations are sales of aluminum products to Coors Brewing of $3.2 million, $25.9 million and $121.1 million for 1997, 1996 and 1995, respectively. Sales were at terms comparable to those that could have been obtained on an arms-length basis between unaffiliated parties. The loss of Coors Brewing as a customer in the foreseeable future could have a material effect on the Company's results of operations.

      In early 1997, the Company agreed to grant or guarantee a line of credit for two years not to exceed $8.0 million for
National Empowerment Television, Inc. (NET) with a right to purchase NET common stock at a discount. NET is a privately held cable television network located in Washington, D.C. This guarantee, with attendant rights, has been assumed by a Coors family trust.


Note 13.  Commitments and Contingencies

      It is the policy of the Company generally to act as a self-insurer for certain insurable risks consisting primarily of employee health insurance programs. With respect to workers' compensation, the Company uses a variety of fully or partially self-funded insurance vehicles. The Company maintains certain stop-loss and excess insurance policies that reduce overall risk of financial loss.

      The Company is named as defendant in various actions and proceedings arising in the normal course of business, including claims by current or former employees related to employment or termination. In addition, the Company is a plaintiff in a fixed price construction contract dispute under which a counterclaim has been filed. In all of these cases, the Company is denying the allegations made against it and is vigorously defending against them. Although the eventual outcome of the various lawsuits cannot be predicted, it is management's opinion that these suits will not result in liabilities to such extent that they would materially affect the Company's financial position or results of operations.

      Golden Technologies and several other defendants have been sued by a candy company claiming violation of federal and state antitrust laws in sales of corn syrup. The Company was only an occasional and minor supplier to the plaintiff. After substantial discovery, plaintiff has been unable to provide any facts to support its claim. Golden Technologies continues to vigorously defend against these allegations.

      Britton and its subsidiaries are parties to various legal proceedings, including actions by current and former employees relating to employment, including sexual harassment, or termination. Also, Britton has recently been sued by the Estate of Norman Gordon for breach of contract to provide Mr. Gordon with pounds 500,000 in life insurance coverage in connection with the 1994 purchase by Britton of a business in which Mr. Gordon was chief executive.

     Coors Ceramics has received a demand for payment arising out of contamination of a semiconductor manufacturing facility formerly owned by a subsidiary of Coors Ceramics, Coors Components, Inc. (CCI). Colorado State environmental authorities are seeking clean up of soil and ground water contamination from a subsequent owner. Coors Ceramics sold CCI in 1987. Coors Ceramics believes that the contamination occurred prior to Coors Ceramics' ownership of CCI and there are possible off site sources of contamination. Although Coors Ceramics does not believe it has any responsibility for the contamination or the cleanup and is seeking indemnification from the party from whom it acquired the property, Coors Ceramics is participating in mediation and discussions relating to appropriate remediation.

      Coors Ceramics has received a Unilateral Administrative Order issued by the EPA relating to the Rocky Flats Industrial Park (RFIP) Site, and is participating with the RFIP group to perform an Engineering Evaluation/Cost Analysis on the property. The RFIP group is attempting to allocate costs for groundwater clean up, but as of yet there is no estimate of this cost.

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

Note 14.  Quarterly Financial Information (Unaudited)

      The following information summarizes selected quarterly financial information, in thousands except per share data, for each of the two years in the period ended December 31, 1997:


1997                         First     Second      Third     Fourth       Year
                          --------   --------   --------   --------   --------
Net sales                 $173,458   $186,777   $186,458   $184,392   $731,085
                          --------   --------   --------   --------   --------
Cost of good sold          131,860    140,370    140,571    139,673    552,474
Marketing, general and
 administrative             22,779     23,969     21,713     23,171     91,632
Research and development     3,917      4,499      4,085      3,057     15,558
Asset impairment and
  restructuring  charges     2,280        ---     17,500      2,100     21,880
Other expense                1,129        350        883      1,063      3,425
                          --------   --------   --------   --------   --------
Total costs and expenses   161,965    169,188    184,752    169,064    684,969
                          --------   --------   --------   --------   --------
Income before income taxes  11,493     17,589      1,706     15,328     46,116
Income tax expense           4,700      7,150        750      5,800     18,400
                          --------   --------   --------   --------   --------
Net income                  $6,793    $10,439       $956     $9,528    $27,716
                          ========   ========   ========   ========   ========

Net income per basic
  share                      $0.24      $0.38      $0.03      $0.34      $0.99
                          ========   ========   ========   ========   ========
Net income per diluted
  share                      $0.24      $0.36      $0.03      $0.33      $0.96
                          ========   ========   ========   ========   ========


1996                         First     Second      Third     Fourth       Year
                          --------   --------   --------   --------   --------
Net sales                 $177,138   $183,987   $175,154   $176,101   $712,380
                          --------   --------   --------   --------   --------
Cost of goods sold         138,478    142,585    137,218    137,574    555,855
Marketing, general and
  administrative            19,588     19,507     18,459     20,393     77,947
Research and development     3,623      3,771      3,602      4,304     15,300
Asset impairment and
  restructuring charges        ---        ---        ---     34,642     34,642
Other expense                1,589      2,158      1,693        787      6,227
                          --------   --------   --------   --------   --------
Total costs and expenses   163,278    168,021    160,972    197,700    689,971
                          --------   --------   --------   --------   --------
Income (loss) from
  continuing operations
  before income taxes       13,860     15,966     14,182    (21,599)    22,409
Income tax expense
  (benefit)                  5,700      6,200      5,600     (6,500)    11,000
                          --------   --------   --------   --------   --------
Income (loss) from
  continuing operations      8,160      9,766      8,582    (15,099)    11,409
                          --------   --------   --------   --------   --------
Discontinued operations:
Loss from discontinued
  operations of
  Golden Aluminum           (5,033)       ---        ---        ---     (5,033)
Loss on disposal of
  Golden Aluminum          (70,000)       ---        ---    (28,400)   (98,400)
                          --------   --------   --------   --------    -------
Net income (loss)         ($66,873)    $9,766     $8,582   ($43,499)  ($92,024)
                          ========   ========   ========   ========   ========
Net income (loss) per
  basic share of
  common stock:
    Continuing operations    $0.29      $0.35      $0.31     ($0.54)     $0.41
    Discontinued
      operations             (2.69)       ---        ---      (1.02)     (3.71)
                          --------   --------   --------   --------   --------
Net income (loss) per
  basic share of
  common stock              ($2.40)     $0.35      $0.31     ($1.56)    ($3.30)
                          ========   ========   ========   ========   ========
Net income (loss) per
  diluted share of
  common stock:
    Continuing operations    $0.29      $0.34      $0.30     ($0.53)     $0.40
    Discontinued
      operations             (2.63)       ---        ---      (1.00)     (3.63)
                          --------   --------   --------   --------   --------
Net income (loss) per
  diluted share of
  common stock              ($2.34)     $0.34      $0.30     ($1.53)    ($3.23)
                          ========   ========   ========   ========   ========

   Included in the 1997 fourth quarter was a $2.1 million restructuring charge at Graphic Packaging. The after-tax effect of this charge was $1.3 million, or $0.04 per basic and diluted share. (See Note 3.)

   Included in the 1996 fourth quarter were asset impairment and restructuring charges of $34.6 million at Golden Technologies. The after-tax effect of these charges was $22.8 million, or $0.82 per basic share and $0.81 per diluted share. (See Note 3.)


Note 15.  Segment Information

      Certain financial information for the Company's business segments is included in the following summary:

                            Operating            Depreciation   Additions
                   Net       Income                  and           to
(In thousands)    Sales      (Loss)     Assets   Amortization  Properties
                 --------   ---------  -------   ------------  ----------
1997

Ceramics         $304,824    $48,249   $261,471     $18,664       $28,812
Packaging         365,123     42,655    210,024      20,211        18,022
Developmental
   businesses      61,138    (31,186)    81,071       3,451         9,068
Corporate             ---    (10,177)   148,258         337           311
Discontinued
   operations         ---        ---        372         ---           ---
                 --------    -------   --------     -------       -------
                 $731,085    $49,541   $701,196     $42,663       $56,213
                 ========    =======   ========     =======       =======
1996

Ceramics         $276,352    $44,204   $214,635     $16,159       $30,291
Packaging         346,547     41,048    205,705      19,959        13,314
Developmental
   businesses      89,481    (48,447)   104,138       5,757        12,558
Corporate             ---     (8,169)    35,662         341           327
Discontinued
   operations         ---        ---    116,552       7,307         1,036
                 --------    -------   --------     -------       -------
                 $712,380    $28,636   $676,692     $49,523       $57,526
                 ========    =======   ========     =======       =======
1995

Ceramics         $270,877    $47,395   $189,191     $14,046       $25,122
Packaging         308,109     34,551    197,587      16,945        20,149
Developmental
   businesses      81,867    (13,740)    80,350       5,643         7,426
Corporate             ---     (9,500)    50,098         605           153
Discontinued
   operations         ---        ---    268,260      12,618         7,177
                 --------    -------   --------     -------       -------
                 $660,853    $58,706   $785,486     $49,857       $60,027
                 ========    =======   ========     =======       =======

     Operating income (loss) for reportable segments is exclusive of certain unallocated corporate expenses. Corporate assets for 1997 include cash and cash equivalents, a note receivable from the sale of Golden Aluminum, an investment at cost in Britton, deferred tax assets and certain properties.


Certain financial information regarding the Company's domestic and foreign operations is included in the following summary:

                            Net     Operating
(In thousands)             Sales      Income      Assets
                          --------  ---------    --------
1997

United States             $651,630    $42,463    $623,215
Canada and other            79,455      7,078      77,981
                          --------    -------    --------
                          $731,085    $49,541    $701,196
                          ========    =======    ========
1996

United States             $643,764    $22,153    $609,014
Canada and other            68,616      6,483      67,678
                          --------    -------    --------
                          $712,380    $28,636    $676,692
                          ========    =======    ========
1995

United States             $589,986    $50,856    $717,411
Canada and Other            70,867      7,850      68,075
                          --------    -------    --------
                          $660,853    $58,706    $785,486
                          ========    =======    ========

          Included in United States sales are export sales primarily to Western Europe, Canada and Asia of $82.1 million, $77.2 million and $67.8 million for 1997, 1996 and 1995, respectively.



                           SCHEDULE II

             ACX TECHNOLOGIES, INC. AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS
                         (In thousands)


Allowance for doubtful receivables
(deducted from accounts receivable)

                 Balance    Additions
                      at   charged to                         Balance
Year Ended     beginning    costs and                          at end
December 31,     of year     expenses    Other   Deductions   of year
------------   ---------   ----------    -----   ----------   -------
1995              $3,444         $742      $7      ($1,469)    $2,724
1996              $2,724       $1,272    ($30)       ($931)    $3,035
1997              $3,035       $1,430     $60      ($1,424)    $3,101


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


                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information regarding the Registrant's Directors is incorporated by reference to the Proxy Statement in connection with the 1998 Annual Meeting of Shareholders.

The following executive officers of the Company serve at the pleasure of the Board:

      Jeffrey H. Coors, 53, President of the Company since its formation in August 1992. Chairman of Graphic Packaging and Golden Technologies since 1985 and 1989, respectively; Executive Vice President of ACCo from 1991 to 1992; President of Coors Technology Companies from 1989 to 1992; Director of Photocomm, Inc. since November 1996.

      Joseph Coors, Jr., 56, President of the Company since its formation in August 1992; President and Chief Executive Officer of Coors Ceramics since March 1997 and Chairman of Coors Ceramics since 1989; President of Coors Ceramics from 1985 to 1993;
Chairman of Golden Aluminum from 1993 to 1997; Executive Vice President of ACCo from 1991 to 1992; also a director of Hecla Mining Company.

     Jed J. Burnham, 53, Chief Financial Officer and Treasurer of the Company since March 1995 and August 1992, respectively; Chief Credit Officer for non-metro Denver banks at Norwest Bank from 1990 to 1992; Director of Photocomm, Inc. since November 1996.

      Jill B. W. Sisson, 50, General Counsel and Secretary of the
Company since September 1992; Of Counsel to the Denver law firm of Bearman Talesnick & Clowdus Professional Corporation from 1984 to 1992.

      Beth  A.  Parish,  37, Controller and Principal  Accounting
Officer of the Company since November 1997; Director of Financial
Reporting from 1994 to 1997; Treasury Manager from 1992 to  1994;
Tax Analyst for ACCo from 1987 to 1992.


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


                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a)

Exhibit
Number              Document Description
-------             --------------------
  2.1 Plan of disposition for Golden Aluminum Company. (Incorporated by reference to Exhibit 2.1 to Form 10-Q filed on May 3, 1996, file No. 0-20704)
  2.2 Recommended Cash Offers by Baring Brothers International Limited on behalf of ACX (UK) Limited, a wholly-owned subsidiary of ACX Technologies, Inc. for Britton Group plc. (Incorporated by reference to Exhibit 2 to Form 8-K filed on January 29, 1998.)
  3.1    Articles of Incorporation of  Registrant.
         (Incorporated  by reference to Exhibit  3.1  to
         Form  10 filed on October 6, 1992, file No.  0-20704)
  3.1A   Articles of Amendment to Articles of
         Incorporation  of Registrant. (Incorporated  by
         reference  to Exhibit 3.1A to Form 8  filed  on
         December 3, 1992, file No. 0-20704)
  3.2    Bylaws  of  Registrant,  as   amended.
         (Incorporated  by reference to Exhibit  3.2  to
         Form 10-Q filed on November 7, 1996, file No. 0-20704)
   4     Form of Stock Certificate of Common Stock.
         (Incorporated by reference to Exhibit 4 to Form
         10-K filed on March 7, 1996, file No. 0-20704)
 10.1    Stock  Purchase  Agreement  Among  Golden
         Aluminum  Company, Crown Cork & Seal, Inc.  and
         ACX   Technologies,   Inc.   (Incorporated   by
         reference to Exhibit 10.1 to 8-K filed on March
         14, 1997, file No. 0-20704)
 10.2 Supply Agreement between Graphic Packaging Corporation and Coors Brewing Company, dated January 1, 1997. (Incorporated by reference to Exhibit 10.2 to Form 10-K filed on March 24, 1997.) (Confidential treatment has been granted for portions of this Exhibit).
 10.3 Amended and Restated Credit Agreement among ACX Technologies, Inc., Morgan Guaranty Trust Company of New York, as agent, and other banks party thereto.
 10.6    Gravure International Capital Corporation
         Purchase Agreement.  (Incorporated by reference
         to  Form 8-K filed on July 1, 1994, file No. 0-20704)
 10.7*   Description   of   Officers'   Life
         Insurance  Program. (Incorporated by  reference
         to Exhibit 10.7 to Form 10-K filed on March 24,
         1997.)
 10.8*   Form of Officers' Salary Continuation
         Agreement,   as   amended.   (Incorporated   by
         reference  to Exhibit 10.10 to Form 10-K  filed
         on March 20, 1995, file No. 0-20704)
 10.9*   ACX   Technologies,   Inc.   Equity
         Incentive  Plan, as amended.  (Incorporated  by
         reference to Exhibit 10.9 to Form 10-K filed on
         March 7, 1996, file No. 0-20704)
 10.10*  ACX   Technologies,   Inc.   Equity
         Compensation  Plan for Non-Employee  Directors,
         as  amended.   (Incorporated  by  reference  to
         Exhibit  A  to  the  Proxy Statement  filed  in
         connection  with  the  May  17,  1994,   Annual
         Meeting of Shareholders)
 10.11*  ACX Technologies, Inc. Phantom Equity
         Plan.   (Incorporated by reference  to  Exhibit
         10.11  to  Form 8 filed on November  19,  1992,
         file No. 0-20704)
 10.15*  ACX  Technologies,  Inc.   Deferred
         Compensation  Plan, as amended.   (Incorporated
         by  reference  to Exhibit 10.15  to  Form  10-K
         filed on March 7, 1996, file No. 0-20704)
 10.16*  ACX  Technologies,  Inc.  Executive
         Incentive Plan.  (Incorporated by reference  to
         Exhibit  10.16 to Form 10-K filed on  March  7,
         1996, file No. 0-20704)
   12    Statement  of  Computation  of  Ratio  of
         Earnings to Fixed Charges.
   21    Subsidiaries of Registrant.
   23    Consent of Price Waterhouse LLP.
   27    Financial Data Schedule

   *     Management  contracts  or  compensatory   plans,
         contracts or arrangements required to be filed as an Exhibit pursuant to Item 14(c).

The Registrant will furnish to a requesting security holder any Exhibit requested upon payment of the Registrant's reasonable copying charges and expenses in furnishing the Exhibit.



(b)  Reports on Form 8-K.

     On December 2, 1997, the Company filed a Current Report on
     Form 8-K regarding the Company's announcement on November 25, 1997 of its $420 million cash tender offer to acquire Britton.

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

                                        ACX TECHNOLOGIES, INC.


Date:  March 23, 1998                   By /s/ Jeffrey H. Coors
                                        --------------------------
                                        Jeffrey H. Coors
                                        President

Date:  March 23, 1998                   By /s/ Joseph Coors, Jr.
                                        --------------------------
                                        Joseph Coors, Jr.
                                        President

Date:  March 23, 1998                   By /s/ Jed J. Burnham
                                        --------------------------
                                        Jed J. Burnham
                                        Chief Financial Officer
                                          and Treasurer

Date:  March 23, 1998                   By /s/ Beth A. Parish
                                        --------------------------
                                        Beth A. Parish
                                        Controller and Principal
                                          Accounting Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  March 23, 1998                   By /s/ William K. Coors
                                        --------------------------
                                        William K. Coors
                                        Chairman of the Board
                                          of Directors and Director

Date:  March 23, 1998                   By /s/ John D. Beckett
                                        --------------------------
                                        John D. Beckett
                                        Director

Date:  March 23, 1998                   By /s/ Jeffrey H. Coors
                                        --------------------------
                                        Jeffrey H. Coors
                                        Principal Executive Officer
                                          and Director

Date:  March 23, 1998                   By /s/ John K. Coors
                                        --------------------------
                                        John K. Coors
                                        Director

Date:  March 23, 1998                   By /s/ Joseph Coors, Jr.
                                        --------------------------
                                        Joseph Coors, Jr.
                                        Principal Executive Officer
                                          and Director

Date:  March 23, 1998                   By /s/ Richard P. Godwin
                                        --------------------------
                                        Richard P. Godwin
                                        Director

Date:  March 23, 1998                   By /s/ John H. Mullin, III
                                        --------------------------
                                        John H. Mullin, III
                                        Director

Date:  March 23, 1998                   By /s/ John Hoyt Stookey
                                        --------------------------
                                        John Hoyt Stookey
                                        Director

Date:  March 23, 1998                   By /s/ James K. Peterson
                                        --------------------------
                                        James K. Peterson
                                        Director