Form 10-Q
period 1998-03-31
ACX TECHNOLOGIES INC
filed 1998-05-11
CIK 892793

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended March 31, 1998

                               OR

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number:  0-20704


                     ACX TECHNOLOGIES, INC.
     (Exact name of registrant as specified in its charter)


           Colorado                          84-1208699
 (State or other jurisdiction             (I.R.S. Employer
     of incorporation or                Identification No.)
        organization)

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

                Yes [X]                    No [  ]

There were 28,541,897 shares of common stock outstanding as of May 1, 1998.



                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    ACX TECHNOLOGIES, INC.
                 CONSOLIDATED INCOME STATEMENT
                        (In thousands)


                                          Three months ended
                                                March 31,
                                            1998         1997
                                         --------    --------
Net sales                                $236,733    $173,458

Costs and expenses:
  Cost of goods sold                      188,065     131,860
  Selling, general and administrative      25,919      22,779
  Research and development                  1,951       3,917
  Asset impairment and restructuring        7,238       2,280
                                         --------    --------
    Total operating expenses              223,173     160,836
                                         --------    --------

Operating income                           13,560      12,622

Other income (expense) - net                 (147)         26
Interest expense - net                     (4,374)     (1,155)
                                         --------    --------
Income from continuing operations
  before income taxes                       9,039      11,493

Income tax expense                          3,600       4,700
                                         --------    --------
Income from continuing operations           5,439       6,793

Discontinued operations
Income/(loss) from discontinued
  operations of Britton Group Plastics        ---         ---
                                         --------    --------
Net income                               $  5,439    $  6,793
                                         ========    ========

Total comprehensive income (See Note 4)  $  5,764    $  5,478
                                         ========    ========
Net income per basic share of
common stock:

     Continuing operations               $   0.19    $   0.24

     Discontinued operations                  ---         ---
                                         --------    --------
Net income per basic share               $   0.19    $   0.24
                                         ========    ========

Weighted average shares
  outstanding - Basic                      28,425      27,964
                                         ========    ========

Net income per diluted share of
common stock:

     Continuing operations               $   0.19    $   0.24

     Discontinued operations                  ---         ---
                                         --------    --------
Net income per diluted share             $   0.19    $   0.24
                                         ========    ========
Weighted average shares
  outstanding - Diluted                    29,134      28,599
                                         ========    ========

See Notes to Consolidated Financial Statements



                  ACX TECHNOLOGIES, INC.
                CONSOLIDATED BALANCE SHEET
                      (In thousands)

                                    March 31,   December 31,
                                        1998           1997
                                  ----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents       $   27,169     $   49,355
  Accounts receivable                102,683         81,359
  Inventories:
    Finished                          63,829         48,607
    In process                        41,546         34,754
    Raw materials                     47,807         30,431
                                  ----------     ----------
       Total inventories             153,182        113,792
  Deferred tax asset                  11,338         10,946
  Other assets                        10,566         14,188
  Net current assets of
    discontinued operations           36,154            372
                                  ----------     ----------
    Total current assets             341,092        270,012
                                  ----------     ----------
Properties at cost less
  accumulated depreciation of
  $333,268 in 1998 and $243,946
  in 1997                            374,271        249,624
Notes receivable                      57,353         56,549
Goodwill, net                        221,110         56,883
Other assets                          28,286         68,128
Net noncurrent assets of
  discontinued operations             89,895            ---
                                  ----------     ----------
Total assets                      $1,112,007     $  701,196
                                  ==========     ==========

LIABILITIES AND SHAREHOLDERS'
EQUITY

Short-term debt                   $  290,450     $      ---
Other current liabilities            141,225        111,461
                                  ----------     ----------
Total current liabilities            431,675        111,461

Long-term debt                       183,000        100,000
Accrued postretirement benefits       27,155         27,453
Other long-term liabilities           18,589         18,838
                                  ----------     ----------
  Total liabilities                  660,419        257,752
Minority interest                     13,392         12,913

Shareholders' equity
Preferred stock, non-voting,
  $0.01 par value, 20,000,000
  shares authorized and no shares
  issued or outstanding                  ---            ---
Common stock, $0.01 par value
  100,000,000 shares authorized
  and 28,529,000 and 28,373,000
  issued and outstanding at March
  31, 1998, and December 31, 1997        285            284
Paid-in capital                      453,192        451,336
Retained earnings                    (14,116)       (19,555)
Cumulative translation
  adjustment and other                (1,165)        (1,534)
                                   ---------     ----------
  Total shareholders' equity         438,196        430,531
                                   ---------     ----------
Total liabilities and
shareholders' equity              $1,112,007     $  701,196
                                  ==========     ==========

See Notes to Consolidated Financial Statements



                 ACX TECHNOLOGIES, INC.
          CONSOLIDATED STATEMENT OF CASH FLOWS
                     (In thousands)

                                      Three months ended
                                            March 31,
                                       1998          1997
                                     --------------------
Cash flows from operating
activities:
  Net income                         $ 5,439      $ 6,793
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Asset impairment and
        restructuring                  7,238        2,280
      Depreciation and
        amortization                  13,772       10,482
      Change in deferred income
        taxes                            659       16,137
      Change in accrued
        postretirement benefits         (298)         649
      Change in current assets
        and current liabilities      (17,308)     (22,494)
      Change in deferred items
        and other                       (727)       1,205
                                     -------      -------
      Net cash provided by
        operating activities           8,775       15,052
                                     -------      -------
Cash flows used in investing
activities:
  Acquisitions, net of cash
    acquired                        (295,158)         ---
  Capital expenditures and other     (18,493)      (5,285)
                                    --------      -------
      Net cash used in investing
        activities                  (313,651)      (5,285)
                                    --------      -------
Cash flows provided by financing
activities:                          282,690          732
                                    --------      -------
Cash and cash equivalents:
  Net increase (decrease) in
    cash and cash equivalents        (22,186)      10,499
  Balance at beginning of period      49,355       15,671
                                    --------      -------
  Balance at end of period          $ 27,169      $26,170
                                    ========      =======

See Notes to Consolidated Financial Statements



             ACX TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Acquisition

On January 14, 1998, ACX Technologies, Inc. (the "Company") acquired Britton Group plc (Britton) pursuant to a cash tender offer for $420 million. Britton is an international packaging group operating through two principal divisions: folding cartons and plastics. The folding cartons division, Universal Packaging Corporation (Universal Packaging), is a non-integrated manufacturer of folding cartons in the United States, with capabilities in design, printing and manufacturing of multicolor folding cartons. The plastics division of Britton (Plastics
Division) operates in the United Kingdom and includes the extrusion, conversion and printing of polyethylene into films and bags for industrial customers. The acquisition has been accounted for under the purchase method. Accordingly, the estimated excess of purchase price over the fair value of net assets acquired of approximately $160 million is being amortized using the straight-line method over 30 years. The Company has allocated approximately $295 million of the purchase price to Universal Packaging and approximately $125 million to the Plastics Division. Certain balance sheet adjustments or resolutions of issues between the parties will also affect the ultimate price of the acquisition and the allocation of the purchase price. The results of Universal Packaging are reflected in the accounts of the Company beginning January 14, 1998. The Plastics Division has been held for sale since the acquisition, and is classified as a discontinued operation in the accompanying consolidated financial statements.

The following pro forma information has been prepared assuming that this acquisition had occurred on January 1, 1997. In accordance with the rules regarding the preparation of pro forma financial statements, the historical results of Britton used to derive the accompanying pro forma information do not include the operations of the Plastics Division, which has been accounted for as a discontinued operation. The pro forma information includes adjustments for (1) amortization of goodwill related to continuing operations recorded pursuant to purchase accounting,
(2) increased interest expense related to continuing operations due to new borrowings at applicable rates for the purchase, (3) decrease in interest income related to the assumed use of cash for the purchase of Britton, and (4) the net tax effect of pro forma adjustments at the statutory rate. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been had the transaction been effected on the assumed date nor is it necessarily indicative of the results of operations which may occur in the future.


                                             Three Months Ended
(In thousands, except per share data)          March 31, 1997
                                               --------------
Net Sales                                          $193,973

Income from continuing operations                    $4,651

Net income per basic share of common stock            $0.17

Net income per diluted share of common stock          $0.16



Note 2. Discontinued Operations

Britton Group Plastics Division

On April 20, 1998, the Company sold the Plastics Division to CVC Capital Partners Ltd., a European private equity provider. The sale price was approximately pounds 82.0 million, or $135.0 million, including pounds 80 million in cash and a pounds 2 million, 5.25% note receivable due in 2007 or upon change in control. The sale price, less transaction costs, will be used to pay down debt incurred by the Company for the Britton acquisition.

Since the January 14, 1998 acquisition of Britton, the Company has accounted for the Plastics Division as a discontinued operation held for sale. Therefore, the disposition of the Plastics Division will not have an impact on the Company's results of operations. The Plastics Division reported net sales for the first quarter of $32.8 million, with break even operating results. The Company allocated $1 million of interest expense to the Plastics Division.

Golden Aluminum Company

In 1996, the Board of Directors adopted a plan to dispose of the Company's aluminum rigid container sheet business operated by Golden Aluminum Company. In March of 1997, the sale of Golden Aluminum was completed for $70 million, of which $10 million was paid at closing and $60 million is due on or before March 1, 1999. In accordance with the purchase agreement, the purchaser has the right to return the property, plant and equipment to the Company prior to March 1, 1999 in discharge of the $60 million obligation. The initial payment of $10 million is non-refundable.

Net sales for Golden Aluminum for the first quarter ended March 31, 1997 were $38.5 million. There was no income or loss from the operations of Golden Aluminum in the 1997 first quarter. The remaining assets and liabilities of Golden Aluminum Company at December 31, 1997 have been separately identified as net current assets of discontinued operations, which consist primarily of accounts receivable, partially offset by accounts payable. There are no net assets of Golden Aluminum included in the March 31, 1998 balance sheet. The consolidated statement of cash flows has not been restated for the discontinued operation and, therefore, includes sources and uses of cash for Golden Aluminum's operations.



Note 3.  Asset Impairment and Restructuring Charges

1998 Asset Impairment Charges

During  the  first  quarter of 1998, the  Company  recorded  $7.2 million in asset impairment charges at Coors Ceramics and the Solar Electric business unit.

Coors Ceramics recorded a $6.2 million charge related to the cancellation of its C-4 technology agreement with IBM. Changes in the market for C-4 applications extended the time frame for achieving commercial sales beyond original expectations. This lack of near term commercial sales opportunities, combined with increasing overhead costs, prompted the Company to negotiate termination of the agreement. Consequently, the Company wrote off the long-lived assets associated with this project.

The Solar Electric segment recorded a $1.0 million asset impairment charge to write down its investment in Solartec, S.A., a solar electric systems distributor located in Argentina. Since acquiring Solartec in November 1996, operating cash flows have been below original expectations. As a result, the Company recorded this impairment to reduce the carrying value of its investment in Solartec to an amount that can be realized through estimated future operating cash flows.

1997 Restructuring Charges

The  Company  recorded a total of $5.3 million  in  restructuring charges  in 1997, including $2.3 million in the first quarter  of
1997.   The  following table summarizes accruals related  to  the
restructuring charges for 1997:


                 Biodegradable     Corn        Graphic
                   Polymer        Syrup      Packaging
(In thousands)    Exit Plan     Exit Plan   Headquarters    Total
                  -----------   ---------   ------------   ------
Balance,
December 31, 1997        $438        $882         $1,660   $2,980

Cash paid                (314)       (197)        (1,078)  (1,589)
                  -----------   ---------   ------------   ------
Balance,
March 31, 1998           $124        $685           $582   $1,391
                  ===========   =========   ============   ======


Note 4.  Comprehensive Income

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," was issued in June 1997 and adopted by the Company in the first quarter of 1998. This statement establishes standards for the reporting and display of comprehensive income in financial statements. Comprehensive income is generally defined as the change in equity of a business enterprise during the period from transactions and other events and circumstances from nonowner sources. The Company's total comprehensive income consists of net income reported in the consolidated income statement and certain foreign currency translation adjustments.

Note 5.  Adoption of New Accounting Standards

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued in February 1998. This statement revises the disclosure requirement for pensions and other postretirement benefits. This statement is effective for the Company's financial statements for the year ended December 31, 1998 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

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


Item  2.    Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

General Business Overview

The operations of ACX Technologies, Inc. (the Company) consist of two primary business segments, Graphic Packaging Corporation (Graphic Packaging) and Coors Ceramics Company (Coors Ceramics). Graphic Packaging produces high-value consumer and industrial flexible packaging and folding cartons while Coors Ceramics manufactures advanced technical ceramic and other engineered materials. In addition to its primary business units, the Company owns a majority interest in a group of solar electric distribution companies, including Photocomm, Inc. Prior to 1998, the Company operated several technology-based developmental business through Golden Technologies Company, Inc. The Company is in the process of winding down these developmental businesses.

On January 14, 1998, the Company acquired Britton Group plc (Britton), an international packaging company operating through two principal divisions: folding cartons and plastics. The folding cartons division, Universal Packaging Corporation (Universal Packaging) is a non-integrated manufacturer of folding cartons in the United States. The Plastics Division, which operates in the United Kingdom, was sold on April 20, 1998 for pounds 82 million ($135 million).

Results from Continuing Operations

Consolidated net sales for the three months ended March 31, 1998 increased $63.3 million, or 36.5% compared to the same period in 1997. This increase is attributable to the addition of Universal Packaging and stronger Ceramics sales to the semiconductor processing and petrochemical industries.

Consolidated gross margin (gross profit as a percent of net sales) was 20.6% for first quarter 1998. This represents a decrease from the 24.0% gross margin reported for the first quarter of 1997. The lower 1998 first quarter consolidated gross margin resulted from margin declines at both Coors Ceramics and Graphic Packaging, primarily due to increased price competition and lower comparative margins at Universal Packaging, which was acquired in January 1998.

For the first quarter of 1998, consolidated operating income increased $938,000, or 7.4%, to $13.6 million. This improvement resulted from the January acquisition of Universal Packaging and operating income growth at Coors Ceramics, partially offset by $7.2 million in asset impairment charges. Coors Ceramics recorded a $6.2 million asset impairment charge related to the termination of its C-4 technology agreement with IBM. The Solar Electric unit recorded a $1.0 million asset impairment charge to write down its investment in its Argentinean subsidiary, Solartec.

Net interest expense increased to $4.4 million in the first quarter of 1998, compared to $1.2 million for the first quarter of 1997. The Company incurred additional interest expense in 1998 related to borrowings used to finance the Britton
acquisition  and   interest  charges  on  debt  assumed  in   the
acquisition.

The consolidated effective tax rate for the first quarter of 1998 was 40%, compared with 41% for the first quarter of 1997. The difference between the 1998 and 1997 first quarters relates to the Company's larger earnings base in 1998. The primary difference between the 1998 first quarter effective tax rate and the statutory rate relates to state and foreign taxes, as well as the impact of charges that are not deductible for tax purposes such as the amortization of goodwill.

Liquidity and Capital Resources

The Company's liquidity is generated from both internal and external sources and is used to fund short-term working capital needs, capital expenditures and acquisitions. The Company has access to an unsecured $417 million revolving credit facility that expires in on January 8, 1999. During the first quarter of 1998, the Company also established a 364 day $75 million line of credit.

During the first quarter of 1998, the Company borrowed approximately $276 million under its credit facilities to finance the Britton acquisition. In conjunction with that transaction, the Company also assumed an additional $92.5 million in debt. On April 20, 1998, the Company completed the sale of Britton's Plastics Division for approximately $135 million. The proceeds of this sale, less transaction costs, will be used to pay down debt. The Company is in the process of reviewing its debt structure and believes it has adequate sources of funds to refinance its short-term debt under reasonable terms and interest rates prior to the expiration of its credit facilities.

Net cash generated from operations for the first quarter of 1998 was $8.8 million compared to $15.1 million generated in the first quarter of 1997. The first quarter of 1997 included the partial liquidation of the working capital of Golden Aluminum Company. The Company used $313.7 million in investing activities in the first quarter of 1998 for the Britton acquisition and capital expenditures of approximately $19 million. This compares to $5.3 million in investing activities in the first quarter of 1997. The 1997 spending consisted of capital expenditures, partially offset by $10 million of proceeds from the sale of Golden Aluminum Company.

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

Segment Information

Net sales and operating income for the first quarter 1998 and 1997 are summarized by segment below:



FIRST QUARTER  SEGMENT INFORMATION
(In thousands)

                                                   Operating
                            Net Sales             Income(Loss)
                       ------------------      -----------------
                           1998      1997         1998      1997
                       --------  --------      -------   -------
Coors Ceramics         $ 80,945  $ 71,416      $ 5,577   $11,448
Graphic Packaging       139,536    85,837       13,353     7,948
Solar Electric           12,017     7,839       (2,654)   (1,327)
Other                     4,235     8,366       (2,716)   (5,447)
                       --------  --------      -------   -------
                       $236,733  $173,458      $13,560   $12,622
                       ========  ========      =======   =======


COORS CERAMICS

Coors Ceramics' first quarter 1998 net sales totaled $80.9 million, an increase of $9.5 million or 13.3% compared to first quarter 1998 net sales of $71.4 million. Increased sales volumes to the semiconductor processing and petrochemical industries, along with the August 1997 acquisition of Tetrafluor, a component fluoropolymer manufacturer, accounted for the sales increase.

Coors Ceramics reported operating income of $5.6 million for the first quarter of 1997, including a $6.2 million asset impairment charge related to the termination of the Company's C-4 technology agreement with IBM. The lack of near-term commercial sales opportunities for this technology, combined with increased overhead costs, prompted the Company to negotiate termination of the agreement and write-off the long-lived assets related to this project. Excluding the impact of this charge, operating income improved $367,000, or 3.2% over first quarter 1997 operating income of $11.4 million. Operating margins, excluding the asset impairment charge, were 14.6% compared to 16.0% in the first quarter of 1997. The decrease in operating margins is attributable to currency-influenced price competition and product mix. The Company expects continued pricing pressures in certain product lines, along with potential softness in the semiconductor industry, to impact Coors Ceramics throughout 1998. Coors Ceramics continues to focus on growth through new product development, expanding market share in its current product lines and the addition of new materials to its product mix.


GRAPHIC PACKAGING

Graphic Packaging reported net sales for the first quarter of 1998 of $139.5 million, an increase of $53.7 million, or 62.6% over 1997 first quarter net sales. This increase is attributable to the January acquisition of Universal Packaging. Graphic Packaging's 1998 first quarter base business net sales remained constant compared with the same period in 1997. Increased sales to the snack food and beverage markets were offset by declines in the pet food and tobacco industries. Certain sales to the tobacco industry were lost to offshore suppliers.

Operating income increased $5.4 million, or 68.0% over 1997 first quarter operating income. This increase was primarily attributable to the addition of Universal Packaging and an increase in base business operating income of more than 6%. Operating margins improved to 9.6% for the first quarter of 1998 compared with 9.3% in the first quarter of 1997. The improvement in margins reflects synergies achieved between Graphic Packaging and Universal Packaging and cost savings realized by Graphic Packaging's corporate headquarters relocation to Colorado from Pennsylvania in the fourth quarter of 1997. Management continues to work to develop synergies between Graphic Packaging and Universal Packaging in the areas of sales, purchasing, and administration and expects to realize additional financial advantages in the future.

SOLAR ELECTRIC

The Company's Solar Electric business segment includes its majority interest in Photocomm, Inc., (now doing business as Golden Genesis) and investments in solar electric distributors in Argentina and Brazil. Solar Electric's net sales for the first quarter totaled $12.0 million, an increase of 53.3% compared to the first quarter of 1997. The completion of large telecommunications and petrochemical power projects in the Middle East and Africa, along with Golden Genesis' January acquisition of Utility Power Group, contributed to this increase.

Operating losses for the 1998 first quarter totaled $2.7 million compared with an operating loss of $1.3 million for the first quarter of 1997. The 1998 quarter includes a $1.0 million asset impairment charge related to the Company's investment in Solartec, S.A., a solar electric distributor in Argentina. Since acquiring Solartec in November 1996, operating cash flows have been below original expectations. As a result, the Company recorded an impairment to reduce the carrying value of its investment in Solartec to an amount that can be realized through estimated future operating cash flows. Operating income for the first quarter of 1998 also includes a $1.1 million write down of inventories and accounts receivable associated with the Company's battery charging operations in Brazil. Excluding these charges, operating losses totaled $554,000, an improvement from the 1997 first quarter operating loss. This improvement reflects, among other things, cost savings associated with Golden Genesis' efforts to consolidate its manufacturing, marketing, and administrative functions.

OTHER

The Company's remaining developmental business operated by Golden Technologies, along with the Company's corporate costs, comprise the Other line item in the segment table. Net sales for the 1998 first quarter decreased $4.1 million, or 49.4%, from the same quarter in 1997. This decrease reflects the Company's decision to wind down the developmental businesses. The operating loss for the first quarter of 1998 was $2.7 million compared to 1997 first quarter operating loss of $5.4 million. The developmental businesses contributed $311,000 to the 1998 first quarter net loss, while corporate costs totaled $2.4 million. This compares to the 1997 first quarter operating loss of $3.4 million for the developmental businesses, with $2.0 million in corporate costs. The decreased losses associated with the developmental businesses reflect the Company's strategy to exit these businesses. The 1997 first quarter operating loss also includes $2.3 million in restructuring charges related to the Company's decision to exit the high-fructose corn syrup business.

Forward-Looking Statements

Some  of  the statements in this Form 10-Q Quarterly  Report,  as well as statements by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words or phrases denoting the anticipated results of future events such as "anticipate," "believe," "estimate," "will likely," "are expected to," "will continue," "project," and similar expressions that denote uncertainty are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) changes in industries in which the Company does business, such as beverage, food, telecommunications, automotive, semiconductor and tobacco;
(iii) the loss of major customers; (iv) the loss of market share and increased competition in certain markets; (v) industry shifts to alternative materials, such as replacement of ceramics by plastics or metals and competitors offering products with characteristics similar to the Company's products; (vi) changes in consumer buying habits; (vii) governmental regulation including environmental laws; (viii) the ability of the Company to successfully identify and maximize efficiencies between Graphic Packaging and Universal Packaging and successfully merge two corporate cultures; (ix) the ability of the Company to successfully execute its developmental business exit strategies; and (x) other factors over which the Company has little or no control.

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management of ACX Technologies, such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations. Except for certain reclassifications made to consistently report the information contained in the financial statements, all adjustments made to the interim financial statements presented are of a normal recurring nature. The results of operations for the first quarter ended March 31, 1998, may not be indicative of results that may be expected for the year ending December 31, 1998. Certain 1997 information has been reclassified to conform to the 1998 presentation.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit
Number              Document Description

2.1       Recommended Cash Offers by Baring Brothers
          International  Limited on behalf  of  ACX  (UK)
          Limited,  a  wholly  owned  subsidiary  of  ACX
          Technologies,  Inc.  for  Britton  Group   plc.
          (Incorporated by reference to Exhibit 2 to Form
          8-K filed on January 29, 1998)
3.1       Articles of Incorporation of  Registrant.
          (Incorporated  by reference to Exhibit  3.1  to
          Form  10 filed on October 6, 1992, file
          No. 0-20704)
3.1A      Articles  of  Amendment  to  Articles  of
          Incorporation  of Registrant. (Incorporated  by
          reference  to Exhibit 3.1A to Form 8  filed  on
          December 3, 1992, file No. 0-20704)
3.2       Bylaws   of  Registrant,   as   amended.
          (Incorporated by reference to Exhibit 3.2 to Form 10-Q filed on November 7, 1996, file
          No. 0-20704)
4         Form of Stock Certificate of Common Stock.
          (Incorporated by reference to Exhibit 4 to Form
          10-K filed on March 7, 1996, file No. 0-20704)

 (b)  Reports on Form 8-K

   A report on Form 8-K was filed on January 29, 1998 announcing that the Company had acquired control of Britton on January 14, 1998.

   A report on Form 8-KA was filed on March 27, 1998 including financial statements and pro forma information regarding the Britton acquisition.


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 11, 1998               By /s/Jed J. Burnham
                                 ------------------------------
                                 Jed J. Burnham
                                 (Chief Financial Officer
                                  and Treasurer)

Date: May 11, 1998               By /s/Beth A. Parish
                                 ------------------------------
                                 Beth A. Parish
                                 (Controller and Principal
                                  Accounting Officer)