Form 10-Q
period 1998-06-30
ACX TECHNOLOGIES INC
filed 1998-08-05
CIK 892793

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended June 30, 1998

                               OR

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission file number:  0-20704


                     ACX TECHNOLOGIES, INC.
     (Exact name of registrant as specified in its charter)

           Colorado                          84-1208699
(State or other jurisdiction of            (IRS Employer
incorporation or organization)          Identification No.)

 16000 Table Mountain Parkway,  Golden, Colorado    80403
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

                Yes [X]                    No [  ]

There were 28,579,062 shares of common stock outstanding as of July 24, 1998.



                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     ACX TECHNOLOGIES, INC.
                  CONSOLIDATED INCOME STATEMENT
              (In thousands, except per share data)


                              Three months ended     Six months ended
                                    June 30,              June 30,
                                  1998       1997       1998       1997
                              --------   --------   --------   --------
Net sales                     $257,326   $186,777   $494,059   $360,235

Costs and expenses:
  Cost of goods sold           204,334    140,370    392,399    272,230
  Selling, general and
    administrative              25,347     23,969     51,266     46,748
  Research and development       1,739      4,499      3,690      8,416
  Asset impairment and
    restructuring charges           --         --      7,238      2,280
                              --------   --------   --------   --------
    Total operating expenses   231,420    168,838    454,593    329,674
                              --------   --------   --------   --------
Operating income                25,906     17,939     39,466     30,561

Other income - net                 207        260         60        286
Interest expense - net          (5,258)      (610)    (9,632)    (1,765)
                              --------   --------   --------   --------
Income before income taxes      20,855     17,589     29,894     29,082

Income tax expense               8,300      7,150     11,900     11,850
                              --------   --------   --------   --------
Net income                     $12,555    $10,439    $17,994    $17,232
                              ========   ========   ========   ========
Total comprehensive income
  (See Note 4)                 $10,565    $10,244    $16,280    $15,722
                              ========   ========   ========   ========

Net income per basic share       $0.44      $0.37      $0.63      $0.62
                              ========   ========   ========   ========

Net income per diluted share     $0.43      $0.36      $0.62      $0.60
                              ========   ========   ========   ========
Weighted average shares
  outstanding - basic           28,552     28,007     28,489     27,985
                              ========   ========   ========   ========
Weighted average shares
  outstanding - diluted         29,222     28,704     29,179     28,649
                              ========   ========   ========   ========


See Notes to Consolidated Financial Statements



                        ACX TECHNOLOGIES, INC.
                      CONSOLIDATED BALANCE SHEET
                  (In thousands, except share data)

                                               June 30,    December 31,
                                                 1998          1997
                                              ---------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                     $35,585        $49,355
  Accounts receivable                           106,435         81,359
  Inventories:
    Finished                                     61,482         48,607
    In process                                   40,792         34,754
    Raw materials                                50,997         30,431
                                               --------       --------
Total inventories                               153,271        113,792

  Note receivable                                58,165             --
  Other assets                                   24,871         25,506
                                               --------       --------
    Total current assets                        378,327        270,012

Properties at cost less accumulated
  depreciation  of $344,876 in 1998
  and $267,625 in 1997                          378,813        249,624
Note receivable                                   3,358         56,549
Goodwill, net                                   213,226         56,883
Other assets                                     24,923         68,128
                                               --------       --------
Total assets                                   $998,647       $701,196
                                               ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt                                $168,500       $     --
Other current liabilities                       137,623        111,461
                                               --------       --------
  Total current liabilities                     306,123        111,461

Long-term debt                                  183,000        100,000
Other long-term liabilities                      46,684         46,291
                                               --------       --------
  Total liabilities                             535,807        257,752
Minority interest                                13,384         12,913

Shareholders' equity
Preferred stock, non-voting, $0.01 par
  value, 20,000,000 shares authorized
  and no shares issued or outstanding                --             --
Common stock, $0.01 par value 100,000,000
  shares authorized and 28,577,000 and
  28,373,000 shares issued and outstanding
  at June 30, 1998 and December 31, 1997            286            284
Paid-in capital                                 454,036        451,336
Retained deficit                                 (1,561)       (19,555)
Cumulative translation adjustment and other      (3,305)        (1,534)
                                               --------       --------
  Total shareholders' equity                    449,456        430,531
                                               --------       --------
Total liabilities and shareholders' equity     $998,647       $701,196
                                               ========       ========

See Notes to Consolidated Financial Statements.




                         ACX TECHNOLOGIES, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                             (In thousands)


                                         Six months ended June 30,
                                            1998            1997
                                          --------        --------
Cash flows from operating activities:
  Net income                               $17,994         $17,232
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Asset impairment and
        restructuring charges                7,238           2,280
      Depreciation and amortization         28,713          21,089
      Change in deferred income taxes          (49)         19,523
      Change in current assets and
        liabilities and other              (22,611)          9,587

      Net cash provided by operating      --------        --------
        activities                          31,285          69,711
                                          --------        --------
Cash flows used in investing activities:
    Acquisitions, net of cash acquired    (293,394)             --
    Proceeds from sales of assets          127,559          11,049
    Capital expenditures                   (36,993)        (27,203)
    Other                                   (3,755)         (3,778)
                                          --------        --------
Net cash used in investing activities     (206,583)        (19,932)
                                          --------        --------
Cash flows provided by financing
activities:
    Proceeds from issuance of debt
      and other                            161,528           1,839
                                         ---------        --------
Cash and cash equivalents:
  Net increase (decrease) in cash and
    cash equivalents                       (13,770)         51,618
  Balance at beginning of period            49,355          15,671
                                         ---------        --------
  Balance at end of period                 $35,585         $67,289
                                         =========        ========


See Notes to Consolidated Financial Statements.




                     ACX TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Acquisition

On January 14, 1998, ACX Technologies, Inc. (the Company) acquired Britton Group plc (Britton) pursuant to a cash tender offer for $420 million. Britton was an international packaging group operating through two principal divisions: folding cartons and plastics. The folding cartons division, Universal Packaging Corporation (Universal Packaging), is a nonintegrated manufacturer of folding cartons in the United States, with capabilities in design, printing and manufacturing of multicolor folding cartons. The plastics division of Britton (Plastics
Division) operates in the United Kingdom and includes the extrusion, conversion and printing of polyethylene into films and bags for industrial customers.

The acquisition has been accounted for under the purchase method. Accordingly, the estimated excess of purchase price over the fair value of net assets acquired of approximately $160 million is being amortized using the straight-line method over 30 years.
Certain balance sheet adjustments or resolutions of issues between the parties will also affect the ultimate price of the acquisition and the allocation of the purchase price. The results of Universal Packaging are reflected in the accounts of the Company beginning January 14, 1998. In accordance with management's decision to dispose of the Plastics Division, this business has been carried as a discontinued operation on the books of the Company since its acquisition. The sale of the Plastics Division was completed on April 20, 1998 (see Note 2).

The following pro forma information has been prepared assuming that this acquisition had occurred on January 1, 1997. In accordance with the rules regarding the preparation of pro forma financial statements, the historical results of Britton used to derive the accompanying pro forma information do not include the operations of the Plastics Division, which was sold on April 20, 1998. The pro forma information includes adjustments for (1) amortization of goodwill recorded pursuant to purchase accounting, (2) increased interest expense related to new borrowings at applicable rates for the purchase, and (3) the net tax effect of pro forma adjustments at the statutory rate. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been had the transaction been effected on the assumed date nor is it necessarily indicative of the results of operations which may occur in the future. The results of Universal Packaging have been included in the Company's actual results of operations since January 14, 1998.


                                 Three Months         Six Months
(In thousands, except per           Ended               Ended
share data)                      June 30, 1997      June 30, 1997
                                 -------------      -------------

Net sales                             $237,998           $468,895
                                 =============      =============
Income from continuing
  operations                            $9,631            $16,830
                                 =============      =============
Net income per basic share of
  common stock                           $0.34              $0.60
                                 =============      =============
Net income per diluted share
  of common stock                        $0.34              $0.59
                                 =============      =============



Note 2. Discontinued Operations

Britton Group Plastics Division

On April 20, 1998, the Company sold the Plastics Division to CVC Capital Partners Ltd., a European private equity provider. The sale price was approximately pounds 82.0 million, or $135.0 million, including pounds 80 million in cash and a pounds 2 million, 5.25% note receivable due in 2007 or upon change in control. The majority of the sale price, less transaction costs, was used to pay down debt incurred by the Company for the Britton acquisition.

Since the acquisition date of Britton, the Company accounted for the Plastics Division as a discontinued operation held for sale. Therefore, due to purchase accounting, neither the operation of the Plastics Division nor its disposition has had an impact on the Company's results of operations. The Plastics Division had net sales through the date of disposition for the second quarter and six months ended June 30, 1998 of $8.1 million and $40.9 million, respectively. The Company allocated $0.8 million and $1.8 million of interest expense to the Plastics Division during the second quarter and six months ended June 30, 1998, respectively.

Golden Aluminum Company

In 1996, the Board of Directors adopted a plan to dispose of the Company's aluminum rigid container sheet business operated by Golden Aluminum Company. In March of 1997, the sale of Golden Aluminum was completed for $70 million, of which $10 million was paid at closing and $60 million is due on or before March 1, 1999. In accordance with the purchase agreement, the purchaser has the right to return Golden Aluminum to the Company prior to March 1, 1999 in discharge of the $60 million obligation. The initial payment of $10 million is nonrefundable.

Net sales for Golden Aluminum for the six months ended June 30, 1997 were $38.5 million. There was no income or loss from the operations of Golden Aluminum in 1997. The remaining assets and liabilities of Golden Aluminum Company at December 31, 1997 are included in other current assets and consist primarily of accounts receivable, partially offset by accounts payable. There are no net assets of Golden Aluminum included in the June 30, 1998 balance sheet. The consolidated statement of cash flows has not been restated for the discontinued operation and, therefore, includes sources and uses of cash for Golden Aluminum's operations.


Note 3.  Asset Impairment and Restructuring Charges

1998 Asset Impairment Charges

During first quarter of 1998, the Company recorded $7.2 million in asset impairment charges at Coors Ceramics and the Solar
Electric business unit.

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

The Solar Electric segment recorded a $1.0 million asset impairment charge to adjust its long-lived assets associated with the solar electric systems distributor located in Argentina to an amount that can be realized through estimated future operating cash flows.

1997 Restructuring Charges

The Company recorded a total of $5.3 million in restructuring charges in 1997. The following table summarizes accruals related to the restructuring charges for 1997:




                                       Corn
                     Biodegradable    Syrup        Graphic
                          Polymers     Exit      Packaging
(In thousands)           Exit Plan     Plan   Headquarters    Total
-----------------    -------------   ------   ------------   ------
Balance,
  December 31, 1997           $438     $882         $1,660   $2,980

Cash paid                     (345)    (290)        (1,275)  (1,910)
                     -------------   ------   ------------   ------
Balance,
  June 30, 1998                $93     $592           $385   $1,070
                     =============   ======   ============   ======



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


Note 5.  Adoption of New Accounting Standards

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company's financial statements for the year ended December 31, 2000 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

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


Item  2.    Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

General Business Overview

The operations of ACX Technologies, Inc. (the Company) consist of two primary business segments, Graphic Packaging Corporation (Graphic Packaging) and Coors Ceramics Company (Coors Ceramics). Graphic Packaging produces high-value consumer and industrial flexible packaging and folding cartons while Coors Ceramics manufactures advanced technical ceramic and other engineered materials. In addition to its primary business units, the Company owns a majority interest in a group of solar electric distribution companies, including Golden Genesis Company, a publicly traded company on NASDAQ. Prior to 1998, the Company operated several technology-based developmental business through Golden Technologies Company, Inc. The Company is in the process of winding down these developmental businesses.

On January 14, 1998, the Company acquired Britton Group plc (Britton), an international packaging company operating through two principal divisions: folding cartons and plastics. The folding cartons division, Universal Packaging Corporation (Universal Packaging) is a nonintegrated manufacturer of folding cartons in the United States. The Plastics Division, which operates in the United Kingdom, has been accounted for as a discontinued operation since the acquisition and was sold on April 20, 1998 for pounds 82 million ($135 million).

Results from Continuing Operations

Consolidated net sales for the three months ended June 30, 1998 were $257.3 million, an increase of $70.5 million, or 37.8%, compared to the similar 1997 period. Consolidated net sales for the six months ended June 30, 1998 were $494.1 million, an increase of $133.8 million, or 37.1%, compared to the similar 1997 period. Both period increases are primarily attributable to the additional sales related to the January 14, 1998 acquisition of Universal Packaging. Increased sales at Coors Ceramics resulting from the acquisition of Tetrafluor, Inc. in August 1997, along with stronger sales to the beverage valve, petrochemical, and automotive industries also contributed to the increases in consolidated net sales. Increased sales in both periods of the Solar Electric segment were mostly offset by decreased sales in the Other segment as a result of the Company's 1997 decision to exit its developmental businesses.

Consolidated gross margin was 20.6% for the second quarter and six months ended June 30, 1998 compared to 24.8% and 24.4% for the similar 1997 periods, respectively. The lower consolidated gross margins resulted from margin declines at both Coors Ceramics and Graphic Packaging, primarily due to increased price competition and lower comparative margins at Universal Packaging, which was acquired in January 1998.

For the second quarter of 1998, consolidated operating income was $25.9 million, an increase of $8.0 million compared to the similar 1997 period. This improvement primarily resulted from the January 1998 acquisition of Universal Packaging and reduced losses in both the Solar Electric and Other segments. These increases were offset by a decline in operating income at Coors Ceramics due primarily to currency-influenced pricing pressures and reduced sales to the semiconductor industry.

For the six months ended June 30, 1998 operating income was $39.5 million, an increase of $8.9 million compared to the similar 1997 period. Again, this improvement primarily resulted from the January 1998 acquisition of Universal Packaging and reduced losses in both the Solar Electric and Other segments, offset by $7.2 million in asset impairment charges recorded in the first quarter of 1998, primarily related to Coors Ceramics' termination of its C-4 technology agreement with IBM.

Net interest expense was $5.3 million for the second quarter of 1998, compared to $0.6 million for the second quarter of 1997. Net interest expense was $9.6 million for the six month period ended June 30, 1998, compared to $1.8 million for the similar 1997 period. The increases are the result of acquisition financing and debt assumed in the Britton purchase.

Liquidity and Capital Resources

The Company's liquidity is generated from both internal and external sources and is used to fund short-term working capital needs, capital expenditures and acquisitions. The Company has access to an unsecured $150 million revolving credit facility that expires on January 8, 1999 and a $175 million unsecured revolving credit facility that expires on November 30, 1998.

During the first quarter of 1998, the Company borrowed approximately $276 million under its credit facilities to finance the Britton acquisition. In conjunction with that transaction, the Company also assumed an additional $92.5 million in debt. On April 20, 1998, the Company completed the sale of Britton's Plastics Division for approximately $135 million. The majority of the proceeds of this sale were used to pay down debt. The
Company is in the process of reviewing its debt structure and believes it has adequate sources of funds to refinance its short-term debt under reasonable terms and interest rates prior to the expiration of its credit facilities. In addition, the Company has entered into contracts to hedge the underlying interest rate on $175 million of anticipated long-term borrowings at an average risk-free rate of approximately 5.78%. The hedges expire on November 1, 1999. The Company has accounted for the contracts as hedges of an anticipatory borrowing and as such, the contracts are not marked to market and any gain or loss upon settlement will be netted with the underlying cost of borrowing.

Net cash generated from operations for the six months ended June 30, 1998 was $31.3 million compared to $69.7 million generated in the six months ended June 30, 1997. The 1997 period included the partial liquidation of the working capital of Golden Aluminum Company.

Year 2000

Management has initiated an enterprise-wide program to prepare the Company's financial, manufacturing and other critical systems and applications for the year 2000. The program involves the Company's upper management as well as project leaders from each of the Company's business segments. The focus of the program is to identify affected software and hardware, develop a plan to correct that software or hardware in the most effective manner and implement and monitor that plan. The program also includes communications with the Company's significant suppliers and customers to determine the extent to which the Company is vulnerable to any failures by them to address the Year 2000 issue. Although the Company's Year 2000 program is in various stages of completion across its business segments, the Company anticipates it will have all modifications and replacements in place before the end of 1999. However, at this time, the Company is not able to determine the estimated impact on the operations of the Company should it or one of its suppliers or customers be unable to successfully address the Year 2000 issue.

The Company expects to incur internal staff costs as well as consulting and other expenses related to the year 2000 project. In addition, the Company will replace certain older software with new programs and systems. Some of these upgrades will be in response to the Year 2000 issue, however, many upgrades are part of the Company's normal business plan. Given the information available at this time, management currently anticipates that the cost to address the Year 2000 issue should not have a material adverse effect on the Company's liquidity or results of operations. However, the Company continues to gather information regarding the total estimated costs and there can be no assurances that these costs will not be material.


Segment Information

Second Quarter Only
(In thousands)

                                                     Operating
                            Net Sales               Income (Loss)
                          1998       1997          1998       1997
                      --------   --------      --------   --------
Coors Ceramics        $ 79,422   $ 75,011      $ 11,596   $ 12,789
Graphic Packaging      162,497     97,247        17,478     11,211
Solar Electric          11,838      9,453          (553)    (1,490)
Other                    3,569      5,066        (2,615)    (4,571)
                     ---------   --------      --------   --------
                      $257,326   $186,777      $ 25,906   $ 17,939
                     =========   ========      ========   ========

Second Quarter - Year to Date
(In thousands)

                                                     Operating
                            Net Sales              Income (Loss)
                          1998       1997         1998       1997
                      --------   --------     --------   --------
Coors Ceramics        $160,367   $146,427     $ 17,173   $ 24,237
Graphic Packaging      302,033    183,084       30,831     19,159
Solar Electric          23,855     17,292       (3,207)    (2,817)
Other                    7,804     13,432       (5,331)   (10,018)
                      --------   --------     --------   --------
                      $494,059   $360,235     $ 39,466   $ 30,561
                      ========   ========     ========   ========



COORS CERAMICS

Coors Ceramics' second quarter 1998 net sales were $79.4 million, an increase of $4.4 million, or 5.9%, compared to the similar 1997 period. Net sales for the first six months of 1998 were $160.4 million, an increase of $13.9 million, or 9.5%, compared to the similar 1997 period. Increased sales resulting from the acquisition of Tetrafluor, Inc. in August 1997, along with stronger sales to the beverage valve, petrochemical, and automotive industries were the primary contributors to the increases in net sales for both periods.

Second quarter 1998 operating income was $11.6 million, a decrease of $1.2 million, or 9.3%, compared to the similar 1997 period. Operating margin was 14.6% for the second quarter 1998, compared to 17.0% for the second quarter of 1997. The decreases in operating income and operating margin are primarily attributable to currency-influenced price competition and a less-favorable product mix.

Operating income for the first six months of 1998 was $17.2 million, a decrease of $7.1 million compared to the similar 1997 period. The first half of 1998 included a $6.2 million asset impairment charge related to the termination of the Company's C-4 technology agreement with IBM. The lack of near-term commercial sales opportunities for this technology, combined with increased overhead costs, prompted the Company to negotiate the termination of the agreement and write off the long-lived assets related to this project. Excluding the impact of this charge, operating income decreased $831,000, or 3.4%, over the first half of 1997. Operating margins, excluding the asset impairment charge, were 14.6% compared to 16.6% in the first half of 1997. The decrease in operating income and operating margin is attributable to currency-influenced price competition and product mix.

The Company expects continued pricing pressures in certain product lines, along with continued softness in the semiconductor industry, to impact Coors Ceramics throughout 1998. Coors Ceramics continues to focus on growth through new product development, expanding market share in its current product lines and the addition of new materials to its product mix. In addition, Coors Ceramics is in the process of formulating a plan to improve plant efficiencies and capacity utilization, including a review of plant consolidation recommendations and a management realignment. Decisions regarding these proposals are expected to be made during the 1998 third quarter and could result in charges to affect any such changes.


GRAPHIC PACKAGING

Graphic Packaging's second quarter 1998 net sales were $162.5 million, an increase of $65.3 million, or 67.1%, compared to the similar 1997 period. Net sales for the first six months of 1998 were $302.0 million, an increase of $118.9 million, or 65.0%, compared to the similar 1997 period. Both period increases were primarily attributable to the acquisition of Universal Packaging which participates in the dry and frozen food markets. In addition, increased sales to the snack food and beverage markets were reported in both periods, offset partially by declines in the pet food and tobacco industries. Certain sales to the tobacco industry were lost to offshore suppliers.

Second quarter 1998 operating income was $17.5 million, an increase of $6.3 million, or 55.9%, compared to the similar 1997 period. This increase was primarily attributable to the addition of Universal Packaging, cost savings realized by Graphic Packaging's corporate headquarters relocation to Colorado in the fourth quarter of 1997 and from increased sales of higher margin specialty cartons. Operating margin decreased to 10.8% for the second quarter of 1998, compared to 11.5% for the second quarter of 1997, primarily related to the anticipated lower margin business of Universal Packaging and the additional goodwill amortization associated with the acquisition.

Operating income for the first half of 1998 was $30.8 million, an increase of $11.7 million, or 60.9%, compared to the similar 1997 period. The increase in operating income was primarily attributable to the addition of Universal Packaging. In addition, cost savings realized by Graphic Packaging's corporate headquarters relocation to Colorado in the fourth quarter of 1997 contributed to the increase in operating income for the first half of 1998. Operating margin remained relatively flat at 10.2% for the first half of 1998, compared to 10.5% for the similar 1997 period.

Management continues to work to develop synergies between Graphic Packaging and Universal Packaging in the areas of sales, purchasing, and administration and expects to realize additional financial advantages in the future. In addition, Graphic Packaging continues to evaluate opportunities to expand its business with new and existing customers, as well as through strategic acquisition opportunities.

SOLAR ELECTRIC

The Company's Solar Electric business segment includes its majority interest in Golden Genesis Company (formerly Photocomm, Inc.) and its investments in solar electric distributors in Argentina and Brazil. Solar Electric's net sales for the second quarter were $11.8 million, an increase of $2.4 million, or 25.2%, compared to the second quarter of 1997. For the first half of 1998, net sales were $23.9 million, an increase of $6.6 million, or 38.0%, compared to the similar 1997 period. The completion of large telecommunications and power projects in the Middle East and Africa, along with Golden Genesis' January 1998 acquisition of Utility Power Group, contributed to the increased sales in both periods.

Operating loss for the 1998 second quarter was $553 thousand compared with an operating loss of $1.5 million for the similar 1997 period. The decrease in operating loss is primarily attributable to settlement charges recorded in 1997, which did not recur in the current quarter. In addition, the Solar Electric segment has begun to realize cost savings associated with Golden Genesis' efforts to consolidate its manufacturing, marketing, and administrative functions.

Operating loss for the first half of 1998 was $3.2 million, compared with an operating loss of $2.8 million for the similar 1997 period. The first half of 1998 includes a first quarter $1.0 million asset impairment charge related to Solartec, S.A., a solar electric distributor in Argentina. Since acquiring Solartec in November 1996, operating cash flows have been below original expectations. As a result, the Company recorded an impairment charge to reduce the carrying value of its long-lived assets to an amount that can be realized through estimated future operating cash flows. In addition, operating income for the first half of 1998 also includes a $1.1 million write down of inventories and accounts receivable associated with the Company's battery charging operations in Brazil. Offsetting these declines, the Solar Electric segment has begun to realize cost savings associated with Golden Genesis' efforts to consolidate its manufacturing, marketing, and administrative functions.

OTHER

The Company's remaining developmental business operated by Golden Technologies, along with the Company's corporate costs, comprise the Other segment. Net sales for the 1998 second quarter decreased $1.5 million, compared to the similar 1997 period. Net sales for the first half of 1998 decreased $5.6 million, compared to the similar 1997 period. These decreases reflect the Company's 1997 decision to exit certain activities within the developmental businesses, primarily the production of high-fructose corn syrup.

Operating loss for the second quarter of 1998 was $2.6 million, compared to $4.6 million for the similar 1997 period. Operating loss for the first half of 1998 was $5.3 million, compared to $10.0 million for the first half of 1997. The decrease in losses in both periods is the result of the Company's strategy to exit the developmental businesses. In addition, the 1997 first half also includes $2.3 million in restructuring charges related to the Company's decision to exit the high-fructose corn syrup business

Forward-Looking Statements

Some  of  the statements in this Form 10-Q Quarterly  Report,  as well as statements by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words or phrases denoting the anticipated results of future events such as "anticipate," "believe," "estimate," "will likely," "are expected to," "will continue," "project," "trends" and similar expressions that denote uncertainty are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things,
(i) general economic and business conditions; (ii) changes in industries in which the Company does business, such as beverage, food, telecommunications, automotive, semiconductor, pulp and paper, and tobacco; (iii) the loss of major customers; (iv) the loss of market share and increased competition in certain markets; (v) industry shifts to alternative materials, such as replacement of ceramics by plastics or metals and competitors offering products with characteristics similar to the Company's products; (vi) changes in consumer buying habits; (vii) governmental regulation including environmental laws; (viii) the ability of the Company to successfully identify and maximize efficiencies between Graphic Packaging and the companies it acquires and successfully merge the corporate cultures; (ix) the ability of the Company to successfully execute its developmental business exit strategies; and (x) other factors over which the Company has little or no control.

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management of ACX Technologies, such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations. Except for certain reclassifications made to consistently report the information contained in the financial statements, all adjustments made to the interim financial statements presented are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 1998, may not be indicative of results that may be expected for the year ending December 31, 1998. Certain 1997 information has been reclassified to conform to the 1998 presentation.


                   PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of shareholders of the Company at the Annual Meeting of Shareholders held May 12,
1998.

     a) The following members were elected to the Board of Directors to hold office for a three year term:

     Nominee              Shares Voted      Shares         Term
                              For          Withheld       Expires

     Jeffrey H. Coors      26,499,717       26,485         2001
     John H. Mullin, III   26,499,689       26,513         2001
     James K. Peterson     26,499,621       26,581         2001

     The terms of office of the Company's other directors continuing after the Annual Meeting, are as follows:

                           Term
                          Expires

     Joseph Coors, Jr.     1999
     Richard P. Godwin     1999
     John Hoyt Stookey     1999
     John D. Beckett       2000
     John K. Coors         2000
     William K. Coors      2000


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

(b)  Reports on Form 8-K

     A report on Form 8-K was filed on May 1, 1998 announcing that the Company had sold the Plastics
     Division of Britton Group on April 20, 1998.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 5, 1998             By /s/Jed J. Burnham
                                 ------------------------------
                                 Jed J. Burnham
                                 (Chief Financial Officer and
                                  Treasurer)

Date: August 5, 1998             By /s/Beth A. Parish
                                 ------------------------------
                                 Beth A. Parish
                                 (Controller and Principal
                                  Accounting Officer)