Form 10-Q
period 1998-09-30
ACX TECHNOLOGIES INC
filed 1998-11-16
CIK 892793

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended September 30, 1998

                               OR

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to              .

Commission file number:  0-20704

                     ACX TECHNOLOGIES, INC.
     (Exact name of registrant as specified in its charter)

           Colorado                          84-1208699
 (State or other jurisdiction              (IRS Employer
     of incorporation or                 Identification No.)
        organization)

 16000 Table Mountain Parkway,  Golden, Colorado    80403
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

                Yes [X]                    No [  ]

There were 28,497,310 shares of common stock outstanding as of November 2, 1998.




                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

       		    ACX TECHNOLOGIES, INC.
      		CONSOLIDATED INCOME STATEMENT
       	    (In thousands, except per share data)


                              Three months ended   Nine months ended
                                 September 30,        September 30,
                                1998       1997      1998       1997
                              --------  --------   --------  --------
Net sales                     $248,019  $186,458   $742,078  $546,693

Costs and expenses:
  Cost of goods sold           205,266  140,571     597,665   412,801
  Selling, general and
    administrative              23,747   21,713      75,013    68,461
  Research and development       1,224    4,085       4,914    12,501
  Asset impairment and
    restructuring charges       25,482   17,500      32,720    19,780
                               -------  -------     -------   -------
    Total operating expenses   255,719  183,869     710,312   513,543
                               -------  -------     -------   -------

Operating income (loss)         (7,700)   2,589      31,766    33,150

Other income (expense) - net       508     (269)        568        17
Interest expense - net          (5,314)    (614)    (14,946)   (2,379)
                               -------  -------     -------    ------
Income (loss) before income
  taxes                        (12,506)   1,706      17,388    30,788

Income tax expense (benefit)    (5,000)     750       6,900    12,600
                               -------  -------     -------   -------
Net income (loss)              ($7,506)    $956     $10,488   $18,188
                               =======  =======     =======   =======
Total comprehensive income
  (loss) (See Note 4)          ($8,066)    $838      $8,929   $17,164
                               =======  =======     =======   =======
Net income (loss) per basic
  share                         ($0.26)   $0.03       $0.37     $0.65
                               =======  =======     =======   =======
Net income (loss) per diluted
  share                         ($0.26)   $0.03       $0.36     $0.63
                               =======  =======     =======   =======
Weighted average shares
  outstanding - basic           28,581   28,181      28,520    28,051
                               =======  =======     =======   =======
Weighted average shares
  outstanding - diluted         29,019   29,046      29,126    28,767
                               =======  =======     =======   =======

See Notes to Consolidated Financial Statements.




                    ACX TECHNOLOGIES, INC.
                 CONSOLIDATED BALANCE SHEET
	     (In thousands, except share data)

                                      September 30,   December 31,
                                           1998          1997
ASSETS                                -------------   ------------
Current assets:
  Cash and cash equivalents               $37,014       $49,355
  Accounts receivable                     113,195        81,359
  Inventories:
    Finished                               60,345        48,607
    In process                             38,075        34,754
    Raw materials                          50,349        30,431
                                       ----------       -------
  Total inventories                       148,769       113,792
  Notes receivable                         58,978            --
  Other assets                             31,531        25,506
                                       ----------       -------
    Total current assets                  389,487       270,012

Properties at cost less accumulated
depreciation of $299,497 in 1998 and
$267,625 in 1997                          375,361       249,624
Note receivable                             3,360        56,549
Goodwill, net                             208,835        56,883
Other assets                               32,381        68,128
                                       ----------      --------
Total assets                           $1,009,424      $701,196
                                       ==========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt                          $155,900           $--
Other current liabilities                 166,349       111,461
                                       ----------      --------
  Total current liabilities               322,249       111,461

Long-term debt                            183,000       100,000
Other long-term liabilities                50,822        46,291
                                       ----------      --------
  Total liabilities                       556,071       257,752
Minority interest                          13,277        12,913

Shareholders' equity
Preferred stock, non-voting, $0.01
  par value, 20,000,000 shares
  authorized and no shares issued
  or outstanding                               --            --
Common stock, $0.01 par value
  100,000,000 shares authorized and
  28,584,000 and 28,373,000 issued
  and outstanding at September 30,
  1998, and December 31, 1997                 286           284
Paid-in capital                           453,051       451,336
Accumulated deficit                        (9,067)      (19,555)
Cumulative translation adjustment
  and other                                (4,194)       (1,534)
                                       ----------      --------
  Total shareholders' equity              440,076       430,531
                                       ----------      --------
Total liabilities and shareholders'
  equity                               $1,009,424      $701,196
                                       ==========      ========

See Notes to Consolidated Financial Statements.



                 ACX TECHNOLOGIES, INC.
	   CONSOLIDATED STATEMENT OF CASH FLOWS
		    (In thousands)

                                          Nine months ended
                                             September 30,
                                            1998        1997
                                         --------     -------
Cash flows from operating activities:
  Net income                              $10,488     $18,188
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Asset impairment and
        restructuring charges              32,720      17,103
      Depreciation and amortization        40,631      31,440
      Change in deferred income taxes      (9,151)     12,960
      Change in current assets and
        current liabilities                (1,585)     12,922
      Change in deferred items and
        other                              (6,614)     (1,257)
                                         --------     -------
      Net cash provided by operating
        activities                         66,489      91,356
                                         --------     -------
Cash flows used in investing
  activities:
     Acquisitions, net of cash acquired  (293,564)    (18,349)
     Proceeds from sales of assets        129,952      11,093
     Capital expenditures                 (61,939)    (38,842)
     Other                                 (2,098)     (3,282)
                                         --------     -------
Net cash used in investing activities    (227,649)    (49,380)
                                         --------     -------
Cash flows provided by financing
  activities:
     Proceeds from issuance of debt
       and other                          148,819       5,675
                                         --------     -------
Cash and cash equivalents:
  Net increase (decrease) in cash and
    cash equivalents                      (12,341)     47,651
  Balance at beginning of period           49,355      15,671
                                         --------     -------
  Balance at end of period                $37,014     $63,322
                                         ========     =======

See Notes to Consolidated Financial Statements.



                     ACX TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Acquisition

On January 14, 1998, ACX Technologies, Inc. (the Company) acquired Britton Group plc (Britton) pursuant to a cash tender offer for $420 million. Britton was an international packaging group operating through two principal divisions: folding cartons and plastics. The folding cartons division, Universal Packaging Corporation (Universal Packaging), is a nonintegrated manufacturer of folding cartons in the United States, with capabilities in design, printing and manufacturing of multicolor folding cartons. The plastics division of Britton (Plastics Division), which was disposed of on April 20, 1998 (See Note 2), operates in the United Kingdom and includes the extrusion, conversion and printing of polyethylene into films and bags for industrial customers.

The Britton acquisition has been accounted for under the purchase method. Accordingly, the estimated excess of purchase price over the fair value of net assets acquired of approximately $164 million is being amortized using the straight-line method over 30 years. The results of Universal Packaging are reflected in the accounts of the Company beginning January 14, 1998. In accordance with management's decision to dispose of the Plastics Division, this business was carried as a discontinued operation on the books of the Company

The following pro forma information has been prepared assuming that the Britton acquisition had occurred on January 1, 1997. In accordance with the rules regarding the preparation of pro forma financial statements, the historical results of Britton used to derive the accompanying pro forma information do not include the operations of the Plastics Division, which was sold on April 20, 1998. The pro forma information includes adjustments for (1) amortization of goodwill recorded pursuant to purchase accounting, (2) increased interest expense related to new borrowings at applicable rates for the purchase, and (3) the net tax effect of pro forma adjustments at the statutory rate. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been had the transaction been effected on the assumed date nor is it necessarily indicative of the results of operations which may occur in the future.

                              Three Months        Nine Months
(In thousands, except            Ended               Ended
per share data)            September 30, 1997  September 30, 1997
                           ------------------  ------------------
Net sales                        $242,167           $711,062
                                 ========           ========

Net income                           $514            $17,344
                                 ========           ========
Net income per basic share
  of common stock                   $0.02              $0.62
                                 ========           ========
Net income per diluted
  share of common stock             $0.02              $0.60
                                 ========           ========


Note 2. Dispositions

Britton Group Plastics Division

On April 20, 1998, the Company sold the Plastics Division for approximately pounds 82.0 million, or $135.0 million, including pounds 80 million in cash and a pounds 2 million,5.25% note receivable due in 2007 or upon change in control. The majority of the sale price, less transaction costs, was used to pay down debt incurred by the Company for the Britton acquisition.

Since the acquisition date of Britton, the Company accounted for the Plastics Division as a discontinued operation held for sale. Therefore, the disposition of the Plastics Division did not have an impact on the Company's results of operations. The Plastics Division had net sales for the period January 14, 1998 through April 20, 1998 of $40.9 million, with break even operating results. The Company allocated $1.8 million of interest expense to the Plastics Division during the period January 14, 1998 through April 20, 1998.

Golden Aluminum Company

In 1996, the Board of Directors adopted a plan to dispose of the Company's aluminum rigid container sheet business operated by Golden Aluminum Company. In March of 1997, the sale of Golden Aluminum was completed for $70 million, of which $10 million was paid at closing and $60 million is due on or before March 1, 1999. In accordance with the purchase agreement, the purchaser has the right to return Golden Aluminum Company to the Company prior to March 1, 1999 in discharge of the $60 million obligation. The initial payment of $10 million is nonrefundable.

Net sales for Golden Aluminum for the period January 1, 1997 through March 1, 1997 were $38.5 million. There was no income or loss from the operations of Golden Aluminum in 1997. The consolidated statement of cash flows has not been restated for the discontinued operation and, therefore, includes sources and uses of cash for Golden Aluminum's operations.

Note 3.  Asset Impairment and Restructuring Charges

1998 Asset Impairment Charges

During the third quarter of 1998, the Company recorded $15.7 million in asset impairment charges at Graphic Packaging. Deterioration of its performance in the flexible packaging industry led management to review the carrying amounts of long-lived assets and goodwill in conjunction with an overall restructuring plan. (See 1998 Restructuring Charges below). Specifically, historical and forecasted operating cash flows did not support the carrying amount of certain long-lived assets and goodwill at Graphic Packaging's Franklin, Ohio flexible operation. Accordingly, the decision was made to downsize and eliminate certain manufacturing activities at this location. In addition, management decided to offer for sale the Vancouver, British Columbia flexible operation. Therefore, the goodwill of this operation was written-off and the long-lived assets were written-down to their estimated market values. Lastly, certain long-lived assets at Graphic Packaging's flexible packaging headquarters became impaired when the Company decided to consolidate offices and centralize certain administrative functions.

During the third quarter of 1998, the Company recorded a $5.6 million asset impairment charge at the Chattanooga, Tennessee operation of Coors Ceramics. Management decided to offer for sale this operation as strong offshore competition in the electronic package market made it uneconomical to have a manufacturing facility dedicated to this product line. Consequently, the long-lived assets of the Chattanooga operations were written-down to their estimated market values.

During the third quarter of 1998, the Company recorded a $0.4 million asset impairment charge at its Solar Electric segment. Management's decision to consolidate and out-source certain manufacturing activities resulted in the impairment of certain long-lived assets. Consequently, these assets were written-down to their estimated market value.

During first quarter of 1998, Coors Ceramics recorded a $6.2 million asset impairment charge related to the cancellation of its C-4 technology agreement with IBM. Changes in the market for C-4 applications extended the time frame for achieving commercial sales beyond original expectations. This lack of near term commercial sales opportunities, combined with increasing overhead costs, prompted the Company to negotiate termination of the agreement. Consequently, the Company wrote-off the long-lived assets associated with this project.

During the first quarter of 1998, the Solar Electric segment recorded a $1.0 million asset impairment charge to write down its investment in Solartec, S.A., a solar electric systems distributor located in Argentina. Since acquiring Solartec in November 1996, operating cash flows have been below original expectations. As a result, the Company recorded this impairment to reduce the carrying value of its investment in Solartec to its estimated fair market value.

1997 Asset Impairment Charge

During the third quarter of 1997, a $16.6 million asset impairment charge was recorded for the Company's biodegradable polymer project. The manufacturing and intangible assets of this activity, which is reported in the Company's Other segment, became impaired when the Company adopted a plan to limit future funding for this project. This plan reduced expected future cash flows to a level below the carrying value of these assets. As of September 30, 1998, the operations of this project have ceased and the equipment is being sold.
1998 Restructuring Charges

During the third quarter of 1998, the Company instituted a restructuring plan related to Graphic Packaging's flexible packaging operations and recorded $3.8 million for severance and certain exit costs. The Company anticipates an additional $2.4 million in severance charges in the fourth quarter of 1998 related to this restructuring plan. Specifically, the restructuring charges in both quarters will provide for severance and exits costs related to the elimination of approximately 65 positions due to the downsizing of the Franklin, Ohio flexible operation, the elimination of approximately 20 positions due to the consolidation of flexible packaging's corporate offices and the centralization of administrative functions, and the decision to sell the Vancouver, British Columbia flexible operation. The Company expects to complete this plan and make the corresponding cash outlays by the end of the first quarter of 1999.

1997 Restructuring Charges

The Company recorded a total of $5.3 million in restructuring charges in 1997. The following table summarizes accruals related to the restructuring charges for 1997:

                                      Corn
                      Biodegradable   Syrup     Graphic
                         Polymer      Exit     Packaging
(In thousands)          Exit Plan     Plan    Headquarters   Total
                      -------------   -----   ------------  ------
Balance,
  December 31,1997          $438      $882       $1,660     $2,980
Cash paid                   (438)     (299)      (1,409)    (2,146)
                      -------------   -----   ------------  ------
Balance,
  September 30, 1998          $0      $583        $251        $834
                      =============   =====   ============  ======


Note 4.  Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," was issued in June 1997 and adopted by the Company in the first quarter of 1998. This statement establishes standards for the reporting and display of comprehensive income in financial statements. Comprehensive income is generally defined as the change in equity of a business enterprise during the period from transactions and other events and circumstances from nonowner sources. The Company's total comprehensive income consists of the following:


                           Three Months           Nine Months
                               Ended                 Ended
                           September 30,         September 30,
(In thousands)             1998      1997       1998       1997
                        -------     ------    -------   -------
Net income (loss)       ($7,506)      $956    $10,488   $18,188
Foreign currency
 translation adjustments   (933)      (197)    (2,598)   (1,706)
Income tax benefit          373         79      1,039       682
                        -------      -----    -------   -------
Total comprehensive
  income (loss)         ($8,066)      $838     $8,929   $17,164
                        =======      =====    =======   =======


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



Item  2.    Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

General Business Overview

The operations of ACX Technologies, Inc. (the Company) consist of two primary business segments, Graphic Packaging Corporation (Graphic Packaging) and Coors Ceramics Company (Coors Ceramics). Graphic Packaging produces high-value consumer and industrial flexible packaging and folding cartons while Coors Ceramics manufactures advanced technical ceramic and other engineered materials. In addition to its primary business units, the Company owns a majority interest in Golden Genesis Company, a group of solar electric distribution companies, which is publicly traded company on NASDAQ. Prior to 1998, the Company operated several technology-based developmental businesses through Golden Technologies Company, Inc. The Company is in the process of winding down these developmental businesses.

On January 14, 1998, the Company acquired Britton Group plc (Britton), an international packaging company operating through two principal divisions: folding cartons and plastics. The folding cartons division, Universal Packaging Corporation (Universal Packaging), is a nonintegrated manufacturer of folding cartons in the United States. The plastics division, which operates in the United Kingdom, was accounted for as a discontinued operation since the acquisition and was sold on April 20, 1998 for pounds 82 million ($135 million).

Operating Results

Quarter

Consolidated net sales for the 1998 third quarter were $248.0 million, an increase of $61.6 million, or 33.0%, compared to the similar 1997 period. The increase in sales is primarily attributable to the additional sales related to the acquisition of Universal Packaging, partially offset by decreased sales at Coors Ceramics due to weaknesses in the pulp and paper, semiconductor, electronic, and petrochemical industries and currency influenced price competition.

Consolidated gross margin was 17.2% for the third quarter of 1998 compared to 24.6% for the similar 1997 period. Contributing to the lower consolidated gross margin were margin declines at Graphic Packaging, Coors Ceramics, and Solar Electric due to increased price competition. Also, a lower comparative gross margin at Universal Packaging and an increase in inventory obsolescence and bad debt expense at both Graphic Packaging and Solar Electric contributed to the decrease in consolidated gross margin.

For the third quarter of 1998, the Company had a consolidated operating loss of $7.7 million compared to consolidated operating income of $2.6 million for the 1997 similar period. The consolidated operating loss for the 1998 quarter was impacted by $15.7 million in asset impairment charges and a $3.8 million restructuring charge at Graphic Packaging, a $5.6 million asset impairment charge at the Chattanooga, Tennessee operation of Coors Ceramics, and a $0.4 asset impairment charge at Solar Electric. (See Note 3 to the Consolidated Financial Statements for further discussion on asset impairment and restructuring charges.) Also contributing to the consolidated operating loss for the third quarter was continuing price competition for Graphic Packaging, Coors Ceramics and Solar Electric. Lastly, an increase in inventory obsolescence and bad debt expense at both Graphic Packaging and Solar Electric contributed to the consolidated operating loss for the 1998 quarter.

Net interest expense was $5.3 million for the third quarter of 1998 compared to $0.6 million for the third quarter of 1997. The increase is a result of acquisition financing and debt assumed in the Britton purchase.

Year to Date

Consolidated net sales for the nine months ended September 30, 1998 were $742.1 million, an increase of $195.4 million, or
35.7%, compared to the similar 1997 period. The increase in sales is primarily attributable to the additional sales from the acquisition of Universal Packaging. Increased sales at Coors Ceramics resulting from the acquisition of Tetrafluor, Inc. in August 1997, along with stronger sales to the automotive and beverage valve industries also contributed to the increase in consolidated net sales. Increased sales in the Solar Electric segment were mostly offset by decreased sales in the Other segment as a result of the Company's 1997 decision to exit its developmental businesses.

Consolidated gross margin was 19.5% for the nine months ended September 30, 1998 compared to 24.5% for the similar 1997 period. Contributing to the lower consolidated gross margin was a margin decline at Graphic Packaging due to increased price competition, lower comparative margins at Universal Packaging, and an increase in inventory obsolescence and bad debt expense. Coors Ceramics experienced a lower gross margin as a result of currency influenced price competition. Lastly, Solar Electric experienced a decline in gross margin primarily due to an increase in inventory obsolescence and bad debt expense.

Consolidated operating income for the nine months ended September 30, 1998, was $31.8 million compared to $33.2 million for the similar 1997 period. Consolidated operating income for the 1998 period was impacted by $15.7 million in asset impairment charges and a $3.8 million restructuring charge at Graphic Packaging, a
$5.6   million   asset  impairment  charge  at  the  Chattanooga,
Tennessee operation of Coors Ceramics and a $6.2 million asset impairment charge related to Coors Ceramics' termination of its C-4 technology agreement with IBM, and $1.4 million in asset impairment charges at Solar Electric. (See Note 3 to the Consolidated Financial Statements for further discussion on asset impairment and restructuring charges.) Also contributing to the decrease in consolidated operating income for the 1998 period was
continuing   price  competition  for  Graphic  Packaging,   Coors
Ceramics and Solar Electric. Lastly, an increase in inventory obsolescence and bad debt expense at both Graphic Packaging and Solar Electric contributed to the decrease in consolidated operating income for the nine month period ended September 30,
1998.   Consolidated operating income for the nine  months  ended
September 30, 1997 was impacted by $19.8 million in asset impairment and restructuring charge at the Other segment.

Net  interest expense was $14.9 million for the nine months ended
September  30,  1998 compared to $2.4 million  for  similar  1997 period. The increase is the result of acquisition financing and debt assumed in the Britton purchase.

Liquidity and Capital Resources

The Company's liquidity is generated from both internal and external sources and is used to fund short-term working capital needs, capital expenditures and acquisitions. During the third quarter of 1998, the Company had access to an unsecured $150 million revolving credit facility that expires on January 8, 1999 and a $175 million unsecured revolving credit facility that expires on November 30, 1998. In November 1998, the Company expects to execute a two-year, unsecured $250 million revolving credit facility that will replace these facilities.

During the first quarter of 1998, the Company borrowed approximately $276 million under its credit facilities to finance the Britton acquisition. In conjunction with that transaction, the Company also assumed an additional $92.5 million in debt. On April 20, 1998, the Company completed the sale of Britton's Plastics Division for approximately $135 million. The majority of the proceeds of this sale were used to pay down debt. In addition, the Company has entered into contracts to hedge the underlying interest rate on $175 million of anticipated long-term borrowings at an average risk-free rate of approximately 5.78%. The contracts expire on November 1, 1999. The Company has accounted for the contracts as hedges of an anticipatory borrowing and as such, the contracts are not marked to market and any gain or loss upon settlement will be netted with the underlying cost of borrowing.

In September 1998, the Company's Board of Directors authorized a program to repurchase up to 5% of its common stock in open market transactions. The stock may be purchased from time to time as the Company's financial condition and market conditions permit. In connection therewith, the Company has repurchased 87,000 shares at a cost of $1.1 million through November 2, 1998.

Net cash generated from operations for the nine months ended September 30, 1998 was $66.5 million compared to $91.4 million generated in the nine months ended September 30, 1997. The 1997 period included the partial liquidation of the working capital of Golden Aluminum Company.

Year 2000

Management has initiated an enterprise-wide program to prepare the Company's financial, manufacturing and other critical systems and applications for the year 2000. The program involves the Company's upper management as well as project leaders from each of the Company's business segments. The Board of Directors monitors the progress of the program on a quarterly basis. The focus of the program is to identify affected software and hardware, develop a plan to correct that software or hardware in the most effective manner and implement and monitor that plan. The program also includes communications with the Company's significant suppliers and customers to determine the extent to which the Company is vulnerable to any failures by them to address the Year 2000 issue.

State of Readiness
Although the Company's Year 2000 program is in various stages of completion across its business segments, the Company anticipates it will have all modifications and replacements in place and tested before the end of 1999. The Company's program addresses information technology (IT) and non-IT systems, interdependent computer systems, and third parties such as suppliers and customers.

Costs

The Company has incurred internal staff costs as well as consulting and other expenses related to the Year 2000 program. In addition, the Company will replace certain older software with new programs and systems. Some of these upgrades will be in response to the Year 2000 issue; however, many upgrades are part of the Company's normal business plan. To date, the Company has spent approximately $0.3 million on its Year 2000 program and expects to incur an additional $1.6 million. The costs to address the Year 2000 issue are being expensed as incurred.

Risks

Given the information available at this time, it is not possible to determine the operational impact of the failure of the Company's Year 2000 program or of the failure of a third party. Management currently anticipates that the cost to address the Year 2000 issue should not have a material adverse effect on the Company's results of operations, liquidity, and financial position. However, the Company continues to gather information regarding the total estimated costs and there can be no assurances that these costs will not be material.

Contingency Plans

Although the Company's Year 2000 contingency plans are currently in various stages of completion across its business segments, the Company anticipates it will have the appropriate contingency plans in place and tested before the end of 1999.


Segment Information

Third Quarter Only
(In thousands)
                                               Operating
                        Net Sales             Income(Loss)
                   -------------------     ------------------
                      1998       1997        1998       1997
                   --------   --------     -------    -------
Coors Ceramics      $70,023    $79,329      $3,146    $12,454
Graphic Packaging   159,740     92,513      (7,618)    12,992
Solar Electric       13,178     10,453      (1,976)      (261)
Other                 5,078      4,163      (1,252)   (22,596)
                   --------   --------     -------    -------
                   $248,019   $186,458     $(7,700)    $2,589
                   ========   ========     =======    =======

Third Quarter - Year to Date
(In thousands)
                                               Operating
                        Net Sales             Income(Loss)
                   -------------------     ------------------
                      1998       1997        1998       1997
                   --------   --------     -------    -------
Coors Ceramics     $230,390   $225,756     $20,319    $36,691
Graphic Packaging   461,773    275,597      23,213     32,151
Solar Electric       37,033     27,745      (5,183)    (3,087)
Other                12,882     17,595      (6,583)   (32,605)
                   --------   --------     -------    -------
                   $742,078   $546,693     $31,766    $33,150
                   ========   ========     =======    =======


COORS CERAMICS

Coors Ceramics' third quarter 1998 net sales were $70.0 million compared to $79.3 million for the similar 1997 period. The decrease in sales is primarily due to weaknesses in the pulp and paper, semiconductor, electronic, and petrochemical industries and currency influenced price competition.

Third quarter 1998 operating income was $3.1 million compared to $12.5 for the third quarter of 1997. The decrease in operating income is primarily attributable to the decrease in sales and currency influenced price competition. In addition, during the 1998 quarter, Coors Ceramics recorded a $5.6 million asset impairment charge at the Chattanooga, Tennessee operation.

Coors Ceramics' sales for the nine months ended September 30, 1998 were $230.4 million compared to $225.8 million for the similar 1997 period. The increase in sales is due to the August 1997 acquisition of Tetrafluor, Inc., along with increased sales to the automotive and beverage valve industries, partially offset by decreases in sales to the pulp and paper, electronic, and semiconductor industries.

Operating income for the nine months ended September 30, 1998 was $20.3 million compared to $36.7 million for the similar 1997 period. The 1998 period included $11.8 million in asset impairment charges related to the termination of Coors Ceramics' C-4 technology agreement with IBM and the decision to offer for sale the Chattanooga, Tennessee operation. In addition, weaknesses in the pulp and paper, electronic, and semiconductor industries contributed to the decrease in operating income.

The Company expects continued pricing pressures in certain product lines, along with continued softness in the semiconductor industry, to impact Coors Ceramics in the fourth quarter of 1998. Coors Ceramics continues to focus on growth through new product development, expanding market share in its current product lines and the addition of new materials to its product mix.


GRAPHIC PACKAGING

Graphic Packaging's third quarter 1998 net sales were $159.7 million, an increase of $67.2 million, or 72.7%, compared to the similar 1997 period. The increase in sales is primarily attributable to the acquisition of Universal Packaging. Decreased sales to the flexible packaging industry, mostly due to price competition and lower volume, partially offset the increase in sales for the quarter.

For the third quarter of 1998, Graphic Packaging had an operating loss of $7.6 million compared to operating income of $13.0 million of the 1997 similar period. The operating loss for the 1998 quarter includes $15.7 million in asset impairment charges and a $3.8 million restructuring charge. In addition, increased price competition, reduced volume, and an increase in inventory obsolescence and bad debt expense related to the flexible packaging businesses contributed to the operating loss for the 1998 quarter. Partially offsetting these charges was the additional operating income related to Universal Packaging and cost savings realized by Graphic Packaging's corporate headquarters relocation in the fourth quarter of 1997.

Graphic Packaging's net sales for the nine months ended September 30, 1998 were $461.8 million, an increase of $186.2 million, or 67.6%, compared to the similar 1997 period. The increase in sales is primarily attributable to the acquisition of Universal Packaging. In addition, increased sales volume to specialty folding carton customers in the fast food and snack food industries contributed to the increase in sales for the period. Partially offsetting these increases were decreased sales to the flexible packaging industry, mostly due to price competition and reduced volume, and a decrease in folding carton sales to the tobacco industry.

Operating income for the nine months ended September 30, 1998 was $23.2 million compared to $32.2 million for the similar 1997 period. The decrease in operating income is partially a result of $15.7 million in asset impairment charges and a $3.8 million restructuring charge. In addition, increased price competition, reduced volume, and an increase in inventory obsolescence and bad debt expense related to the flexible packaging businesses contributed to the decrease in operating income. Offsetting these charges was the additional operating income related to the Universal Packaging acquisition and cost savings realized by Graphic Packaging's corporate headquarters relocation in the fourth quarter of 1997.

The Company expects Graphic Packaging to continue to experience pricing pressures in certain product lines in the fourth quarter of 1998. However, the Company expects improved performance related to plant efficiencies and cost savings from the third quarter restructuring. Management continues to work to develop additional synergies between Graphic Packaging and Universal Packaging in the areas of sales, purchasing, and administration and expects to realize additional financial advantages in the future. In addition, Graphic Packaging continues to evaluate opportunities to expand its business with new and existing
customers,    as   well   as   through   strategic    acquisition
opportunities.


SOLAR ELECTRIC

Solar Electric's net sales for the third quarter were $13.2 million, an increase of $2.7 million, or 26.1%, compared to the third quarter of 1997. Increased sales in the distribution business due to the expansion of product lines and an increase in domestic demand contributed to the increased sales for the quarter. In addition, the January 1998 acquisition of Utility Power Group contributed to the increased sales.

For the third quarter of 1998, Solar Electric had an operating loss of $2.0 million compared to an operating loss of $0.3 million for the similar period of 1997. The third quarter 1998 operating loss was primarily attributable to an increase in inventory obsolescence and bad debt expense and a $0.4 million asset impairment charge.

For the nine months ended September 30, 1998, net sales were $37.0 million, an increase of $9.3 million, or 33.5%, compared to the similar 1997 period. Increased sales in the distribution business due to the expansion of product lines and an increase in domestic demand, the completion of large telecommunications and power projects in the Middle East and Africa, and the acquisition of Utility Power Group, contributed to the increased sales.

For the nine months ended September 30, 1998, Solar Electric had an operating loss of $5.2 million compared to an operating loss of $3.1 million for the third quarter of 1997. The 1998 operating loss was primarily attributable to $1.4 million in asset impairment charges and an increase in inventory and bad debt expense.


OTHER

The Company's remaining developmental business operated by Golden
Technologies,  together  with  the  Company's  corporate   costs,
comprise the Other segment.

Operating loss for the third quarter of 1998 was $1.2 million compared to $22.6 million for the similar 1997 period. The third quarter of 1997 was impacted by $17.5 million in asset impairment and restructuring charges. Operating loss for the nine months ended September 30, 1998 was $6.6 million compared to $32.6 million for the similar 1997 period. The 1997 period was impacted by $19.8 million in asset impairment and restructuring charges.


Forward-Looking Statements

Some  of  the statements in this Form 10-Q Quarterly  Report,  as well as statements by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words or phrases denoting the anticipated results of future events such as "anticipate," "believe," "estimate," "will likely," "are expected to," "will continue," "project," "trends" and similar expressions that denote uncertainty are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things,
(i) general economic and business conditions; (ii) changes in industries in which the Company does business, such as beverage, food, telecommunications, automotive, semiconductor, pulp and paper, petrochemical, and tobacco; (iii) the loss of major customers; (iv) the loss of market share and increased competition in certain markets; (v) industry shifts to alternative materials, such as replacement of ceramics by plastics or metals and competitors offering products with characteristics similar to the Company's products; (vi) changes in consumer buying habits; (vii) governmental regulation including environmental laws; (viii) the ability of the Company to successfully identify and maximize efficiencies between Graphic Packaging and the companies it acquires and successfully merge the corporate cultures; and (ix) other factors over which the Company has little or no control.

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management of ACX Technologies, such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations. Except for certain reclassifications made to consistently report the information contained in the financial statements, all adjustments made to the interim financial statements presented are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 1998, may not be indicative of results that may be expected for the year ending December 31, 1998. Certain 1997 information has been reclassified to conform to the 1998 presentation.


                   PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K


(a)  Exhibits:

Exhibit
Number           Document Description

3.2 Bylaws of Registrant, as amended and restated August 25, 1998.


(b)  Reports on Form 8-K

     A report on Form 8-K was filed on November 2, 1998 which included a supply agreement between Graphic
     Packaging Corporation and Coors Brewing Company.




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 16, 1998         By /s/Jed J. Burnham
                                 ----------------------------
                                 Jed J. Burnham
                                 (Chief Financial Officer and
                                  Treasurer)

Date:  November 16, 1998         By /s/Beth A. Parish
                                 ----------------------------
                                 Beth A. Parish
                                 (Controller and Principal
                                  Accounting Officer)