Form 10-K
period 1998-12-31
ACX TECHNOLOGIES INC
filed 1999-03-24
CIK 892793

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

[X]   ANNUAL  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-
ments for the past 90 days.   Yes [X]   No [  ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

  As of March 1, 1999, there were 28,431,224 shares of common stock outstanding. The aggregate market value of such shares, other than shares held by persons who may be deemed affiliates of the Registrant, was $349,701,765.

DOCUMENTS INCORPORATED BY REFERENCE
  Registrant's Proxy Statement filed in connection with the 1999
Annual Meeting of Shareholders is incorporated by reference into
Part III.


                     ACX TECHNOLOGIES, INC.

    Unless the context otherwise requires, references herein to the Company include ACX Technologies, Inc. (ACX Technologies) and its subsidiaries, including Graphic Packaging Corporation and its subsidiaries (collectively referred to as Graphic Packaging), Coors Porcelain Company and its subsidiaries (collectively referred to as Coors Ceramics), Golden Technologies Company, Inc. and its subsidiaries (collectively referred to as Golden Technologies), and, prior to March 1997, Golden Aluminum Company and its subsidiaries (collectively referred to as Golden Aluminum).


                             PART I

ITEM 1.  BUSINESS

(a)  General Development of Business

       The Company, through its wholly owned subsidiaries, manufactures high-performance consumer and industrial packaging products and advanced technical ceramics and other engineered materials for industrial markets. In addition, the Company owns through Golden Technologies several other operating companies primarily comprised of its majority interest in Golden Genesis Company, a group of solar electric distribution companies, which is publicly traded on NASDAQ. The Company's strategy is to maximize the competitive positions and growth opportunities of its core businesses. The strategy includes a review of business acquisitions, joint ventures, and dispositions of under-performing assets and noncore businesses.

     The Company was incorporated in Colorado in August 1992 as a holding company for the ceramics, packaging, aluminum and developmental businesses formerly owned by Adolph Coors Company
(ACCo). Effective December 27, 1992, ACCo distributed to its shareholders all outstanding shares of the Company.

     On January 14, 1998, the Company acquired Britton Group plc (Britton) pursuant to a cash tender offer for approximately $420 million. Britton was an international packaging group operating through two principal divisions: folding cartons and plastics. The folding cartons division, Universal Packaging Corporation (Universal Packaging), is a nonintegrated manufacturer of folding cartons in the United States, with capabilities in design, printing and manufacturing of multicolor folding cartons. The plastics division of Britton (Plastics Division), which was disposed of on April 20, 1998, operates in the United Kingdom and includes the extrusion, conversion and printing of polyethylene into films and bags for industrial customers. In addition, the Company has completed several acquisitions during the prior six years including four flexible packaging plants in 1994, a folding carton packaging business and a controlling interest in a solar energy distribution business in 1996, a fluoropolymer sealing system and component manufacturer in 1997, and a Canadian flexible packaging business in 1998.

     In 1996, the Board of Directors adopted a plan to dispose of the Company's aluminum rigid container sheet business, Golden Aluminum. On March 1, 1997, the sale of Golden Aluminum was completed for $70 million, $10 million of which was received at closing and $60 million of which was due by March 1999. In December of 1998, the Company extended the due date on the $60 million payment until September 1, 1999. In accordance with the purchase agreement and subsequent extension, the purchaser has the right to return Golden Aluminum to the Company before September 1, 1999 in discharge of the $60 million obligation. The initial payment of $10 million is nonrefundable.

      The  Company's principal executive offices are  located  at
16000  Table  Mountain  Parkway,  Golden,  Colorado  80403.   The
Company's telephone number is (303) 271-7000.

(b)   Financial Information about Industry Segments, Foreign
      Operations, and Foreign Sales.

      Certain financial information for the Company's business segments is included in the following summary:

                          Operating Depreciation
                           Income        and                  Capital
(In thousands)  Net Sales  (Loss)   Amortization   Assets  Expenditures
                --------- --------- ------------  -------- ------------
1998

Packaging        $623,852   $38,232      $35,924  $539,039      $47,498
Ceramics          296,614    28,886       19,977   248,970       26,891
Other              67,925    (3,047)       1,270    56,905        3,384
                --------- ---------    ---------  --------    ---------
  Segment total   988,391    64,071       57,171   844,914       77,773
Corporate             ---    (8,941)         336   116,291          690
                --------- ---------    ---------  --------    ---------
  Consolidated
    total        $988,391   $55,130      $57,507  $961,205      $78,463
                ========= =========    =========  ========    =========
1997

Packaging        $365,123   $42,655      $20,211  $210,024      $18,022
Ceramics          304,824    48,249       18,664   261,471       28,812
Other              61,138   (31,186)       3,451    81,443        9,068
                --------- ---------    ---------  --------    ---------
  Segment total   731,085    59,718       42,326   552,938       55,902
Corporate             ---   (10,177)         337   148,258          311
                --------- ---------    ---------  --------   ----------
  Consolidated
    total        $731,085   $49,541      $42,663  $701,196      $56,213
                ========= =========    =========  ========    =========
1996

Packaging        $346,547   $41,048      $19,959  $205,705      $13,314
Ceramics          276,352    44,204       16,159   214,635       30,291
Other              89,481   (48,447)       5,757   104,138       12,558
                --------- ---------    ---------  --------    ---------
  Segment total   712,380    36,805       41,875   524,478       56,163
Corporate             ---    (8,169)         341    35,662          327
Discontinued
  operations          ---       ---        7,307   116,552        1,036
                --------- ---------    ---------  --------    ---------
  Consolidated
    total        $712,380   $28,636      $49,523  $676,692      $57,526
                ========= =========    =========  ========    =========

     Corporate assets for 1998 and 1997 consist primarily of cash, a note receivable from the sale of Golden Aluminum, deferred taxes, and certain properties. The 1997 and 1996 operating losses for Other relate primarily to asset impairment and restructuring charges.

     Certain financial information regarding the Company's domestic and foreign operations is included in the following summary:

                  Net     Long-Lived
(In thousands)   Sales      Assets
                --------  ----------
1998

United States   $851,010    $553,209
Canada            65,525      34,813
Other             71,856       6,551
                --------  ----------
  Total         $988,391    $594,573
                ========  ==========
1997

United States   $582,067    $274,710
Canada            68,616      34,619
Other             80,402       6,833
                --------  ----------
  Total         $731,085    $316,162
                ========  ==========
1996

United States   $578,106    $326,088
Canada            56,966      38,187
Other             77,308       2,968
                --------  ----------
  Total         $712,380    $367,243
                ========  ==========

(c)  Narrative Description of Business Segments

Packaging

      General. Graphic Packaging develops, manufactures, and sells value added paperboard folding carton and flexible packaging products. Value added packaging has special characteristics such as high-impact graphics, resistance to abrasion, and barriers to moisture, gas penetration, solvent penetration, and leakage. Graphic Packaging's products are sold to manufacturers that use them as primary packaging for end products.

      Graphic Packaging's folding carton business began with a single plant in 1974 as part of the vertical integration of ACCo's beer business operated through its subsidiary, Coors Brewing Company (Coors Brewing). Since that time, Graphic Packaging has expanded its product capabilities and geographic presence through several plant expansions and acquisitions. The 1998 acquisition of Universal Packaging, which is now operating as an integral part of Graphic Packaging, added six manufacturing facilities and capabilities in web and sheet fed offset printing, electron beam curing, and rotary die cutting. This acquisition has allowed Graphic Packaging to expand into the food market and adds a blue-ribbon customer list. As of December 31, 1998, Graphic Packaging operated ten folding carton facilities and seven flexible packaging facilities.

      Markets and Products. The product packaging industry includes: paperboard packaging, which consists of corrugated products, folding cartons, and food service containers such as disposable plates and cups; and flexible packaging, such as printed and laminated bags, pouches, and roll stock films and foils used for lids, overwraps, and labels. Graphic Packaging competes in the value-added portion of the folding carton and flexible packaging industries. The value added nature of these operations generally allows Graphic Packaging to command higher selling prices for their products but requires numerous and complex operations that are not necessary in the production of commodity packaging.

      The U.S. folding carton industry is a $5 billion annual industry that declined 1% in 1998 compared to 1997, primarily due to continuing efforts to minimize package bulk. Between 1993 and 1997 this industry grew at an annualized rate of about 2% per year. Over the last several years, the majority of Graphic Packaging's internal folding carton growth has come from sales to Coors Brewing and customers in the detergent, cereal, premium bar soap, and quick service restaurant markets, and promotional packaging. In addition, the Universal Packaging carton acquisition brought Graphic Packaging a significant position in the dry and frozen food markets.

       In manufacturing specialty folding cartons, Graphic Packaging uses an internally developed, patented composite packaging technology, Composipac[TM](Composipac), which provides finished products with high quality graphics that have enhanced abrasion protection and moisture, air, or other special barrier properties. Graphic Packaging's Composipac technology is designed to meet the continuing specialized needs of its beverage, powdered detergents, soap, and promotional packaging customers. This technology also provides Graphic Packaging with the unique ability to cost effectively produce full web lamination holographic cartons. Demand for holographic folding cartons is growing significantly in the toothpaste, promotional packaging, and other market segments.

      The flexible packaging industry in the U.S. and Canada is approximately an $18 billion annual industry, which has grown approximately 3% on an annualized basis between 1993 and 1998. The 1998 acquisition of a Canadian flexible packaging company has provided both sales growth and reinforced Graphic Packaging's position in the Canadian market place. Flexible packaging offers advantages over other packaging mediums, such as lightweight, high barrier protection, and cost effectiveness.

      Significant product lines for flexible packaging include packages for pet foods and personal care products, laminated rollstock for labels, bags for snack foods, candies, and photographic development paper. These packages require complex laminations and extensive printing and sometimes the use of special coating and lacquers. Other flexible packaging products made by Graphic Packaging include coffee bag and beverage laminations and medical health care packaging.

      Graphic Packaging believes that recently completed capital additions and upgrades to printing and bag making equipment puts it in a position to increase sales in existing flexible packaging markets.

      Strategy. Graphic Packaging's strategy is to establish market leadership in selected existing market segments by increasing its customer base and adding new high-margin products. Graphic Packaging intends to emphasize its ability to provide innovative products with value added characteristics that meet exacting customer specifications. Graphic Packaging continues to focus on commercializing new products and processes to serve existing and new markets and to pursue acquisitions that complement its existing business.

      Graphic Packaging has developed a unique packaging system, known as ComposiGard[TM](a one-piece, film-lined carton), that management believes will provide a cost effective alternative with numerous advantages over the conventional "bag-in-box" packaging, such as cracker or cereal cartons. Graphic Packaging is in the process of discussing applications with potential customers. Graphic Packaging believes that this product has a strong market potential, primarily in the food industry, although orders from consumer products companies and the subsequent construction of a full-scale production line are necessary before its potential can be realized.

       Manufacturing and Raw Materials. Graphic Packaging's patented Composipac process involves multiple processing stages, including extruding plastic film, color printing on the film, metallizing the film, laminating the film layer or layers to paperboard, and cutting and gluing the lamination to the final specifications.

      Graphic Packaging's flexible packaging division produces printed, laminated, and coated bags and pouches and laminated materials in roll stock form. Its technical capability centers on printing premium quality graphics, production of sophisticated laminations, and manufacture of pre-made bags.

      Graphic Packaging uses a variety of raw materials, such as paper, paperboard, inks, aluminum foil, plastic films, plastic resins, adhesives, and other materials, which are available from domestic and foreign suppliers. Historically, Graphic Packaging has not experienced difficulty in obtaining adequate supplies of raw materials and difficulty is not anticipated in the future. While multiple sources of these materials are available, Graphic Packaging prefers to develop strategic long-standing alliances with vendors in order to provide a guaranteed supply of materials, satisfy customer specifications, and obtain the best quality, service, and price. Business disruptions or financial difficulties of a sole source supplier, which Graphic Packaging does not anticipate, could have an adverse effect by increasing the cost of these materials and causing delays in manufacturing while other suppliers are being qualified.

      Sales and Distribution. Products are sold primarily to consumer product manufacturers in the United States and Canada. Sales are made through direct sales employees working from Graphic Packaging's manufacturing facilities and sales offices around the United States and through independent sales representatives. Graphic Packaging's selling activities are supported by its technical service and research staff.

      Folding carton sales accounted for approximately 75%, 55%, and 56% of Graphic Packaging's total sales for each of the years ended 1998, 1997, and 1996, respectively, with the remainder coming from flexible packaging sales. Approximately 24%, 53%, and 54% of folding carton sales were to Coors Brewing for the same periods, with detergent, soap, and tobacco manufacturers and quick service restaurants accounting for most of the balance. Flexible packaging sales during this period focused primarily on the confectionery, foods, beverage labels, cookie, photographic, and pet food markets.

      Most of Graphic Packaging's sales are made under sales contracts at prices that are subject to periodic adjustment for raw material and other cost increases. Products are made in accordance with customer specifications. Graphic Packaging had approximately $121.5 million in unshipped backlog orders as of March 1, 1999, as compared to approximately $108.9 million as of March 1, 1998. The Company expects to ship most of the backlog by the end of the second quarter 1999. Backlog numbers and comparisons vary because of a number of factors and are not necessarily indicative of past or future operating results.

       Competition. Graphic Packaging is subject to strong competition in most markets it serves. The packaging industry continues to experience intense price pressures. The installation of state of the art equipment by manufacturers intensifies this competitive pricing situation. A relatively small number of large suppliers dominate a significant portion of the folding carton segment of the paperboard packaging market. Major U.S. competitors in the paperboard packaging industry include Jefferson Smurfit Corporation, Fort James Corporation, Field Container Corporation, Mead, Gulf States, Riverwood International Corporation, Westvaco, and Shorewood International. There are an increasing number of competitors offering packaging with Composipac-like qualities for promotional packaging.

      The  flexible  packaging  market has  numerous  competitors varying in size. Graphic Packaging's flexible competitors include Bemis Company, Inc., Printpack, Sealed Air, American National Can Company, and Union Camp Corporation. Although price is an important factor in the packaging market, Graphic Packaging believes that the quality, range, and technical innovation of products and the timeliness and quality of customer service are also significant competitive factors.

      Product Development. Graphic Packaging's research and development staff works directly with the sales and marketing staff in meeting with customers and pursuing new business. Graphic Packaging's development efforts include extending shelf life of evaporative bar soaps, reducing production costs, and enhancing package appearance through quality printing and other graphics. Potential new product development efforts are expected to involve sift-proof cartons, linerless cartons, liquid containment packages, and other packaging innovations.


Ceramics

      General. Coors Ceramics develops, manufactures, and sells advanced technical ceramic and other engineered materials across a wide range of product lines for a variety of applications. Coors Ceramics, which has been in business for over 78 years, is the largest U.S. owned independent manufacturer of advanced technical ceramics.

     Markets and Products. Coors Ceramics provides components to 23 of the 24 commonly recognized industrial markets. Approximately 64% of its sales in 1998 were to the automotive, beverage, telecommunications, semiconductor, power generation and mining, petrochemical and pulp and paper industrial markets. Ceramic products are diamond hard, can withstand extreme temperatures, and have excellent electrical properties. These properties make ceramic an ideal material for a variety of industrial applications. Initially more expensive than competing materials, such as plastics and metals, ceramic products provide higher value by contributing to longer product life and enabling customers to enhance their technologies.

There are numerous and varied uses for ceramic components such as:

        >    Slitting knives and other processing and sizing
           devices used in high-speed paper making machines;
        >    Seals and other pump components installed in
           automobiles, home appliances, chemical processing, and blood analysis equipment;
        >    Fixtures for processing of silicon wafers in
           semiconductor chip fabrication;
        >    Valves used in fluid handling;
        >    Precipitators used in pollution control
           equipment;
        >    Power tubes used in electrical power generation
           installations;
        >    Linings for pipe used in the processing of coal
           and other abrasive materials;
        >    Substrates (or bases) for various electronic
           circuits, pressure sensors, and semiconductor
           chips which are critical components in computers, communications systems, automotive controls and military electronics;
        >    Passive electronic components, such as capacitors
           and insulators, used in electrical devices, and;
        >    Advanced electronic ceramic packages, which are
           casings that surround a semiconductor chip, which insulate and connect the chip to printed circuitry. Cellular telephones, pagers, and radar detection devices require these packages due to their need for high reliability.

      Coors Ceramics engineers and custom designs its products to comply with specific customer requirements. Successful product design requires consultation with customers in their choice of the correct base material and selection by Coors Ceramics of the appropriate manufacturing processes. Since Coors Ceramics sells its advanced ceramic products primarily to industrial manufacturers for incorporation into their products or processes, the business is sensitive to changes in economic conditions that affect the end users of ceramic products. For example, because an American car currently contains approximately 17 ceramic components, sales fluctuations in the domestic automobile industry could directly affect Coors Ceramics' sales to the automotive market.

      Strategy.   Coors  Ceramics  seeks  to  grow  its  business
profitably and manage its sensitivity to changing economic conditions. In order to achieve its goal, Coors Ceramics pursues a strategy of devoting resources to new product and material development, internally and through acquisitions, to provide engineered solutions for component products to a diversified customer base.

     Among Coors Ceramics' most valuable assets for achieving its strategy is its reputation for expert custom product design, product quality, and customer service. Coors Ceramics emphasizes alliances with key customers in diverse industries to develop value added, engineered products. Coors Ceramics has cooperative development and sole-supplier agreements with several major customers. It continuously evaluates new materials, often with customers, in order to anticipate and satisfy customers' future needs and to offer a greater range of products with improved performance characteristics. Coors Ceramics continues to aggressively pursue new applications for ceramic to replace metal and other conventional materials. Coors Ceramics has developed zirconia, tungsten carbide, silicon carbide and titanate based ceramic products and continues to develop other materials to complement and enhance its conventional alumina based product lines. Coors Ceramics is a leader in introducing new commercial uses of ceramic components to replace metal or plastics in applications, such as components in paper making machines and valves for fluid dispensing.

      Coors Ceramics targets proven industrial markets and new market segments that it expects to provide growth potential, especially markets which are expected to grow more rapidly than the overall economy. These markets include:

        >    Power distribution, both in actual distribution
           equipment and high temperature electrostatic
           precipitators that remove particulates from power
           plant emissions;
        >    Fluid handling, primarily in the area of ceramic
           components in valves, pumps, and flow meters for chemical, food processing, and petrochemical applications; and
        >    Semiconductor equipment market as the supplier
           of pressure parts and assemblies.

     Management also anticipates near-term growth opportunities in the power tube and pressure sensor markets.

      Manufacturing and Raw Materials. Ceramic manufacturing involves several successive operations. Initially, a powder such as zirconia or alumina is mixed with a binding agent and other materials that provide the ultimate product with the desired performance characteristics. The second step involves forming operations, such as dry or isostatic pressing of powder or casting of a liquefied form of base material. The ceramic components may then undergo cutting operations to approximate the desired final configuration. The parts are usually then fired in a high temperature furnace and may require further grinding, finishing, metal plating or additional firing, depending upon component specifications. Coors Ceramics' manufacturing operations involve extensive testing and quality assurance procedures. The process for manufacturing fluoropolymer-based parts is similar to that of ceramic except that the parts are formed at a lower pressure and fired at a lower temperature.

      The raw materials Coors Ceramics uses in its operations are readily available from diverse sources. Coors Ceramics purchases alumina powder, the primary raw material for its manufacturing process, and other ceramic powders, binders, and raw materials from multiple sources.

      Coors Ceramics owns or leases approximately 2.1 million square feet of manufacturing space in the United States and abroad. Overall, Coors Ceramics operated at approximately 65% of its available capacity in 1998 primarily due to lower capacity utilization at plants, which primarily service the oilfield products, electronics, and semiconductor industries. Capacity utilization, not currently a major constraint, ranged between 32% and 79% at Coors Ceramics' 22 manufacturing facilities in 1998. These facilities specialize, to a certain degree, in a particular market and are located strategically to optimize customer service while minimizing manufacturing and transportation costs. Coors Ceramics continues to invest in computerized, high precision manufacturing equipment and believes it is well positioned for growth opportunities in both domestic and foreign markets. During 1998, Coors Ceramics completed capacity expansion at certain locations.

      Sales and Distribution. Coors Ceramics sells products primarily to manufacturers, including original equipment manufacturers, for incorporation into industrial applications and products. Coors Ceramics generates sales through direct sales employees located throughout the United States and Europe and manufacturers' representatives. Coors Ceramics' sales personnel, many with engineering expertise, receive substantial technical assistance and engineering support due to the highly technical nature of its products.

      International sales, primarily in Western European and Far East markets, constituted approximately 25%, 27%, and 29% of ceramic product sales in 1998, 1997, and 1996, respectively. Coors Ceramics selectively hedges the U.S. dollar against foreign currencies used in these markets in order to mitigate the effects of adverse currency fluctuations when sales are made in the foreign currency. The strength of the dollar relative to the currency of its customers or competitors may have an impact on Coors Ceramics' profit margins or sales to international customers.

      No single product line or class accounted for more than 10% of the Company's consolidated net revenue although sales of various product lines to the petrochemical, automotive, power generation and mining, and semiconductor industries comprised 16%, 13%, 12%, and 10%, respectively, of Coors Ceramics' 1998 consolidated net revenue.

       Coors Ceramics' 25 largest customers accounted for approximately 34% of its net sales for 1998, with no single customer representing more than 10% of Coors Ceramics' annual sales. Commitment to consistent high quality and customer service has earned Coors Ceramics sole supplier status with several major U.S. manufacturers and a dominant position with several other major customers.

      As of March 1, 1999, Coors Ceramics had backlog orders of approximately $82.9 million, as compared to $106.6 million as of March 1, 1998. Coors Ceramics will ship most of the 1999 backlog before the end of the second quarter of 1999. Customers may place annual orders, with shipments scheduled over a twelve-month period. Backlog orders may be higher for certain industrial product segments due to longer time periods between order and delivery dates under purchase orders. Sales are not seasonal but can be sensitive to overall economic conditions that affect the users of advanced ceramic products. Backlog is not necessarily indicative of past or future operating results.

      Competition. Competition in the advanced ceramics industry is vigorous and comes primarily from Kyocera Corporation (Japan), Morgan Crucible Co. (United Kingdom), NGK Insulators, Ltd. (Japan), and CeramTec AG (Germany). Principal competitive factors in the worldwide market include price (including the impact of currency fluctuations), quality, and delivery schedules. In recent years, competitive pressures have caused former major domestic manufacturers to go out of business or be acquired by foreign entities. A major competitor in most of the markets it serves, Coors Ceramics holds a prominent position in some product lines. It has maintained long standing relationships with major corporations based on consistent high product quality and customer service, which management believes is Coors Ceramics' advantage in domestic and certain foreign markets.

       Ceramic materials offer advantages over conventional materials for applications in which certain properties such as high electrical resistance, hardness, high-temperature strength, wear and abrasion resistance, and precise machinability are important. Ceramic products, however, face competition from metals and other materials. For example, plastics are substituting ceramic in certain computer and telecommunications applications because of their lower cost and lighter weight. Coors Ceramics believes that the overall value of ceramic products continues to be attractive to customers. In accordance with the strategy outlined above, Coors Ceramics continues to explore and evaluate the development or acquisition of companies with competing or complementary materials.

      Product Development.  Coors Ceramics continually undertakes
new   product   and  process  improvement  efforts   within   the
manufacturing operations including new or improved materials and processes.

Other Businesses

     In addition to the primary operating businesses, the Company owns other businesses (Other), primarily operating through its majority owned subsidiary, Golden Genesis Company (Golden Genesis). Golden Genesis' focus is on assembling and distributing solar electric systems. The Other businesses also include a real estate development partnership. Additionally, the historical results for the Other businesses include the operations of a biodegradable polymer project and a corn-wet milling facility that produced high-fructose corn syrup and refined corn starch. In 1997, the Company exited the high-fructose corn syrup business. During 1998, the Company exited the biodegradable polymer project. On January 31, 1999, the Company sold the remaining corn-wet mill operations. The Company is working toward exit strategies for all noncore businesses.

Dependence on Major Customer

      Sales to Coors Brewing accounted for approximately 12.1%, 15.5%, and 16.7% of the Company's consolidated sales for 1998, 1997, and 1996, respectively; however, future sales may vary from historical levels.

      In 1998, Graphic Packaging entered into a new five-year supply agreement with Coors Brewing to supply packaging products. The new agreement includes stated quantity commitments and requires annual repricing. In addition, this contract provides for a three-year extension to be negotiated by 2000. The Company also sold aluminum products and refined corn starch to Coors Brewing until the disposition of these businesses on March 1, 1997 and January 31, 1999, respectively. The Company will continue to attempt to increase its sales to unaffiliated customers to decrease dependence on Coors Brewing. The loss of Coors Brewing as a customer in the foreseeable future could have a material adverse effect on the Company's results of operations.

Research and Development

      The Company's ability to commercialize its technologies and compete effectively in its various markets depends significantly on its continued and timely development of innovative technology, materials, products and processes using advanced and cost-efficient manufacturing processes. Total research and development expenditures for the Company were $4.6 million, $15.6 million, and $15.3 million for 1998, 1997, and 1996, respectively. The Company's research and development expenditures have and are expected to continue to decrease as a percentage of net sales in the foreseeable future due to the decisions to reduce certain activities at Golden Technologies. The Company believes the remaining expenditures will be adequate to meet the strategic objectives of its two core businesses.

Patents, Proprietary Rights and Licenses

      Graphic Packaging, Coors Ceramics, and Golden Technologies each hold a number of patents and pending patent applications in the U.S. and in foreign countries. Their policy generally is to pursue patent protection that they consider necessary or advisable for the patentable inventions and technological improvements of their respective businesses. They also rely significantly on trade secrets, technical expertise and know-how, continuing technological innovations and other means, such as confidentiality agreements with employees, consultants and customers, to protect and enhance their competitive positions in their respective markets.

      Coors Ceramics considers the name "Coors" and the goodwill associated with it to be material to its customer recognition. As part of the spin-off from ACCo, Coors Ceramics received certain licensing rights to use the Coors name. In addition, the patent protection of Composipac is significant to Graphic Packaging's operations.

      The Company believes that its subsidiaries own or have the right to use the proprietary technology and other intellectual property necessary to their operations. Except as noted above, the Company does not believe that its success is materially dependent on the existence or duration of any individual patent, trademark or license or related group of patents, trademarks or licenses. The Other businesses also hold several patents and patent applications and licenses related to their businesses and technology development pursuits.

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

     Coors Ceramics has received a demand for payment arising out of contamination of a semiconductor manufacturing facility formerly owned by a subsidiary of Coors Ceramics, Coors Components, Inc. Colorado State environmental authorities are seeking clean up of soil and ground water contamination from a subsequent owner. Although Coors Ceramics does not believe it is responsible for the contamination or the cleanup, the parties agreed to a remediation plan. Coors Ceramics will manage the remediation and, after the first $500,000 in expenses, pay from 10 to 15 percent of the additional remediation costs. There is no estimate of potential clean up costs, although management does not believe it will be material.

      Coors Ceramics has received a Unilateral Administrative Order issued by the EPA relating to the Rocky Flats Industrial Park (RFIP) Site, and is participating with the RFIP group to perform an Engineering Evaluation/Cost Analysis on the property including investigation and sampling. There is no estimate of potential clean up costs, although management does not believe it will be material.

     Some of the Company's subsidiaries have been notified that they may be potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or similar state laws with respect to the remediation of certain sites where hazardous substances have been released into the environment. The Company cannot predict with certainty the total costs of remediation, its share of the total costs, the extent to which contributions will be available from other parties, the amount of time necessary to complete the remediation, or the availability of insurance. However, based on investigations to date, the Company believes that any liability with respect to these sites would not be material to the financial condition or results of operations of the Company, without consideration for insurance recoveries. There can be no certainty, however, that the Company will not be named as a PRP at additional sites or be subject to other environmental matters in the future or that the costs associated with those additional sites or matters would not be material.

     In addition, the Company has received demands arising out of alleged contamination of various properties currently or formerly owned by the Company. In management's opinion, none of these claims will result in liability that would materially affect the Company's financial position or results of operations.


Year 2000 Readiness Disclosure

     The Year 2000 issue arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results disrupting normal business operations.

     Management has implemented an enterprise-wide program to prepare the Company's financial, manufacturing and other critical systems and applications for the year 2000. The program includes a task force established in March 1998 that has the support and participation of upper management and includes individuals with expertise in risk management, legal and information technologies. The Board of Directors monitors the progress of the program on a quarterly basis. The task force's objective is to ensure an uninterrupted transition to the year 2000 by assessing, testing, and modifying all information technology (IT) and non-IT systems, interdependent systems, and third parties such as suppliers and customers.

     The Year 2000 task force has taken an inventory of all IT and non-IT systems. This inventory categorizes potential systems date failures into three categories: "major" (critical to the production and could be business threatening with no short-term alternatives available); "limited" (disrupting to the business operations with short-term solutions available); and "minor" (inconsequential to the business operations). The task force has prioritized the program to focus first on "major" systems. It is the Company's goal to have all systems Year 2000 compliant no later than September 1, 1999.

     IT Systems - The Company is primarily using internal resources to remediate IT systems. External resources are used to assist in testing compliance of IT systems. The Company does not rely on any one IT system. The majority of the IT systems have been recently purchased from third party vendors. These systems were already Year 2000 compliant or had Year 2000 compliance upgrades. As of December 31, 1998, approximately 80% of the Company's IT systems are Year 2000 compliant.

     Non-IT Systems - The Company has approximately 40 manufacturing facilities with varying degrees of non-IT systems (such as printing presses, automated kiln systems, statistical process control systems, ink mixing systems, quality control systems, and machining equipment). The vast majority of these facilities are located in North America. To ensure Year 2000 compliance for non-IT systems, the Year 2000 task force has contacted the suppliers of these non-IT systems and obtained statements that the systems are Year 2000 compliant and is in the process of testing Year 2000 compliance. The majority of these non-IT systems use time intervals instead of dates and are Year 2000 compliant. Thus, the Company believes that potential disruptions of such systems due to the Year 2000 issue should be minimal. As of December 31, 1998, approximately 90% of the Company's "major" and "limited" non-IT systems are Year 2000 compliant. The "minor" non-IT systems are in various stages of compliance.

     Third Parties - The Year 2000 task force has been in contact with key suppliers and customers to minimize potential business disruptions related to the Year 2000 issue between the Company and these third parties. The task force has focused on suppliers and customers that are classified as "major" and "limited". While the Company cannot guarantee compliance by third parties suppliers, the Company has developed contingency plans to ensure the availability of inventory supplies in the event a supplier is not Year 2000 compliant.

     Contingency Plans - The Company is in the process of finalizing contingency plans in the event there are Year 2000 failures related to the Company's IT and non-IT systems and/or key third parties. The Company's manufacturing facilities are not interdependent in terms of non-IT systems and its facilities utilize a diverse range of non-IT systems (i.e., printing presses, kilns, and other manufacturing equipment). In addition, no one facility accounts for a significant amount of revenue. Thus, the contingency plan includes for non-IT systems the transfer of production between facilities and manufacturing equipment. Currently, the Company believes that there is enough manufacturing capacity to accommodate the contingency plan.

     The Company's IT systems are also not heavily interdependent between facilities and key third parties and the Company utilizes a diverse range of IT systems. The contingency plan for IT systems includes the ability to transfer transaction processing, record keeping, and compliance work between facilities and maintaining "hard" copies of critical information.

     The Company is not dependent on any one supplier. The Company has established back-up suppliers and will maintain adequate inventory levels at December 31, 1999 to minimize the potential business disruption in the event of a Year 2000 failure by a supplier.

     Costs - Through December 31, 1998, the Company has spent approximately $0.5 million out of an estimated total $1.8 million related to the Year 2000 issue. These costs include the costs incurred for external consultants and professional advisors and the costs for software and hardware. The Company has not separately tracked internal costs such as payroll related costs for its information technologies group and other employees working on the Year 2000 project. The Company expenses all costs related to the Year 2000 issue as incurred. These costs are being funded through operating cash flows.

     The Company's current estimate of the time and costs related to the remediation of the Year 2000 issue are based on the facts and circumstances existing at this time. New developments could affect the Company's estimates to remediate the Year 2000 issue. These development's include, but are not limited to: (i) the availability and cost of personnel trained in this area; (ii) the ability to identify and remediate all IT and non-IT systems;
(iii) unanticipated failures in IT and non-IT systems; and (iv) the planning and Year 2000 compliance success that key customers and suppliers attain.


Employees

      As  of  March 1, 1999, the Company had approximately  5,600 full-time employees. Management considers its employee relations to be good.

ITEM 2.  PROPERTIES

     The Company believes that its facilities are well maintained and suitable for their respective operations. The table below lists the Company's plants and most other physical properties and their locations and general character:

Facility             Location                       Character

ACX Technologies:
Company Headquarters Golden, Colorado

Graphic Packaging:
Manufacturing        Boulder, Colorado(2)           Folding Carton/Labels
Manufacturing        Lawrenceburg, Tennessee        Folding Carton
Manufacturing        Richmond, Virginia             Folding Carton
Manufacturing        Bow, New Hampshire             Folding Carton
Manufacturing        Centralia, Illinois            Folding Carton
Manufacturing        Ft. Smith, Arkansas            Folding Carton
Manufacturing        Mitchell, South Dakota         Folding Carton
Manufacturing        Lumberton, North Carolina      Folding Carton
Manufacturing        Saratoga Springs, New York     Folding Carton
Manufacturing        Golden, Colorado               Labels
Manufacturing        Malvern, Pennsylvania          Flexible Packaging
Manufacturing        Franklin, Ohio                 Flexible Packaging
Manufacturing        Richmond, British Columbia(2)  Flexible Packaging
Manufacturing        Winnipeg, Manitoba             Flexible Packaging
Manufacturing        Mississauga, Ontario(2)        Flexible Packaging
Manufacturing        Charlotte, North Carolina      Flexible Packaging
Manufacturing        Terrebonne, Quebec             Flexible Packaging
Company Offices      Golden, Colorado(2)

Coors Ceramics:
Manufacturing        Benton, Arkansas(1)            Ceramic Products
Manufacturing        Milpitas, California(2)        Ceramic Products
Manufacturing        Grand Junction, Colorado       Ceramic Products
Manufacturing        Chattanooga, Tennessee         Ceramic Packages
Manufacturing        Hillsboro, Oregon              Ceramic Products
Manufacturing        Lawrence, Pennsylvania(2)      Ceramic Products
Manufacturing        Norman, Oklahoma               Ceramic Products
Manufacturing        Oklahoma City, Oklahoma(5)     Ceramic Products
Manufacturing        Glenrothes, Scotland           Ceramic Products
Manufacturing        Oak Ridge, Tennessee(3)        Ceramic Products
Manufacturing        Austin, Texas(2)               Ceramic Products
Manufacturing        Odessa, Texas                  Ceramic Products
Manufacturing        El Segundo, California(2)      Fluoropolymer Products
Manufacturing and    Golden, Colorado(4)            Ceramic Products
  Company Offices

Golden Technologies:
Company Offices      Golden, Colorado(2)

Solar Energy Business:
Integration and
  Distribution       Scottsdale,Arizona(2)          Solar Panel
                                                      Integration and
                                                      Distribution
Manufacturing        Chatsworth, California(2)      Solar Panel
                                                      Manufacturing
Manufacturing        San Luis Obispo, California(2) Solar Panel
                                                      Manufacturing
Manufacturing        Sacramento, California(2)      Solar Panel
                                                      Manufacturing
Manufacturing        La Rioja, Argentina            Solar Panel
                                                      Manufacturing
Company Offices      Golden, Colorado(2)


(1)  Two facilities.
(2)  Leased facilities.
(3)  Three facilities, one of which is leased.
(4)  Four facilities, one of which is leased.
(5)  Two facilities, one of which is leased.

      The operating facilities of the Company are not constrained by capacity issues.


ITEM 3.  LEGAL PROCEEDINGS

       In the ordinary course of business, the Company's subsidiaries are subject to various pending claims, lawsuits and contingent liabilities, including claims by current or former employees relating to employment, sexual harassment, or termination. In each of these cases, the Company is vigorously defending against them. The Company does not believe that disposition of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations. For specific information regarding environmental legal proceedings, see "Environmental Matters."

       In February 1998, a subsidiary of Golden Technologies was sued in the State District Court for Weld County, Colorado by Johnstown Cogeneration Company for breach of a supply agreement to purchase thermal energy for the Johnstown, Colorado plant. Golden Technologies claims that its facility no longer had requirements for thermal energy under the supply agreement as that agreement was written and performed due to the March 1997 shut down of the high fructose corn syrup operations. Golden Technologies further claims that it had no obligation to modify existing equipment to take thermal energy. This case is in the discovery stage and, although the outcome of litigation is never certain, management does not believe that it will have a material adverse effect on the Company's financial condition or results of operations. The Company sold the Johnstown, Colorado plant in January 1999.

      In January 1997, Golden Technologies and several suppliers of high fructose corn syrup were sued in the U.S. District Court for the District of Oregon by a candy company claiming violation of federal and state antitrust laws in sales of corn syrup. Golden Technologies was only an occasional and minor supplier to the plaintiff and was dismissed from the case in 1998.

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

      In December 1996, the Company brought an action in Colorado
State  court  relating  to a construction contract  dispute.   In
November 1998, this case was settled and the Company recovered a significant portion of the amount claimed.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1998.



                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

      The  Company's common stock is quoted on the New York Stock
Exchange under the symbol ACX. The range of the high and low sales price per share for each quarter of 1998 and 1997 were as follows:

   Market Price            1998                   1997
                    --------------------   -------------------
                    High       Low         High       Low
                    ---------  ---------   ---------  --------
   First Quarter    $25        $22 1/2     $19 7/8    $17 3/4
   Second Quarter   $25 3/4    $21 1/16    $22 11/16  $17 3/4
   Third Quarter    $22 3/4    $12 7/16    $27 3/8    $22 5/8
   Fourth Quarter   $15 13/16  $ 9 13/16   $27 1/4    $24 7/16

     During 1998 and 1997, no dividends were paid by the Company. At this time, the Company anticipates that it will retain any earnings and that the Company will not pay dividends to its shareholders in the foreseeable future. Also, the Company's credit facilities require maintenance of certain financial ratios that may affect its ability to pay dividends.

       On   March   1,  1999,  there  were  approximately   2,522
shareholders of record of the Company's common stock.


ITEM 6.  SELECTED FINANCIAL DATA


                           Financial Highlights - Five Year Overview

In thousands, except per
share and ratio data        1998      1997     1996       1995      1994
                        --------  --------  --------  --------  --------
Summary of Operations

Net sales               $988,391  $731,085  $712,380  $660,853  $578,705
                        --------  --------  --------  --------  --------

Gross profit            $194,445  $178,611  $156,525  $152,824  $120,172

Selling, general
  and administrative
  expenses              $106,105  $107,190   $93,247   $91,383   $81,721
Asset impairment
  and restructuring
  charges                 33,210    21,880    34,642     2,735       ---
                        --------  --------  --------  --------  --------
Operating income         $55,130   $49,541   $28,636   $58,706   $38,451
                        --------  --------  --------  --------  --------
Income from continuing
  operations             $21,265   $27,716   $11,409   $31,247   $19,683
                        --------  --------  --------  --------  --------
Per basic share of
  common stock:
  Continuing operations    $0.75     $0.99     $0.41     $1.17     $0.75
  Net income(loss) a,b     $0.75     $0.99    ($3.30)    $0.89     $0.76

Per diluted share of
  common stock :
  Continuing operations    $0.73     $0.96     $0.40     $1.14     $0.74
  Net income(loss) a,b     $0.73     $0.96    ($3.23)    $0.87     $0.75


Financial Position

Working capital         $152,544  $158,551  $154,626  $168,801  $146,678
Total assets            $961,205  $701,196  $676,692  $785,486  $760,290
Current maturities
  of debt               $ 86,300       ---       ---       ---    $3,600
Long-term debt          $233,000  $100,000  $100,000  $100,000  $108,295
Shareholders' equity    $447,955  $430,531  $397,903  $488,374  $457,454


Other Information

Total debt to
  capitalization           41.6%     18.8%     20.1%     17.0%     19.7%
Net book value per
  share of common
  stock                   $15.76    $15.17    $14.24    $18.14    $17.19


a   Asset impairment and restructuring charges resulted in a loss per diluted share impact of $0.69, $0.47, $0.81, and $0.06 in 1998, 1997, 1996, and 1995, respectively.

b   During  1996  the  Company  discontinued  the  operations  of
Golden Aluminum Company. The income (loss) per diluted share for Golden Aluminum was $(3.63), $(0.27), and $0.01 for 1996, 1995,
and 1994, respectively.



ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

General Overview

      ACX Technologies, Inc. (the Company), together with its subsidiaries, is a diversified, value added manufacturing organization focused on pioneering differentiated customer solutions. Two business segments compose the majority of the Company's results from operations: the packaging business, operated through Graphic Packaging Corporation (Graphic Packaging), and the ceramics business, operated through Coors Ceramics Company (Coors Ceramics).

      Graphic Packaging is a nonintegrated manufacturer of both folding carton and flexible packages and participates in the beverage, frozen food, dried good, soap and detergent, bakery, tobacco, pet food, confectionery, quick service restaurant, coffee, photographic, and personal care markets. In January 1998, the Company acquired Britton Group plc (Britton). Britton operated through two principal divisions: folding cartons and plastics. The folding cartons division, Universal Packaging Corporation (Universal Packaging), is a nonintegrated manufacturer of folding cartons in the United States, with capabilities in design, printing, and manufacturing of multicolor folding cartons. The Company sold the plastics division of Britton in April 1998. In March 1996, Graphic Packaging acquired Gravure Packaging, Inc., (Gravure) located in Richmond, Virginia.

      Coors Ceramics develops, manufactures, and sells advanced technical ceramic products and other engineered materials across a wide range of product lines for a variety of custom applications. Coors Ceramics, which has been in business for more than 78 years, is the largest U.S.-owned, independent manufacturer of advanced technical ceramics. The majority of Coors Ceramics' 1998 sales were to the automotive, petrochemical, power generation and mining, semiconductor equipment, telecommunications, and pulp and paper industries.

     In addition to the primary operating businesses, the Company owns other businesses (Other), primarily operating through its majority owned subsidiary, Golden Genesis Company (Golden Genesis). Golden Genesis' focus is on assembling and distributing solar electric systems. The Other businesses also include a real estate development partnership. Additionally, the historical results for the Other businesses include the operations of a biodegradable polymer project and a corn-wet milling facility that produced high-fructose corn syrup and
refined  corn  starch.   During  1998,  the  Company  exited  the
biodegradable polymer project. In 1997, the Company exited the high-fructose corn syrup business. On January 31, 1999, the Company sold the remaining corn-wet mill operations. The Company is working toward exit strategies for all noncore businesses.

      This financial review presents the Company's operating results for each of the three years in the period ended December 31, 1998, and its financial condition at December 31, 1998 and
1997. This review should be read in connection with the information presented in the Consolidated Financial Statements and the related notes thereto.

Discontinued Operations

     In 1996, the Board of Directors adopted a plan to dispose of the Company's aluminum rigid container sheet business operated by Golden Aluminum Company (Golden Aluminum). In conjunction with this decision, the Company recorded pretax charges of $155 million for anticipated losses upon the disposition and estimated operating losses of the business through the disposition date. In March of 1997, the sale of Golden Aluminum was completed for $70 million, including a nonrefundable $10 million which was paid at closing and $60 million due within two years. Subsequently, the due date was extended to September 1, 1999. In accordance with the purchase agreement and subsequent extension, the purchaser has the right to return Golden Aluminum to the Company prior to September 1, 1999 in discharge of the $60 million obligation. In this event, the Company will pursue alternative means to dispose of this business.

      The historical operating results and the estimated loss on the sale of Golden Aluminum have been segregated as discontinued operations on the accompanying Consolidated Income Statement for all periods presented. Substantially all the assets of Golden Aluminum were sold as of December 31, 1997. Discontinued operations have not been segregated on the Consolidated Statement of Cash Flows. Accordingly, the Consolidated Statement of Cash Flows includes sources and uses of cash for Golden Aluminum.

      From the acquisition date of Britton, the Company accounted for the plastics division as a discontinued operation. Therefore, due to purchase accounting, neither the operation of the plastics division nor its disposition had an impact on the Company's results of operations.

Results from Continuing Operations

Consolidated

      Net Sales

      Net sales for 1998 totaled $988.4 million, an increase of $257.3 million, or 35.2%, over 1997 net sales of $731.1 million. The January 14, 1998 acquisition of Universal Packaging accounted for the increase in net sales. Partially offsetting this increase,  1998  net  sales  at Coors  Ceramics  were  down  2.7%
compared with 1997, primarily due to weaker sales to semiconductor, pulp and paper, and electronics customers. Net sales for 1997 increased $18.7 million, or 2.6%, over 1996 net sales of $712.4 million. Sales growth in 1997 was driven by increases at both Coors Ceramics and Graphic Packaging, partially offset by sales declines in the Other businesses.

     Net sales to Coors Brewing Company (Coors Brewing) consisted of packaging products and refined corn starch and accounted for 12.1%, 15.5%, and 16.7% of 1998, 1997, and 1996 total revenues, respectively. On January 31, 1999, the Company sold its corn-wet milling operation and ceased to sell refined corn starch. The Company continues to pursue new markets and customers in an effort to be less dependent upon Coors Brewing.

      The Company had 1998 sales to customers outside the United States, primarily in Canada and western Europe, of $137.4 million, or 13.9% of total net sales. This compares to foreign sales of $149.0 million, or 20.4% of total sales, in 1997. In
1996,  foreign sales accounted for $134.3 million,  or  18.8%  of total net sales. The decrease in foreign sales in 1998 is attributable to the strength of the U.S. dollar and currency related price competition.

     Future years' sales growth is expected to be slightly better than the U.S. economy growth rate at Coors Ceramics and slightly better than the packaging industry rates for Graphic Packaging. This growth will be enhanced by the pursuit of niche acquisitions, additional base business revenues, and the strength of relationships with existing customers for their future needs. The Company intends to work toward exiting its other noncore businesses.

      Gross Margin

      Consolidated gross margin was 19.7%, 24.4%, and 22.0% for 1998, 1997, and 1996, respectively. The lower consolidated gross margin reflects lower gross margins at both Graphic Packaging and Coors Ceramics. Graphic Packaging's lower margins in 1998 resulted from the acquisition of Universal Packaging, which has lower comparative margins. Graphic Packaging's base business margins were also lower in 1998 compared with 1997 due to competitive pricing pressures in the industry and underutilization of some of its flexible packaging assets. Coors Ceramics margins declined as a result of price competition, particularly in international markets due to the strength of the U.S. dollar vis-a-vis certain foreign currencies. In 1997, Graphic Packaging enjoyed higher gross margins as compared to 1996 due to increased sales volumes, productivity gains, operating efficiencies, and the Gravure acquisition. Partially offsetting these gains in 1997, Coors Ceramics experienced slight declines in margins, primarily due to lower margins on certain sales resulting from currency influenced price competition.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses for 1998, 1997, and 1996 were $106.1 million, $107.2 million, and $93.2 million, which represented 10.7%, 14.7%, and 13.1% of net sales, respectively. The decreased selling, general and administrative expenses in 1998 reflect the addition of Universal Packaging, which operates with lower overhead expenses, and a reduction of research and development expenses related to the Company's decision to exit its developmental businesses. The increase in 1997 is attributable to the inclusion of a full year of expenses for the solar electric businesses acquired in November 1996.

Operating Income from
Continuing Operations by Segment
(In millions)                             1998   1997   1996
                                         -----  -----  -----
Before asset impairment and
  restructuring charges:
Graphic Packaging                        $59.5  $44.8  $41.0
Coors Ceramics                            40.7   48.2   44.2
Other businesses                          (2.9) (11.4) (13.8)
Corporate                                 (8.9) (10.2)  (8.2)
                                         -----  -----  -----
Operating income before asset
  impairment and restructuring charges    88.4   71.4   63.2

Asset impairment and restructuring
  charges:
Graphic Packaging                        (21.3)  (2.1)   ---
Coors Ceramics                           (11.8)   ---    ---
Other businesses                          (0.1) (19.8) (34.6)
                                         -----  -----  -----
Operating income after asset impairment
  and restructuring charges              $55.2  $49.5  $28.6
                                         =====  =====  =====

      Consolidated operating income for 1998, excluding asset impairment and restructuring charges, grew to $88.4 million, an increase of 23.8% over 1997 operating income before asset impairment and restructuring charges. The addition of Universal Packaging accounted for this increase, partially offset by an operating income decline at Coors Ceramics. Consolidated operating income for 1997, excluding asset impairment and restructuring charges, grew to $71.4 million, an increase of $8.2 million, or 13.0%, over 1996 operating income before asset impairment and restructuring charges. Record operating income in 1997 at both Coors Ceramics and Graphic Packaging contributed to this increase.

     Asset Impairment Charges

      The Company recorded a total of $31.2 million, $16.6 million, and $32.2 million in asset impairment charges in 1998, 1997, and 1996, respectively. In 1998, goodwill write downs totaled $5.5 million, with the remainder of the charge consisting of fixed asset impairments. There were no goodwill write downs in 1997 or 1996.

     Graphic Packaging: Graphic Packaging recorded $18.5 million in asset impairment charges in 1998. Deterioration of its performance at certain facilities and increased competitive conditions led management to review the carrying amounts of long-lived assets and goodwill in conjunction with an overall restructuring plan. (See Restructuring Charges below.) Specifically, forecasted operating cash flows did not support the carrying amount of certain long-lived assets and goodwill at Graphic Packaging's Franklin, Ohio operation. In addition, management decided to offer for sale the Vancouver, British Columbia operation and close a divisional office in North Carolina. Therefore, the long-lived assets and related goodwill were written down to their estimated market values.

     Coors Ceramics: During 1998, Coors Ceramics recorded $11.8 million in asset impairment charges. A $6.2 million charge was taken in conjunction with the cancellation of Coors Ceramics' C-4 technology agreement with IBM. Changes in the market for C-4 applications extended the time frame for achieving commercial sales beyond original expectations. The lack of near term commercial sales opportunities, combined with increasing overhead costs, prompted the Company to negotiate termination of the agreement with IBM. Consequently, the Company wrote off the long-lived assets associated with this project. The Company recorded an additional $5.6 million asset impairment charge at the Chattanooga, Tennessee operation. Management decided to offer this operation for sale as strong offshore competition in the
electronic  package  market  made  it  uneconomical  to  have   a
manufacturing   facility  dedicated   to   this   product   line.
Consequently, the long-lived assets of the Chattanooga operations were written down to their estimated market values.

      Other: The Company recorded net asset impairment charges of $0.9 million in its Other businesses. These charges include a
$1.0 million asset impairment charge to write down long-lived assets of Solartec, S.A., a solar electric subsidiary in Argentina. Since acquiring Solartec in November 1996, operating cash flows have been below original expectations. As a result, the Company recorded this impairment to reduce the carrying value of its investment in Solartec to its estimated fair market value. In addition, the Company recorded a $0.4 million asset impairment charge related to the consolidation and outsourcing of certain manufacturing activities at Golden Genesis. As a result, certain long-lived assets became impaired and were written down to their estimated market value. Also during 1998, the Company sold certain equipment formerly used in the biodegradable polymer project for approximately $0.5 million. These assets had been previously written off as an asset impairment, so the resulting gain on sale of these assets was netted against the 1998 asset impairment charge.

      During 1997, the Company recorded a $16.6 million asset impairment charge when it adopted a plan to limit future funding for the biodegradable polymer project. This decision reduced expected future cash flows for this activity to a level below the carrying value of the manufacturing and intangible assets of this project. In 1996, the Company recorded $32.2 million in asset impairment charges related to the corn-wet milling business and the solar panel manufacturing activity. The assets of the corn-wet milling business became impaired when unfavorable market conditions decreased ongoing customer purchase commitments and anticipated future net cash flows. The solar panel manufacturing activity assets became impaired due to a lack of a currently viable market for cadmium telluride solar panels, the lack of an alternative use for panel manufacturing assets, and the Company's move from manufacturing to solar electric distribution.

     Restructuring Charges

     The  Company  recorded restructuring charges  totaling  $2.0 million, $5.3 million, and $2.4 million in 1998, 1997, and 1996, respectively. The following table summarizes accruals related to these restructuring charges:

                                 Corn
                  Biodegradable Syrup  Graphic   Graphic
                   Polymer Exit  Exit Packaging Packaging
(In millions)          Plan      Plan Corporate Operations Other Total
                  ------------- ----- --------- ---------- ----- -----
1996 restructuring
  charges             $---      $---     $---      $---    $2.4   $2.4
Cash paid              ---       ---      ---       ---    (0.2)  (0.2)
Non-cash expenses      ---       ---      ---       ---    (0.4)  (0.4)
                     -----     -----    -----    ------   -----   -----
Balance,
 December 31, 1996     ---       ---      ---       ---     1.8    1.8

1997 restructuring
  charges              0.9       2.3      2.1       ---     ---    5.3
Cash paid             (0.5)     (1.4)    (0.2)      ---    (1.8)  (3.9)
Non-cash expenses      ---       ---     (0.2)      ---     ---   (0.2)
                     -----     -----    -----    ------   -----  -----
Balance,
 December 31, 1997     0.4       0.9      1.7       ---     ---    3.0

1998 restructuring
  charges              ---      (0.8)     ---       2.8     ---    2.0
Cash paid             (0.4)     (0.1)    (1.7)     (1.0)    ---   (3.2)
                     -----     -----    -----    ------   -----  -----
Balance,
 December 31, 1998    $---      $---     $---      $1.8    $---   $1.8
                     =====     =====    =====    ======   =====  =====

      Graphic Packaging: During 1998, the Company instituted a restructuring plan related to certain Graphic Packaging operations and recorded $2.8 million in restructuring charges. This plan included the consolidation and realignment of certain administrative functions and the downsizing of its Franklin, Ohio operation. This plan resulted in the elimination of approximately 20 administrative and 65 manufacturing positions with related severance costs of approximately $2.5 million. This plan also included approximately $0.3 million in other exit costs related to the closure of a divisional office in North Carolina. The Company made cash payments of $1.0 million in the fourth quarter of 1998 and expects to make the remaining cash outlays and complete this restructuring plan in the first half of 1999.

      In December 1997, the Company recorded a $2.1 million charge related to the closure of the Graphic Packaging corporate offices in Wayne, Pennsylvania. This closure resulted in severance and outplacement costs of $1.1 million for approximately 22 administrative employees. The Company made cash payments of $1.7 million and $0.2 million related to this plan in 1998 and 1997, respectively.

      Other: During 1997, the Company eliminated 40 research and administrative positions and recorded approximately $0.9 million in severance and outplacement costs related to the biodegradable polymer project. The Company made cash outlays of approximately $0.4 million and $0.5 million related to this plan in 1998 and 1997, respectively.

      The Company adopted a plan to exit the high-fructose corn syrup business in 1997. As a result, the Company eliminated approximately 70 manufacturing and administrative positions and recorded $2.3 million in severance and other exit costs. The Company made approximately $0.1 million and $1.4 million in cash outlays related to this plan in 1998 and 1997, respectively. In the fourth quarter of 1998, the Company determined that the liability remaining for this exit plan was not required. Accordingly, the remaining liability was reversed and netted against the 1998 restructuring charges.

     In 1996, the Company recorded $2.4 million in restructuring charges related to certain management realignments made in the solar electric distribution business resulting in the elimination of 16 administrative positions. Approximately $1.8 million and $0.2 million were paid for severance and other exit costs related to this charge in 1997 and 1996, respectively.

     Interest Expense and Interest Income

     Interest expense for 1998, 1997, and 1996 was $25.6 million, $8.7 million, and $8.2 million, respectively. The increase in 1998 reflects additional borrowings used to finance the Britton acquisition, along with interest on debt assumed in the acquisition. The $0.5 million increase in 1997 resulted primarily from lower capitalized interest amounts associated with fewer large capital projects in 1997.

      Interest  income  for  1998, 1997, and  1996  totaled  $5.5
million,  $5.7  million,  and  $1.3 million,  respectively.   The
decrease from 1997 to 1998 reflects the lower cash balances resulting from the Company's acquisition of Britton in 1998. The increase in interest income between 1996 and 1997 reflects imputed interest on the Company's note receivable related to the sale of Golden Aluminum.

      Income Taxes

      The consolidated effective tax rate for the Company in 1998 was 40.2% compared to 39.9% in 1997 and 49.1% in 1996. The higher tax rate in 1996 compared with 1998 and 1997 resulted from a lower 1996 earnings base, which increased the impact of non-deductible items. In addition, no tax benefit was taken for built-in losses on a subsidiary experiencing tax losses and for capital losses that may not be deductible due to a lack of offsetting capital gains. The Company expects to maintain its effective tax rate for future years at the historical rate of approximately 40%.

Graphic Packaging

      Graphic Packaging's net sales for 1998 were $623.9 million, an increase of $258.8 million, or 70.9%, over 1997 net sales of $365.1 million. The increase is attributable to the January 1998 acquisition of Universal Packaging and better than industry sales growth in its proprietary specialty packaging products. These gains were offset by significant pricing pressures for flexible packaging and volume declines to the tobacco market. Graphic Packaging's 1997 net sales increased $18.6 million, or 5.4%, over 1996 net sales of $346.5 million. The increase in net sales for 1997 was a result of additional volume in several markets including confectionery, bakery, snack food, and detergent. In 1998, 1997, and 1996, folding carton sales accounted for 75%, 55%, and 56% of total net sales, respectively, with flexible sales accounting for the balance of the business. Sales to Coors Brewing were approximately 18%, 29%, and 31% of Graphic Packaging's net sales for 1998, 1997, and 1996, respectively. Graphic Packaging expects to continue increasing sales to unaffiliated customers, thereby decreasing its dependence on Coors Brewing.

      Graphic Packaging's operating income for 1998 was $38.2 million, a decrease of $4.5 million, or 10.5%, compared to 1997 operating income of $42.7 million. Operating income for 1998 includes $21.3 million in asset impairment and restructuring charges discussed above. Excluding the asset impairment and restructuring charges in both periods, 1998 operating income increased $14.7 million, or 32.8%, over 1997 operating income. The addition of Universal Packaging, strong sales of specialty packaging, and reduced corporate costs account for this increase. These gains were partially offset by a significant decline in margins for flexible packaging products. Graphic Packaging's operating income for 1997 represented an increase of $1.6 million, or 3.9%, over 1996 operating income. The increase in 1997 operating income is primarily attributable to additional volume to the confectionery, bakery, snack food, and detergent markets, as well as productivity improvements, partially offset by $2.1 million in restructuring charges.

      Operating margins were 6.1%, 11.7%, and 11.8% for 1998, 1997, and 1996, respectively. The lower operating margin in 1998 reflects the asset impairment and restructuring charges discussed above and the relatively lower margins at Universal Packaging, partially offset by savings realized in the relocation of Graphic Packaging's corporate offices to Colorado in December 1997. Operating margin declines in 1997 related to restructuring charges, offset in part by the increased volumes discussed above.

      Graphic Packaging continues to focus on commercializing new products and processes to serve existing and new markets and to pursue acquisitions that complement its existing business. Graphic Packaging believes its strategy of being a value added packaging provider will continue to sustain its profitable growth into the future. The combination of innovative products, new state-of-the-art facilities, and focused acquisitions will continue to support its growth objectives in a highly competitive, consolidating industry.

Coors Ceramics

      Coors Ceramics' 1998 net sales were $296.6 million, a decline of $8.2 million, or 2.7%, over 1997 net sales of $304.8 million. The lower net sales in 1998 reflect downturns in sales to the semiconductor, pulp and paper, telecommunications, and petrochemical industries. Coors Ceramics' net sales for 1997 increased $28.4 million over 1996 net sales of $276.4 million. This 10.3% increase is primarily attributable to a rebound in the telecommunications, semiconductor and data processing industries and increased sales volumes to the petrochemical industry in 1997 over 1996. International sales as a percentage of total net sales were 25%, 27%, and 29% in 1998, 1997, and 1996, respectively. The relatively lower international sales in 1998 and 1997 were primarily attributable to lower sales dollars from some international customers due to currency influenced price competition resulting from the strong U.S. dollar vis-a-vis certain foreign currencies.

      Operating income for 1998 totaled $28.9 million, a decline of $19.3 million, or 40.0%, from 1997 operating income of $48.2 million. Excluding the asset impairment charges, operating income totaled $40.7 million, a decline of $7.5 million, or 15.6%, from 1997. Other than the asset impairment charges, the lower operating income in 1998 reflects a downturn in sales to customers in key market segments and the effects of currency influenced price competition resulting from a strong U.S. dollar. Operating income for 1997 rose $4.0 million, or 9.1%, over 1996 operating income of $44.2 million. The increase between 1996 and 1997 operating income is attributable to increases in sales volumes described above partially offset by margin erosion due to currency influenced price competition.

      Operating margins declined in 1998 to 9.7% from 15.8% in 1997. The lower operating margins in 1998 reflect $11.8 million in asset impairment charges discussed above, lower sales volumes in higher margin semiconductor and pulp and paper industry product lines, and currency influenced price competition. Operating margins decreased slightly in 1997 to 15.8% compared to 16.0% in 1996, primarily due to currency influenced price competition.

      In 1999, Coors Ceramics will continue its efforts to grow through new product development, expanded market share in its current product lines, vertical integration in key industries such as semiconductor, and the addition of new materials and processes to its product mix. The 1999 outlook is dependent upon the continued strength of key segments of the U.S. and European economies, effective capacity utilization, and Coors Ceramics' ability to compete abroad.

Other

      Net sales for the Other businesses in 1998 totaled $67.9 million, an increase of $6.8 million, or 11.1%, over 1997 net sales of $61.1 million. The increase reflects higher sales volumes due to acquisitions of solar electric distributors by Golden Genesis. Net sales in 1997 reflected a decrease of $28.4 million, or 31.7%, compared to 1996 net sales of $89.5 million. The Company's decision to exit the high-fructose corn syrup business, partially offset by a full year of sales for Golden Genesis, acquired in November 1996, caused this decrease.

      The Other businesses reported an operating loss of $3.0 million in 1998. This compares favorably to the operating loss of $31.2 million in 1997. The 1997 operating loss includes $19.8 million in asset impairment and restructuring charges discussed above. Excluding the effects of asset impairment and restructuring charges, the additional improvement of $8.5 million between 1997 and 1998 reflects the Company's decision to exit certain noncore businesses. The 1997 operating loss of $31.2 million compares with a 1996 operating loss of $48.4 million, which includes $34.6 million in asset impairment and restructuring costs. Excluding the impact of the asset impairment and restructuring charges, the Other businesses' operating loss decreased 17.4%, or $2.4 million, between 1996 and 1997. The 1997 operating results include a full year of results from Golden Genesis and reflect the elimination of losses associated with the corn syrup business, partially offset by higher research and development expenses at the biodegradable polymer project early in 1997.

Financial Resources and Liquidity

      ACX Technologies' liquidity is generated from both internal and external sources and is used to fund short-term working capital needs, capital expenditures, acquisitions, and share repurchases. Internally generated liquidity is measured by net cash from operations, as discussed below, and working capital. At December 31, 1998, the Company's working capital was $152.5 million with a current ratio of 1.74 to 1.

      During 1998, the Company established a two-year, unsecured $250 million revolving credit facility. The Company may extend this facility for two additional one-year periods with the consent of the participating banks. Amounts borrowed under this facility bear interest under various pricing alternatives, including: (i) LIBOR plus a spread depending on the Company's debt ratings, or (ii) a competitive money market auction. In addition, the Company pays a commitment fee on the committed amount. At December 31, 1998, $120 million was outstanding under this line. The Company intends to replace this facility with longer-term financing prior to the expiration date of the facility.

      The Company has $100 million of senior notes outstanding under a private placement agreement bearing interest at an average rate of 8%. Of this amount, $70 million is due November 1, 1999, with the remaining $30 million due in November 2001. In addition, the Company assumed $92.5 million of senior notes through its acquisition of Britton. These notes bear interest at approximately 7.1% and are payable in installments between 1999 and 2006.

      The Company has entered into contracts to hedge the underlying interest rate on $175 million of anticipated long-term borrowings. These contracts lock an average risk-free rate of approximately 5.78% and expire on November 1, 1999. The anticipated borrowings will be used to refinance all or a portion of the revolving credit facility and the senior notes due in 1999. As of December 31, 1998, the unrecognized loss associated with these hedge contracts was approximately $15 million.

      During 1998, the Company's Board of Directors approved  the repurchase  of up to 5% of the outstanding common shares  of  the
Company.   As  of December 31, 1998, the Company had  repurchased
181,200 shares at an aggregate cost of $2.4 million.

      In March of 1997, the Company completed the sale of Golden Aluminum. This sale generated $10 million in cash at closing and is expected to generate an additional $60 million in cash in 1999 if the buyer does not return Golden Aluminum to the Company as permitted by the purchase agreement. The working capital of Golden Aluminum, which was not part of the sale agreement, was liquidated in 1997.

      As shown in the Consolidated Statement of Cash Flows, net cash provided by operations was $97.3 million, $117.4 million, and $46.2 million for 1998, 1997, and 1996, respectively. Cash generated in 1997 reflects the liquidation of the working capital of Golden Aluminum. The lower level of cash generated in 1996 relative to other years was primarily attributable to 1996 losses in discontinued operations.

      During 1998, 1997, and 1996, net cash from operations was used to fund capital requirements and acquisitions. Over this three-year period, total capital expenditures for the Company, excluding corporate, were $190.9 million, as follows:

(In millions)                            1998   1997   1996
                                        -----  -----  -----
Graphic Packaging                       $47.5  $18.0  $13.3
Coors Ceramics                           26.9   28.8   30.3
Other businesses                          3.4    9.1   12.6
Golden Aluminum - discontinued in 1996    ---    ---    1.0
                                        -----  -----  -----
                                        $77.8  $55.9  $57.2
                                        =====  =====  =====

      Consolidated capital spending during 1998 was primarily for facility expansions and reconfigurations as well as technological upgrades to machinery and equipment and related computer systems. The Company expects its capital expenditures for 1999 to be between $70 million and $80 million, primarily at Graphic Packaging. Graphic Packaging's 1999 capital budget includes completion of its new manufacturing facility in Golden, Colorado, along with equipment for additional capacity at existing plants and performance improvements to existing equipment. Coors Ceramics' capital budget is expected to be substantially less than in previous years and is planned to be focused on performance improvements to existing equipment. The Other businesses do not anticipate having significant capital expenditures in 1999.

      Acquisitions during 1998 utilized $300.8 million in cash, primarily for the acquisition of Britton. The Company plans to continue to pursue value added acquisitions that provide growth and synergies with its core businesses.

       The Company currently expects that cash flows from operations, the sale of certain assets, borrowings under its current credit facilities, and anticipated new borrowings will be adequate to meet the Company's needs for working capital, temporary financing for capital expenditures, share repurchases, debt repayments, and acquisitions.

      The impact of inflation on the Company's financial position and results of operations has been minimal and is not expected to adversely affect future results.

Environmental

     Some of the Company's subsidiaries have been notified that they may be potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or similar state laws with respect to the remediation of certain sites where hazardous substances have been released into the environment. The Company cannot predict with certainty the total costs of remediation, its share of the total costs, the extent to which contributions will be available from other parties, the amount of time necessary to complete the remediation, or the availability of insurance. However, based on investigations to date, the Company believes that any liability with respect to these sites would not be material to the financial condition and results of operations of the Company, without consideration for insurance recoveries. There can be no certainty, however, that the Company will not be named as a PRP at additional sites or be subject to other environmental matters in the future or that the costs associated with those additional sites or matters would not be material.

     In addition, the Company has received demands arising out of alleged contamination of various properties currently or formerly owned by the Company. In management's opinion, none of these claims will result in liability that would materially affect the Company's financial position or results of operations.

Year 2000 Readiness Disclosure

     The Year 2000 issue arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results disrupting normal business operations.

     Management has implemented an enterprise-wide program to prepare the Company's financial, manufacturing, and other critical systems and applications for the year 2000. The program includes a task force established in March 1998 that has the support and participation of upper management and includes individuals with expertise in risk management, legal, and information technologies. The Board of Directors monitors the progress of the program on a quarterly basis. The task force's objective is to ensure an uninterrupted transition to the year 2000 by assessing, testing, and modifying all information technology (IT) and non-IT systems, interdependent systems, and third parties such as suppliers and customers.

     The Year 2000 task force has taken an inventory of all IT and non-IT systems. This inventory categorizes potential systems date failures into three categories: "major" (critical to production and could be business threatening with no short-term alternatives available); "limited" (disrupting to the business operations with short-term solutions available); and "minor" (inconsequential to the business operations). The task force has prioritized the program to focus first on "major" systems. It is the Company's goal to have all systems Year 2000 compliant no later than September 1, 1999.

     IT Systems - The Company is primarily using internal resources to remediate IT systems. External resources are used to assist in testing compliance of IT systems. The Company does not rely on any one IT system. The majority of the IT systems have been recently purchased from third party vendors. These systems were already Year 2000 compliant or had Year 2000 compliance upgrades. As of December 31, 1998, approximately 80% of the Company's IT systems were Year 2000 compliant.

     Non-IT Systems - The Company has approximately 40 manufacturing facilities with varying degrees of non-IT systems (such as printing presses, automated kiln systems, statistical process control systems, ink mixing systems, quality control systems, and machining equipment). The vast majority of these facilities are located in North America. To ensure Year 2000 compliance for non-IT systems, the Year 2000 task force has contacted the suppliers of these non-IT systems and obtained statements that the systems are Year 2000 compliant and is in the process of testing Year 2000 compliance. The majority of these non-IT systems use time intervals instead of dates and are Year 2000 compliant. Thus, the Company believes that potential disruptions of such systems due to the Year 2000 issue should be minimal. As of December 31, 1998, approximately 90% of the Company's "major" and "limited" non-IT systems are Year 2000 compliant. The "minor" non-IT systems are in various stages of compliance.

     Third Parties - The Year 2000 task force has been in contact with key suppliers and customers to minimize potential business disruptions related to the Year 2000 issue between the Company and these third parties. The task force has focused on suppliers and customers that are classified as "major" and "limited." While the Company cannot guarantee compliance by third party suppliers, the Company has developed contingency plans to ensure the availability of inventory supplies in the event a supplier is not Year 2000 compliant.

     Contingency Plans - The Company is in the process of finalizing contingency plans in the event there are Year 2000 failures related to the Company's IT and non-IT systems and/or key third parties. The Company's manufacturing facilities are not interdependent in terms of non-IT systems, and its facilities utilize a diverse range of non-IT systems (i.e., printing presses, kilns, and other manufacturing equipment). In addition, no one facility accounts for a significant amount of revenue. Thus, the contingency plan includes for non-IT systems the transfer of production between facilities and manufacturing equipment. Currently, the Company believes that there is enough manufacturing capacity to accommodate the contingency plan.

     The Company's IT systems are also not heavily interdependent between facilities and key third parties and the Company utilizes a diverse range of IT systems. The contingency plan for IT systems includes the ability to transfer transaction processing, record keeping, and compliance work between facilities and maintaining "hard" copies of critical information.

     The Company is not dependent on any one supplier. The Company has established back-up suppliers and will maintain adequate inventory levels at December 31, 1999 to minimize the potential business disruption in the event of a Year 2000 failure by a supplier.

     Costs - Through December 31, 1998, the Company has spent approximately $0.5 million out of an estimated total $1.8 million related to the Year 2000 issue. These costs include the costs incurred for external consultants and professional advisors and the costs for software and hardware. The Company has not separately tracked internal costs such as payroll related costs for its information technologies group and other employees working on the Year 2000 project. The Company expenses all costs related to the Year 2000 issue as incurred. These costs are being funded through operating cash flows.

     The Company's current estimate of the time and costs related to the remediation of the Year 2000 issue are based on the facts and circumstances existing at this time. New developments could affect the Company's estimates to remediate the Year 2000 issue. These developments include, but are not limited to: (i) the availability and cost of personnel trained in this area; (ii) the ability to identify and remediate all IT and non-IT systems;
(iii) unanticipated failures in IT and non-IT systems; and (iv) the planning and Year 2000 compliance success that key customers and suppliers attain.

Factors That May Affect Future Results

      Certain statements in this document constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the
forward-looking  statements.   Specifically,  1)   the  Company's
ability to lessen its dependence on Coors Brewing is dependent on identifying and capturing new customers, successfully increasing sales to existing unaffiliated customers, and the success of the Company's marketing plans; 2) future years revenue growth is dependent on numerous factors, including the continued strength of the U.S. and key foreign economies, the relative position of the U.S. dollar vis-a-vis key European and Asian currencies, the actions of competitors and customers, the Company's ability to execute its marketing plans, and the ability of the Company to maintain or increase sales to existing customers and capture new business; 3) the Company's ability to grow through acquisitions depends on its ability to identify attractive and synergistic
acquisition   opportunities,   to   successfully   finance   such
acquisitions,  and  to  integrate  acquired  companies;  4)   the
Company's   ability  to  exit  noncore  businesses   depends   on
identifying and executing exit strategies for these businesses and other factors; 5) the Company's ability to maintain its effective tax rate at 40% depends on the current and future tax laws, the Company's ability to identify and use its tax credits,
and  other  factors;  6)   the ability of  Graphic  Packaging  to
sustain profitable growth is dependent on numerous factors, including its ability to successfully market its products to new and existing customers, the ability to develop and bring to market new products, the ability to complete its new facility on time and on budget and qualify its products with customers, the ability to successfully complete focused acquisitions (see number 3 above), and the success of its customers; 7) the Company's overall financial results and financial condition is dependent upon its customers and suppliers ability to execute their Year 2000 readiness plans; and 8) Coors Ceramics' ability to increase revenues and operating income is dependent upon its ability to continue its track record for new product innovation, general economic conditions such as the position of the U.S. dollar vis-a-vis other currencies, the availability and pricing of substitute materials such as metals and plastics, the performance of key
industry   segments  such  as  semiconductor,   automotive,   and
electronics, and other factors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Financial Statements


     Consolidated Financial Statements:                   Page(s)
                                                          -------
     Report of Independent Accountants                     30

     Consolidated Income Statement for the years
       ended December 31, 1998, 1997, and 1996             31-32

     Consolidated Statement of Comprehensive Income
        for the years ended December 31, 1998, 1997,
        and 1996                                           32

     Consolidated Balance Sheet at December 31, 1998
        and December 31, 1997                              33

     Consolidated Statement of Cash Flows for the
        years ended December 31, 1998, 1997, and 1996      34

     Consolidated Statement of Shareholders' Equity
        for the years ended December 31, 1998, 1997,
        and 1996                                           35

     Notes to Consolidated Financial Statements            36-53

     Schedule II - Valuation and Qualifying Accounts
        for the years ended December 31, 1998, 1997,
        and 1996                                           54



REPORT OF INDEPENDENT ACCOUNTANTS


To  the  Board of Directors and Shareholders of ACX Technologies,
Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ACX Technologies, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
Denver, Colorado
January 27, 1999




MANAGEMENT'S REPORT TO SHAREHOLDERS

     The preparation, integrity, and objectivity of the financial statements and all other financial information included in this Annual Report is the responsibility of the Management of ACX Technologies, Inc. The financial statements have been prepared in accordance with generally accepted accounting principles, applying estimates based on management's best judgment where necessary. Management believes that all material uncertainties have been appropriately accounted for and disclosed.

     The established system of accounting procedures and related internal controls provide reasonable assurance that the assets are safeguarded against loss and that the policies and procedures are implemented by qualified personnel.

     PricewaterhouseCoopers LLP, the Company's independent accountants, provide an objective, independent audit of the consolidated financial statements. Their accompanying report is based upon an examination conducted in accordance with Generally Accepted Auditing Standards including a review of the internal control structure and tests of accounting procedures and records.

     The Board of Directors, operating through its Audit Committee composed of outside directors, monitors the Company's accounting control systems, and reviews the results of the auditing activities. The Audit Committee meets at least quarterly, either separately or jointly, with representatives of management, the Company's independent accountants and internal auditors. To ensure complete independence, the Company's independent accountants and internal auditors have full and free access to the Audit Committee and may meet with or without the presence of management.


JED J. BURNHAM                     BETH A. PARISH
Chief Financial Officer            Controller and Principal
and Treasurer                      Accounting Officer



                       ACX TECHNOLOGIES, INC.
                   CONSOLIDATED INCOME STATEMENT
                (In thousands, except per share data)

                                          Years Ended December 31,
                                         1998       1997       1996
                                     --------   --------   --------
Sales                                $868,513   $617,762   $593,493
Sales to Coors Brewing                119,878    113,323    118,887
                                     --------   --------   --------
Total sales                           988,391    731,085    712,380

  Cost of goods sold                  793,946    552,474    555,855
                                     --------   --------   --------
Gross profit                          194,445    178,611    156,525

  Selling, general and
    administrative expense            106,105    107,190     93,247
  Asset impairment and
    restructuring charges              33,210     21,880     34,642
                                     --------   --------   --------
Operating income                       55,130     49,541     28,636

Other income (expense):
  Interest expense                    (25,595)    (8,666)    (8,177)
  Interest income                       5,454      5,688      1,254
  Miscellaneous--net                      576       (447)       696
                                     --------   --------   --------
Income from continuing operations
  before income taxes                  35,565     46,116     22,409

  Income tax expense                   14,300     18,400     11,000
                                     --------   --------   --------
Income from continuing operations      21,265     27,716     11,409

Discontinued operations:
Loss from discontinued operations
  of Golden Aluminum Company              ---        ---     (5,033)
Loss on disposal of Golden
  Aluminum Company                        ---        ---    (98,400)
                                     --------   --------   --------
Net income (loss)                     $21,265    $27,716   ($92,024)
                                     ========   ========   ========
Net income (loss) per basic share
  of common stock:

  Continuing operations                 $0.75      $0.99      $0.41

  Discontinued operations                 ---       ---       (3.71)
                                     --------   --------   --------
Net income (loss) per basic share       $0.75      $0.99     ($3.30)
                                     ========   ========   ========
Weighted average shares
  outstanding - basic                  28,504     28,118     27,899
                                     ========   ========   ========
Net income (loss) per diluted
  share of common stock:

  Continuing operations                 $0.73      $0.96      $0.40

  Discontinued operations                 ---        ---      (3.63)
                                     --------   --------   --------
Net income (loss) per diluted
  share                                 $0.73      $0.96     ($3.23)
                                     ========   ========   ========
Weighted average shares
  outstanding - diluted                29,030    28,885      28,503
                                     ========   ========   ========

See Notes to Consolidated Financial Statements.



                     ACX TECHNOLOGIES, INC.
        CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                         (In thousands)

                                          Years Ended December 31,
                                         1998       1997       1996
                                     --------   --------   --------
Net income (loss)                     $21,265    $27,716   ($92,024)
                                     --------   --------   --------
Other comprehensive income:
  Foreign currency translation
    adjustments                        (3,218)    (3,127)       295
  Minimum pension liability
    adjustment, net of tax of $459       (688)       ---        ---
                                     --------   --------   --------
Other comprehensive income (loss)      (3,906)    (3,127)       295
                                     --------   --------   --------
Comprehensive income (loss)           $17,359    $24,589   ($91,729)
                                     ========   ========   ========

See Notes to Consolidated Financial Statements.



                    ACX TECHNOLOGIES, INC.
                  CONSOLIDATED BALANCE SHEET
              (In thousands, except share data)

                                                  December 31,
                                                 1998      1997
ASSETS                                       --------  --------
Current assets
  Cash and cash equivalents                   $26,196   $49,355
  Accounts receivable, less allowance
    for doubtful accounts of $3,978 in
    1998 and $3,101 in 1997                    90,679    77,276
  Accounts receivable from Coors Brewing        2,084     4,083
  Notes receivable                             60,568       ---
  Inventories                                 148,552   113,792
  Deferred income taxes                        20,090    10,946
  Other assets                                  9,986    14,560
                                             --------  --------
    Total current assets                      358,155   270,012

Properties, net                               373,691   249,624
Note receivable                                 3,360    56,549
Goodwill, net                                 206,583    56,883
Other assets                                   19,416    68,128
                                             --------  --------
Total assets                                 $961,205  $701,196
                                             ========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current maturities of debt                  $86,300      $---
  Accounts payable                             40,211    40,743
  Accounts payable to Coors Brewing               342     2,557
  Accrued salaries and vacation                17,782    24,571
  Accrued expenses and other liabilities       60,976    43,590
                                             --------  --------
  Total current liabilities                   205,611   111,461

Long-term debt                                233,000   100,000
Accrued postretirement benefits                27,652    27,453
Other long-term liabilities                    33,608    18,838
                                             --------  --------
  Total liabilities                           499,871   257,752

Minority interest                              13,379    12,913

Shareholders' equity
Preferred stock, nonvoting, $0.01 par
  value 20,000,000 shares authorized
  and no shares issued or outstanding             ---       ---
Common stock, $0.01 par value 100,000,000
  authorized and 28,415,000 and 28,373,000
  issued and outstanding at December 31,
  1998 and December 31, 1997                      284       284
Paid-in capital                               451,401   451,336
Retained earnings (accumulated deficit)         1,710   (19,555)
Accumulated other comprehensive income
  (loss)                                       (5,440)   (1,534)
                                             --------  --------
  Total shareholders' equity                  447,955   430,531
                                             --------  --------
Total liabilities and shareholders' equity   $961,205  $701,196
                                             ========  ========

See Notes to Consolidated Financial Statements.



                    ACX TECHNOLOGIES, INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS
                        (In thousands)

                                         Years Ended December 31,
                                        1998       1997       1996
                                     -------   --------   ---------
Cash flows from operating
  activities:
  Net income (loss)                  $21,265    $27,716   ($92,024)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating
    activities:
    Loss on disposal of
      discontinued operations,
      net of tax                         ---        ---     98,400
    Asset impairment and
      restructuring charges           34,488     21,880     34,642
    Depreciation and
      amortization                    57,507     42,663     49,523
    Change in deferred income
      taxes                            7,305     12,335     (6,058)
    Change in current assets and
      current liabilities, net of
      effects from acquisitions:
        Accounts receivable            2,865     11,603     10,882
        Inventories                   (1,232)    17,769     (2,893)
        Other assets                   5,369      7,349     (3,855)
        Accounts payable             (18,151)    (1,462)   (13,561)
        Accrued expenses and
          other liabilities          (12,300)   (21,792)   (31,656)
    Change in deferred items and
      other                              178       (649)     2,758
                                    --------   --------   --------
Net cash provided by operating
  activities                          97,294    117,412     46,158

Cash flows used in investing
  activities:
  Acquisitions, net of cash
    acquired                        (300,774)   (44,718)   (34,313)
  Additions to properties            (78,463)   (56,213)   (57,526)
  Proceeds from sales of assets      131,899     13,594      8,764
  Other                                 (369)    (4,283)    (1,250)
                                    --------   --------   --------
Net cash used in investing
  activities                        (247,707)   (91,620)   (84,325)

Cash flows from financing
  activities:
  Proceeds from issuance of debt     126,800        ---        ---
  Purchase of common shares           (2,389)       ---        ---
  Stock option exercise and other      2,843      7,892      1,152
                                    --------   --------   --------
Net cash provided by financing
  activities                         127,254      7,892      1,152

Cash and cash equivalents:
  Net increase (decrease) in cash
    and cash equivalents             (23,159)    33,684    (37,015)
  Balance at beginning of period      49,355     15,671     52,686
                                    --------   --------   --------
  Balance at end of period           $26,196    $49,355    $15,671
                                    ========   ========   ========

See Notes to Consolidated Financial Statements.



                         ACX TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (In thousands)

                                     Retained      Other
                    Common  Paid-in  Earnings  Comprehensive
                    Stock   Capital  (Deficit) Income (Loss)    Total
                    ------ --------  --------- ------------- --------
Balance at
 December 31, 1995   $269  $441,220  $45,587        $1,298   $488,374

Exercise of
 stock options        ---       308      ---           ---        308
Tax benefit of
 option exercise      ---        48      ---           ---         48
Issuance of
 common stock          10     1,726      ---           ---      1,736
Net loss              ---       ---  (92,024)          ---    (92,024)
Acquisition
 accounted for
 as a pooling         ---       ---     (834)          ---       (834)
Cumulative
 translation
 adjustment           ---       ---      ---           295        295
                     ----  --------  -------         -----    -------
Balance at
 December 31, 1996    279   443,302  (47,271)        1,593    397,903

Exercise of
 stock option           4     5,168      ---           ---      5,172
Tax benefit of
 option exercise      ---     1,359      ---           ---      1,359
Issuance of
 common stock           1     1,507      ---           ---      1,508
Net income            ---       ---   27,716           ---     27,716
Cumulative
 translation
 adjustment           ---       ---      ---        (3,127)    (3,127)
                     ----  --------  -------         -----    -------
Balance at
 December 31, 1997    284   451,336  (19,555)       (1,534)   430,531

Exercise of stock
 options                1       875      ---           ---        876
Tax benefit of
 option exercise      ---       480      ---           ---        480
Issuance of
 common stock           1     1,097      ---           ---      1,098
Share repurchase
 program               (2)   (2,387)     ---           ---     (2,389)
Net income            ---       ---   21,265           ---     21,265
Minimum pension
 liability
 adjustment           ---       ---      ---          (688)      (688)
Cumulative
 translation
 adjustment           ---       ---      ---        (3,218)    (3,218)
                     ----  --------  -------        ------    -------
Balance at
 December 31, 1998   $284  $451,401   $1,710       ($5,440)  $447,955
                     ====  ========   ======        =======  ========

See Notes to Consolidated Financial Statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies

     Nature of Operations: The operations of ACX Technologies, Inc. (the Company) include two primary business segments: Coors Ceramics Company (Coors Ceramics) and Graphic Packaging Corporation (Graphic Packaging). Graphic Packaging is a nonintegrated manufacturer of both folding carton and flexible packages and participates in the beverage, frozen food, dried food, soap and detergent, bakery, tobacco, pet food, confectionery, quick service restaurant, coffee, photographic, and personal care markets. Coors Ceramics develops, manufactures, and sells advanced technical ceramic products across a wide range of product lines for a variety of applications. The majority of Coors Ceramics' 1998 sales were to the petrochemical, automotive, power generation and mining, semiconductor equipment, telecommunications, and pulp and paper industries. Graphic Packaging and Coors Ceramics accounted for 63% and 30%, respectively, of 1998 consolidated revenues.

     On January 14, 1998, the Company acquired Britton Group plc (Britton) pursuant to a cash tender offer for approximately $420 million (See Note 2). Britton was an international packaging group operating through two principal divisions: folding cartons and plastics. The folding cartons division, Universal Packaging Corporation (Universal Packaging), is a nonintegrated manufacturer of folding cartons in the United States, with capabilities in design, printing, and manufacturing of multicolor folding cartons. The plastics division of Britton (Plastics Division), which was sold on April 20, 1998 (See Note 3), operates in the United Kingdom and includes the extrusion, conversion, and printing of polyethylene into films and bags for industrial customers.

     In addition to the primary operating businesses, the Company owns other businesses (Other), primarily operating through its majority owned subsidiary, Golden Genesis Company (Golden Genesis). Golden Genesis' focus is on assembling and distributing solar electric systems. The Other businesses also include a real estate development partnership. Additionally, the historical results for the Other businesses include the operations of a biodegradable polymer project and a corn-wet milling facility that produced high-fructose corn syrup and
refined  corn  starch.   During  1998,  the  Company  exited  the
biodegradable polymer project. In 1997, the Company exited the high-fructose corn syrup business. On January 31, 1999, the Company sold the remaining corn-wet mill operations. The Company is working toward exit strategies for all noncore businesses.

      Prior  to  1996,  the  Company operated  a  third  business segment, Golden Aluminum Company (Golden Aluminum), which produced rigid container sheet used in making can lids, tabs, and bodies for the beverage and food can industry and other flat-rolled aluminum products used principally in the building industry. In 1996, the Company adopted a plan to dispose of this business and began accounting for Golden Aluminum as a discontinued operation. In March 1997, the sale of Golden Aluminum was completed. (See Note 3.)

     Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All material intercompany transactions have been eliminated.

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles, using management's best estimates and judgments where appropriate. Management has made significant estimates with respect to asset impairment and restructuring charges. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term.

      Revenue Recognition: Revenue is generally recognized when goods are shipped or services are performed.

      Inventories: Inventories are stated at the lower-of-cost or market. Cost is determined by the first-in, first-out (FIFO) method for the majority of inventories. At Graphic Packaging, cost is determined on the last-in, first-out (LIFO) method for certain inventories. For such inventories, FIFO cost, which approximates replacement cost, exceeded LIFO cost by $1.8 million and $2.3 million at December 31, 1998 and 1997, respectively.

     The classification of inventories, in thousands, at December
31, was as follows:

                         1998        1997
                     --------    --------
Finished              $62,484     $48,607
In process             37,458      34,754
Raw materials          48,610      30,431
                     --------    --------
  Total inventories  $148,552    $113,792
                     ========    ========

      Properties: Land, buildings, and equipment are stated at cost. Real estate properties are non-operating properties held for sale. For financial reporting purposes, depreciation is recorded principally on the straight-line method over the estimated useful lives of the assets as follows:

Buildings                               10 to 40 years
Machinery and equipment                 3 to 20 years
Building and leasehold improvements     The shorter of the useful
                                        life, lease term, or
                                        30 years

     The cost of properties and related accumulated depreciation, in thousands, at December 31, consisted of the following:

                                   1998         1997
                                -------     --------
Land and improvements          $ 14,995     $ 11,161
Buildings                       137,247      100,739
Machinery and equipment         468,012      368,775
Real estate properties           10,251       12,533
Construction in progress         29,390       24,041
                               --------     --------
                                659,895      517,249
Less accumulated depreciation   286,204      267,625
                               --------     --------
  Net properties               $373,691     $249,624
                               ========     ========

      Accelerated depreciation methods are generally used for income tax purposes. Expenditures for new facilities and improvements that substantially extend the capacity or useful life of an asset are capitalized. Ordinary repairs and maintenance are expensed as incurred.

       Impairment   of   Long-Lived   Assets   and   Identifiable
Intangibles: The Company periodically reviews long-lived assets, identifiable intangibles, and goodwill for impairment whenever events or changes in business circumstances indicate the carrying amount of the assets may not be fully recoverable. Measurement of the impairment loss is based on fair value of the asset, which is generally determined by the discounting of future estimated cash flows. (See Note 4.)

      Start-Up Costs: Start-up costs that are unrelated to construction and associated with manufacturing facilities are expensed as incurred.

      Goodwill: Goodwill is amortized on a straight-line basis over the estimated future periods to be benefited (not exceeding 40 years). Goodwill was $226.5 million at December 31, 1998 and $68.2 million at December 31, 1997, less accumulated amortization of $19.9 million and $11.3 million, respectively.

     Share Repurchase Program: On September 3, 1998, the Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares on the open market. During 1998, the Company repurchased 181,200 shares for approximately $2.4 million under this share repurchase program.

      Hedging Transactions: The Company periodically enters into forward exchange contracts to hedge transactions and firm commitments denominated in foreign currencies. Gains and losses on foreign exchange contracts are deferred and recognized in the basis of the transaction when completed. The Company also periodically enters into forward, future, and option contracts for commodities to hedge its exposure to price fluctuations primarily for raw materials used in the production of corn starch. The gains and losses on qualified hedge contracts are deferred and recognized in cost of goods sold as part of the product cost. In addition, the Company has entered into contracts to hedge the underlying interest rate on $175 million of anticipated long-term borrowings. Gains and losses on the contracts are deferred and will be recognized in the effective interest rate of the transaction when completed. (See Note 6.)

     Earnings per Share: Following is a reconciliation between
basic and diluted earnings per common share for each of the three years in the period ended December 31, 1998 (in thousands, except per share information):
                                                Per
                                                Share
                                Income  Shares  Amount
1998                           -------  ------  ------
Income from continuing
 operations - basic EPS        $21,265  28,504  $0.75
Effect of stock options                    526
                               -------  ------
Income from continuing
 operations - diluted EPS      $21,265  29,030  $0.73
                               =======  ======  =====
1997
Income from continuing
 operations - basic EPS        $27,716  28,118  $0.99
Effect of stock options                    767
                               -------  ------
Income from continuing
 operations - diluted EPS      $27,716  28,885  $0.96
                               =======  ======  =====
1996
Income from continuing
 operations - basic EPS        $11,409  27,899  $0.41
Effect of stock options                    604
                               -------  ------
Income from continuing
 operations - diluted EPS      $11,409  28,503  $0.40
                               =======  ======  =====

       Statement of Cash Flows: The Company defines cash equivalents as highly liquid investments with original maturities of 90 days or less. Income taxes paid were $9.9 million, $6.0 million, and $8.8 million in 1998, 1997, and 1996, respectively.

      Interest capitalized, expensed, and paid, in thousands, for the years ended December 31, were as follows:

                           1998     1997     1996
                        -------   ------   ------
Total interest costs    $25,925   $9,126   $8,921
Interest capitalized       $330     $460     $744
Interest expense        $25,595   $8,666   $8,177
Interest paid           $22,656   $8,536   $9,554

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

     Adoption of New Accounting Standards: Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position at fair value. This statement is effective for the Company's financial statements for the year ending December 31, 2000 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

     In 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises the disclosure requirements for pensions and other postretirement benefits. The adoption of SFAS No. 132 did not affect results of operations or financial position but did affect the disclosure of pensions and other postretirement benefits information. (See Note 10.)

     In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographical areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information. (See Note 13.)

     In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The statement establishes standards for reporting and display of comprehensive income in financial statements. The adoption of this standard did not have a material effect on the Company's financial statements.


Note 2.  Acquisitions

      In 1999, the Company acquired the net assets of Precision Technologies for approximately $22 million in cash and 300,000 warrants to receive shares of the Company's common stock at an exercise price equal to the fair market value at the date of close. These warrants vest only upon the achievement of certain revenue goals within three years. The acquisition will be accounted for under the purchase method of accounting and goodwill is estimated to be $19 million. Precision Technologies, located in Livermore, California, manufactures precision-machined parts for the semiconductor, medical, and aircraft industries.

      In 1999, the Company acquired all of the outstanding shares of Edwards Enterprises for approximately $18 million. The acquisition will be accounted for under the purchase method of accounting and goodwill is estimated to be $4 million. Edwards Enterprises, located in Newark, California, manufactures precision-machined parts for the semiconductor industry.

      1998 Acquisitions

      On August 17, 1998, the Company acquired the assets and business of Filpac, Inc. a flexible packaging company located in Montreal, Canada for $4.8 million in cash. The acquisition has been accounted for under the purchase method of accounting and has been included in the accounts of the Company since the acquisition date. No goodwill resulted from this acquisition.

     On January 14, 1998, the Company acquired Britton pursuant to a cash tender offer for approximately $420 million. The Britton acquisition has been accounted for under the purchase method. Accordingly, the estimated excess of purchase price over the fair value of net assets acquired of approximately $164 million is being amortized using the straight-line method over 30 years. The results of Universal Packaging are reflected in the accounts of the Company beginning January 14, 1998. The Plastics Division was carried as a discontinued operation on the books of the Company through the April 20, 1998 disposal date. (See Note 3.)

     The following unaudited pro forma information has been prepared assuming that the Britton acquisition had occurred on January 1, 1997. In accordance with the rules regarding the preparation of pro forma financial information, the historical results  of  Britton  used to derive the accompanying  pro  forma information do not include the operations of the Plastics Division. The pro forma information includes adjustments for (1) amortization of goodwill recorded pursuant to purchase accounting, (2) increased interest expense related to new borrowings at applicable rates for the purchase, and (3) the net tax effect of pro forma adjustments at the statutory rate. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been had the transaction been effected on January 1, 1997 nor is it necessarily indicative of the results of operations which may occur in the future.

                                                Year Ended
(In thousands, except per share data)        December 31, 1997
                                             -----------------
Net sales                                         $955,635
                                                  ========
Net income                                         $25,596
                                                  ========
Net income per basic share of common stock           $0.91
                                                  ========
Net income per diluted share of common stock         $0.89
                                                  ========

      1997 Acquisition

      In order to broaden its material base, Coors Ceramics acquired Tetrafluor, Inc. (Tetrafluor) for $15.8 million in August 1997. Tetrafluor manufactures Teflon[R] fluoropolymer sealing systems and components for use in the aerospace, industrial, and transportation industries. The acquisition was accounted for under the purchase method of accounting and, accordingly, the Company's results of operations include the results of Tetrafluor since the acquisition date. The excess of the purchase price over the estimated fair market values of the net assets acquired was $10.7 million, which is being amortized over 15 years on a straight-line basis.


Note 3.  Dispositions

Britton Group Plastics Division

     On April 20, 1998, the Company sold the Plastics Division for approximately pounds 82 million, or $135 million, including pounds 80 million in cash and a pounds 2 million, 5.25% note receivable due in 2007 or upon change in control. The majority of the sale price, less transaction costs, was used to pay down debt incurred by the Company for the Britton acquisition.

     Since the acquisition date of Britton, the Company accounted for the Plastics Division as a discontinued operation held for sale. Therefore, the disposition of the Plastics Division did not have an impact on the Company's results of operations. The Plastics Division had net sales for the period January 14, 1998 through April 20, 1998 of $40.9 million, with break even operating results. The Company allocated $1.8 million of interest expense related to the acquisition of Britton to the Plastics Division during the period January 14, 1998 through April 20, 1998.

Golden Aluminum Company

     In 1996, the Board of Directors adopted a plan to dispose of the Company's aluminum rigid container sheet business operated by Golden Aluminum. In conjunction with this decision, the Company recorded pretax charges of $155 million for anticipated losses upon the disposition and estimated operating losses of the business through the disposition date. In March of 1997, the sale of Golden Aluminum was completed for $70 million, of which $10 million was paid at closing and $60 million was due within two years. In December of 1998, the Company extended the due date on the $60 million payment until September 1, 1999. In accordance with the purchase agreement and subsequent extension, the purchaser has the right to return Golden Aluminum to the Company before September 1, 1999 in discharge of the $60 million obligation. The initial payment of $10 million is nonrefundable.

      The historical operating results and the estimated loss on the sale of Golden Aluminum have been segregated as discontinued operations on the accompanying Consolidated Income Statement for the years ended December 31, 1997 and 1996. Discontinued operations have not been segregated on the Consolidated Statement of Cash Flows. Accordingly, the Consolidated Statement of Cash Flows includes sources and uses of cash for Golden Aluminum for the years ended December 31, 1997 and 1996.

      Selected financial data for Golden Aluminum for the years ended December 31, in thousands, are summarized as follows:

                                 1997       1996
                              -------   --------
Net sales                     $38,995   $168,446
                              =======   ========
Loss from operations before
  income taxes                   $---    ($8,033)
Income tax benefit                ---      3,000
                              -------   --------
Loss from operations              ---     (5,033)

Loss on disposal before
  income taxes                    ---   (124,700)

Loss on operations during
  disposition period before
  income taxes                    ---    (30,300)
Income tax benefit                ---     56,600
                              -------   --------
Net loss                         $---  ($103,433)
                              =======   ========
Per basic share of common
stock:
  Loss from operations           $---     ($0.18)
  Loss on disposal                ---      (3.53)
                              -------   --------
Net loss per basic share         $---     ($3.71)
                              =======   ========
Per diluted share of common
stock:
  Loss from operations           $---     ($0.18)
  Loss on disposal                ---      (3.45)
                              -------   --------
Net loss per diluted share       $---     ($3.63)
                              =======   ========


Note 4.  Asset Impairment and Restructuring Charges

      Asset Impairment Charges

      The Company recorded a total of $31.2 million, $16.6 million, and $32.2 million in asset impairment charges in 1998, 1997, and 1996, respectively. Goodwill accounted for $5.5 million of the 1998 charge. The remainder of the 1998 charge consisted of fixed asset impairments. The 1997 and 1996 charges consisted entirely of fixed asset impairments.

     Graphic Packaging: Graphic Packaging recorded $18.5 million in asset impairment charges in 1998. Deterioration of the performance at certain facilities and increased competitive conditions led management to review the carrying amounts of long-lived assets and goodwill in conjunction with an overall restructuring plan. (See Restructuring Charges below.) Specifically, forecasted operating cash flows did not support the carrying amount of certain long-lived assets and goodwill at Graphic Packaging's Franklin, Ohio operation. In addition, management decided to offer for sale the Vancouver, British Columbia operation and close a divisional office in North Carolina. Therefore, the long-lived assets and related goodwill were written down to their estimated market values.

     Coors Ceramics: During 1998, Coors Ceramics recorded $11.8 million in asset impairment charges. A $6.2 million charge was taken in conjunction with the cancellation of Coors Ceramics' C-4 technology agreement with IBM. Changes in the market for C-4 applications extended the time frame for achieving commercial sales beyond original expectations. This lack of near term commercial sales opportunities, combined with increasing overhead costs, prompted the Company to negotiate termination of the agreement with IBM. Consequently, the Company wrote off the long-lived assets associated with this project. The Company recorded an additional $5.6 million asset impairment charge at the Chattanooga, Tennessee operation. Management decided to offer this operation for sale as strong offshore competition in the
electronic  package  market  made  it  uneconomical  to  have   a
manufacturing   facility  dedicated   to   this   product   line.
Consequently, the long-lived assets of the Chattanooga operations were written down to their estimated market values.

      Other: The Company recorded net asset impairment charges of $0.9 million in its Other businesses. These charges include a
$1.0 million asset impairment charge to write down long-lived assets of Solartec, S.A., a solar electric subsidiary in Argentina. Since acquiring Solartec in November 1996, operating cash flows have been below original expectations. As a result, the Company recorded this impairment to reduce the carrying value of its investment in Solartec to its estimated fair market value. In addition, the Company recorded a $0.4 million asset impairment charge related to the consolidation and outsourcing of certain manufacturing activities at Golden Genesis. As a result, certain long-lived assets became impaired and were written down to their estimated market value. Also during 1998, the Company sold certain equipment formerly used in the biodegradable polymer project for approximately $0.5 million. These assets had been previously written off as an asset impairment, so the resulting gain on sale of these assets was netted against the 1998 asset impairment charge.

      During 1997, the Company recorded a $16.6 million asset impairment charge when it adopted a plan to limit future funding for the biodegradable polymer project. This decision reduced expected future cash flows for this activity to a level below the carrying value of the manufacturing and intangible assets of this project. In 1996, the Company recorded $32.2 million in asset impairment charges related to the corn-wet milling business and the solar panel manufacturing activity. The assets of the corn-wet milling business became impaired when unfavorable market conditions decreased ongoing customer purchase commitments and anticipated future net cash flows. The solar panel manufacturing activity assets became impaired due to a lack of a currently viable market for cadmium telluride solar panels, the lack of an alternative use for panel manufacturing assets, and the Company's move from manufacturing to solar electric distribution.

     Restructuring Charges

     The  Company  recorded restructuring charges  totaling  $2.0 million, $5.3 million, and $2.4 million in 1998, 1997, and 1996, respectively. The following table summarizes accruals related to these restructuring charges:

                                 Corn
                  Biodegradable Syrup  Graphic   Graphic
                   Polymer Exit  Exit Packaging Packaging
(In millions)          Plan      Plan Corporate Operations Other Total
                  ------------- ----- --------- ---------- ----- -----
1996 restructuring
  charges             $---      $---     $---      $---    $2.4   $2.4
Cash paid              ---       ---      ---       ---    (0.2)  (0.2)
Non-cash expenses      ---       ---      ---       ---    (0.4)  (0.4)
                     -----     -----    -----    ------   -----   -----
Balance,
 December 31, 1996     ---       ---      ---       ---     1.8    1.8

1997 restructuring
  charges              0.9       2.3      2.1       ---     ---    5.3
Cash paid             (0.5)     (1.4)    (0.2)      ---    (1.8)  (3.9)
Non-cash expenses      ---       ---     (0.2)      ---     ---   (0.2)
                     -----     -----    -----    ------   -----  -----
Balance,
 December 31, 1997     0.4       0.9      1.7       ---     ---    3.0

1998 restructuring
  charges              ---      (0.8)     ---       2.8     ---    2.0
Cash paid             (0.4)     (0.1)    (1.7)     (1.0)    ---   (3.2)
                     -----     -----    -----    ------   -----  -----
Balance,
 December 31, 1998    $---      $---     $---      $1.8    $---   $1.8
                     =====     =====    =====    ======   =====  =====

      Graphic Packaging: During 1998, the Company instituted a restructuring plan related to certain Graphic Packaging operations and recorded $2.8 million in restructuring charges. This plan included the consolidation and realignment of certain administrative functions and the downsizing of its Franklin, Ohio operation. This plan resulted in the elimination of approximately 20 administrative and 65 manufacturing positions with related severance costs of approximately $2.5 million. This plan also included approximately $0.3 million in other exit costs related to the closure of a divisional office in North Carolina. The Company made cash payments of $1.0 million in the fourth quarter of 1998 and expects to make the remaining cash outlays and complete this restructuring plan in the first half of 1999.

      In December 1997, the Company recorded a $2.1 million charge related to the closure of the Graphic Packaging corporate offices in Wayne, Pennsylvania. This closure resulted in severance and outplacement costs of $1.1 million for approximately 22 administrative employees. The Company made cash payments of $1.7 million and $0.2 million related to this plan in 1998 and 1997, respectively.

      Other: During 1997, the Company eliminated 40 research and administrative positions and recorded approximately $0.9 million in severance and outplacement costs related to the biodegradable polymer project. The Company made cash outlays of approximately $0.4 million and $0.5 million related to this plan in 1998 and 1997, respectively.

      The Company adopted a plan to exit the high-fructose corn syrup business in the first quarter of 1997. As a result, the Company eliminated approximately 70 manufacturing and administrative positions and recorded $2.3 million in severance and other exit costs. The Company made approximately $0.1 million and $1.4 million in cash outlays related to this plan in 1998 and 1997, respectively. In the fourth quarter of 1998, the Company determined that the liability remaining for this exit plan was not required. Accordingly, the remaining liability was reversed and netted against the 1998 restructuring charges.

     In 1996, the Company recorded $2.4 million in restructuring charges related to certain management realignments made in the solar electric distribution business resulting in the elimination of 16 administrative positions. Approximately $1.8 million and $0.2 million was paid for severance and other exit costs related to this charge in 1997 and 1996, respectively.


Note 5.  Indebtedness

     Long-term debt, in thousands, consisted of the following as of December 31:


                                                  1998       1997
                                              --------   --------
7.8% unsecured notes due November 1, 1999     $ 70,000   $ 70,000
8.1% unsecured notes due November 1, 2001       30,000     30,000
7.2% unsecured notes due 2000 through 2006      45,000          -
7.0% unsecured notes due 1999 through 2003      47,500          -
Revolving credit facilities due through 2000   126,800          -
                                              --------   --------
  Total debt                                   319,300    100,000
Less current maturities                         86,300          -
                                              --------   --------
  Total long-term debt                        $233,000   $100,000
                                              ========   ========

     In January 1998, the Company assumed $45 million, 7.2% unsecured notes and $47.5 million, 7.0% unsecured notes through its acquisition of Britton. (See Note 2.) The $45 million notes are payable in $6.4 million installments from 2000 through 2006. The $47.5 million notes are payable in $9.5 million installments from 1999 through 2003.

     In November 1998, the Company established an unsecured $250 million, two-year revolving credit facility. The Company may extend this facility for two additional one-year periods with the consent of the participating banks. Amounts borrowed under this facility bear interest under various pricing alternatives, including (i) LIBOR plus a spread depending on the Company's debt ratings or (ii) a competitive money market auction. In addition, the Company pays a commitment fee on the amount of the facility. As a condition of making this facility available, the Company is required to comply with certain financial and nonfinancial covenants. As of December 31, 1998, the Company was in compliance with all required covenants, and there was $120 million outstanding under this facility at an interest rate of 6.1%.

     The Company also had $6.8 million outstanding at December
31, 1998 under an uncommitted revolving credit facility bearing interest at 6.4%.


Note 6.  Fair Value of Financial Instruments

       The fair value of cash and cash equivalents, notes receivable, and current maturities of long-term debt approximates carrying value because of the short maturity of these instruments. The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturity and credit quality. The carrying amount and fair value of the Company's long-term debt, in thousands, at December 31 is as follows:

                                            1998        1997
                                          --------    --------
  Carrying value of long-term debt        $233,000    $100,000
  Estimated fair value of long-term debt  $237,000    $104,000

      The Company has entered into contracts to hedge the underlying interest rate on $175 million of anticipated long-term borrowings at an average risk-free rate of approximately 5.78%. These contracts expire on November 1, 1999 by which time the
Company expects to complete the anticipated borrowings. The Company has accounted for the contracts as hedges of an anticipatory borrowing and, as such, the contracts are not marked to market and any gain or loss upon settlement will be netted with the underlying cost of borrowing. As of December 31, 1998, the unrecognized loss associated with these contracts was approximately $15 million based upon a valuation performed by the banks issuing the contracts. The Company is exposed to credit loss in the event of nonperformance by the commercial banks that issued the interest rate contracts. However, the Company does not anticipate nonperformance by these banks.

      The Company utilizes foreign exchange contracts to hedge transactions and firm commitments denominated in foreign currencies. Gains and losses on foreign exchange contracts are deferred and recognized in the basis of the transaction when completed. The unrecognized gains related to foreign currency contracts at December 31, 1998 and 1997 were $0.2 million and $0.5 million, respectively.


Note 7.  Operating Leases

      The Company has leases for a variety of equipment and facilities that expire in various years. Future minimum lease payments, in thousands, required as of December 31, 1998, under noncancelable operating leases with terms exceeding one year, are as follows:

     1999                           $3,961
     2000                            3,406
     2001                            2,906
     2002                            1,943
     2003 and thereafter             2,352
                                   -------
           Total                   $14,568
                                   =======

      Operating  lease rentals for warehouse, production,  office facilities, and equipment amounted to $3.5 million in 1998,  $5.5 million in 1997, and $6.2 million in 1996.


Note 8.  Income Taxes

      The components of income from continuing operations before income taxes were:

                                     Years Ended December 31,
(In thousands)                        1998      1997      1996
                                   -------   -------   -------
Domestic                           $37,717   $39,547   $14,694
Foreign                             (2,152)    6,569     7,715
                                   -------   -------   -------
Income from continuing operations
  before income taxes              $35,565   $46,116   $22,409
                                   =======   =======   =======


      The provision for income taxes included the following:

                                     Years Ended December 31,
(In thousands)                     1998       1997       1996
                                -------    -------    -------
Current provision:
  Federal                        $2,781       $---     $3,524
  State                           2,826      2,723      2,995
  Foreign                         2,671      3,727      2,941
                                -------    -------    -------
  Total current tax expense       8,278      6,450      9,460

Deferred provision:
  Federal                         8,568     10,965    (53,640)
  State                            (931)     1,278     (4,254)
  Foreign                        (1,615)      (293)      (166)
                                -------    -------    -------
  Total deferred tax
    expense (benefit)             6,022     11,950    (58,060)
                                -------    -------    -------
Total income tax expense
    (benefit)                   $14,300    $18,400   ($48,600)
                                =======    =======    =======

     The provision for income taxes included in the Consolidated
Income Statement is as follows:

                                    Years Ended December 31,
(In thousands)                     1998       1997       1996
                                -------    -------    -------
Continuing operations           $14,300    $18,400    $11,000
Discontinued operations             ---        ---    (59,600)
                                -------    -------    -------
  Total expense (benefit)       $14,300    $18,400   ($48,600)
                                =======    =======    =======

     Temporary differences that gave rise to a significant portion of deferred tax assets (liabilities) at December 31, 1998 and 1997, were as follows:

(In thousands)                                1998       1997
                                          --------   --------
Depreciation and other property related   ($36,295)  ($14,490)
Amortization of intangibles                  4,963      2,636
Pension and employee benefits               21,215     17,702
Tax credits                                  7,028     15,811
Capitalized interest                           468       (905)
Inventory                                    3,714      2,194
Accruals                                    13,992     11,115
Currently nondeductible net operating
  losses                                     3,708      3,582
All other                                      157        911
                                           -------    -------
  Gross deferred tax asset                  18,950     38,556
Less valuation allowance                     4,284      5,555
                                           -------    -------
  Net deferred tax asset                   $14,666    $33,001
                                           =======    =======

     The valuation allowance for deferred tax assets was decreased by $1.3 million in 1998 and increased by $3.8 million in 1997. The valuation allowance relates primarily to uncertainty surrounding the ultimate deductibility of capital loss carryforwards and net operating loss carryforwards of acquired subsidiaries.

     Approximately   $8.8   million   of   net   operating   loss
carryforwards  from subsidiaries, which are not consolidated  for
tax  purposes,  remain at December 31, 1998.   The  carryforwards
expire in years 2000 through 2014.

      The principal differences between the effective income  tax
rate,  attributable  to  continuing  operations,  and  the   U.S.
statutory federal income tax rate, were as follows:

                                  Years Ended December 31,
                                    1998    1997    1996
                                   -----   -----   -----
Expected tax rate                  35.0%   35.0%   35.0%
State income taxes (net of
  federal benefit)                  4.2%    4.6%    7.1%
Nondeductible expenses and losses   9.7%    1.7%    9.6%
Foreign tax expense (net of
  federal benefit)                  0.0%    0.8%    0.3%
Change in deferred tax asset
  valuation allowance              (3.5%)   1.2%    7.6%
Benefit of Foreign Sales
  Corporation                      (1.7%)   0.0%    0.0%
Research and development and
  other tax credits                (3.9%)  (4.3%) (12.1%)
Other - net                         0.4%    0.9%    1.6%
                                   -----   -----   -----
  Effective tax rate               40.2%   39.9%   49.1%
                                   =====   =====   =====

      The Internal Revenue Service (IRS) has completed its examination of the Company's federal income tax returns through 1995. The IRS is currently reviewing the federal income tax returns for 1996 and 1997. In the opinion of management, adequate accruals have been provided for all income tax matters and related interest.

      The Company has not provided for U.S. or additional foreign taxes on approximately $14.7 million of undistributed earnings of foreign subsidiaries to the extent they are considered to be reinvested indefinitely. If these earnings were distributed, foreign tax credits should become available under current law to reduce or eliminate the resulting U.S. income tax liability. When the Company identifies exceptions to the general reinvestment policy, additional taxes will be provided.


Note 9.  Stock Compensation

     The Company has an equity incentive plan that provides for the granting of nonqualified stock options and incentive stock options to certain key employees. The equity incentive plan also provides for the granting of restricted stock, bonus shares, stock units, and offers to officers of the Company to purchase stock. In 1992, the Company authorized 4.8 million shares for issuance under this plan. In 1997, the Company's shareholders approved an amendment to the plan to increase the number of shares available for award under the plan equal to 2% of the Company's outstanding shares on each preceding December 31 beginning with 1997 and ending with 2001. Generally, options outstanding under the Company's equity incentive plan are subject to the following terms: (1) grant price equal to 100% of the fair value of the stock on the date of grant; (2) ratable vesting over either a three- or four-year service period; and (3) maximum term of ten years from the date of grant.

     Stock option activity for the three years ended December 31, were as follows:

                          1998              1997              1996
                      ---------------   ---------------   ---------------
                             Weighted          Weighted          Weighted
                             Average           Average           Average
                             Exercise          Exercise          Exercise
(Shares in thousands) Shares Price      Shares Price      Shares Price
                      ------ --------   ------ --------   ------ --------
Options outstanding
  at January 1         2,616   $16.78    2,788   $15.96    2,374   $16.08
Granted                  476   $23.19      404   $20.92      479   $15.29
Exercised               (148)  $15.33     (375)  $14.83      (29)  $12.75
Expired or forfeited    (272)  $18.94     (201)  $17.31      (36)  $17.36
                      ------ --------   ------ --------   ------ --------
Options outstanding
  at December 31       2,672   $17.80    2,616   $16.78    2,788   $15.96
                      ====== ========   ====== ========   ====== ========
Exercisable at
  December 31          1,964   $16.37    1,731   $15.75    1,593   $15.33
                      ====== ========   ====== ========   ====== ========
Available for
  future grant         1,529             1,173               806
                      ======            ======            ======


     The following table summarizes information about stock options outstanding at December 31, 1998:

(Shares in
  thousands)           Options Outstanding          Options Exercisable
--------------------------------------------------  --------------------
                               Weighted
                               Average    Weighted              Weighted
                              Remaining   Average               Average
Range of           Options   Contractual  Exercise    Options   Exercise
Exercise Prices  Outstanding     Life      Price    Exercisable  Price
--------------------------------------------------  --------------------
$10.14 to $16.56         956   3.8 years    $13.31          861   $13.24
$16.88 to $18.50         923   5.2 years    $18.43          872   $18.44
$19.06 to $27.06         793   8.4 years    $22.49          231   $20.19
--------------------------------------------------  --------------------
$10.14 to $27.06       2,672   5.6 years    $17.80        1,964   $16.37
==================================================  ====================

     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its equity incentive plan and employee stock purchase plan. If the Company had elected to recognize compensation cost based on the fair value of the stock options at grant date as allowed by SFAS No. 123, "Accounting for Stock-Based Compensation," compensation expense of $2.0 million, $1.7 million, and $2.2 million would have been recorded for 1998, 1997, and 1996, respectively. Net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                   1998     1997      1996
                                 -------  -------  --------
Net income (loss) in thousands:
   As reported                   $21,265  $27,716  ($92,024)
   Pro forma                     $20,065  $26,683  ($93,411)
Earnings (loss) per
 share - basic:
   As reported                     $0.75    $0.99    ($3.30)
   Pro forma                       $0.70    $0.95    ($3.35)
Earnings (loss) per
 share - diluted:
   As reported                     $0.73    $0.96    ($3.23)
   Pro forma                       $0.69    $0.92    ($3.28)


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 28.1% in 1998, 23.2% in 1997, and 22.6% in 1996;
(3) risk-free interest rate ranging from 4.7% to 5.2% in 1998, 5.3% to 5.7% in 1997, and 5.2% to 6.8% in 1996; and (4) expected life of 3 to 6.36 years in 1998, 3 to 6.23 years in 1997, and 3 to 6.37 years in 1996. The weighted average per share fair value of options granted during 1998, 1997, and 1996 was $7.42, $6.47, and $5.16, respectively.


Note 10.  Pension and Other Postretirement Benefit Plans

      The Company maintains several defined benefit pension plans for the majority of the Company's employees. Benefits are based on years of service and average base compensation levels over a period of years. Plan assets consist primarily of equity, real estate, and interest-bearing investments. The Company's funding policy is to contribute annually not less than the minimum funding standards required by the internal revenue code nor more than the maximum amount that can be deducted for federal income tax purposes.

      Certain subsidiaries of the Company provide health care and life insurance benefits to retirees and eligible dependents. Eligible employees may receive these benefits after reaching age 55 with 10 years of service. Prior to reaching age 65, eligible retirees may receive certain health care benefits identical to those available to active employees. The amount the retiree pays is based on age and service at the time of retirement. These plans are not funded.

      The Company acquired Britton on January 14, 1998, including its pension and postretirement benefit plans.


                              Pension Benefits      Other Benefits
                                 1998     1997       1998     1997
                             -------- --------    -------  -------
Change in benefit
  obligation
  Benefit obligation at
    beginning of year        $130,853 $118,505    $19,816  $20,700
  Service cost                  4,668    4,235        569      723
  Interest cost                10,105    9,620      1,301    1,500
  Amendments                      ---      ---       (520)     ---
  Actuarial loss (gain)         5,448    5,778         (5)  (2,625)
  Acquisitions                 10,188      ---        ---      ---
  Benefits paid                (4,600)  (7,285)    (1,030)    (482)
                             -------- --------    -------  -------
  Benefit obligation at
    end of year               156,662  130,853     20,131   19,816
                             -------- --------    -------  -------
Change in plan assets
  Fair value of plan assets
    at beginning of year      112,630   97,308        ---      ---
  Actual return on plan
    assets                      2,217   18,740        ---      ---
  Acquisitions                  9,411      ---        ---      ---
  Company contributions           543      500        ---      ---
  Benefits paid                (4,282)  (3,918)       ---      ---
                             -------- --------    -------  -------
  Fair value of plan assets
    at end of year            120,519  112,630        ---      ---
                             -------- --------    -------  -------
  Funded status               (36,143) (18,223)   (20,131) (19,816)
  Unrecognized actuarial
    loss (gain)                18,172    3,432     (3,914)  (3,524)
  Unrecognized prior
    service cost                5,834    6,392     (3,607)  (3,988)
                             -------- --------   -------- --------
Accrued benefit cost         ($12,137) ($8,399)  ($27,652)($27,328)
                             ======== ========   ======== ========
Amounts recognized in the
  Consolidated Balance
  Sheet consist of:
  Accrued benefit liability  ($16,943) ($8,399)  ($27,652)($27,328)
  Intangible asset              3,659      ---        ---      ---
  Accumulated other
    comprehensive income        1,147      ---        ---      ---
                             -------- --------   -------- --------
Net amount recognized        ($12,137) ($8,399)  ($27,652)($27,328)
                             ======== ========   ======== ========
Weighted average
  assumptions at year end
    Discount rate               6.80%    7.25%      6.80%     7.25%
    Expected return on plan
      assets                    9.75%    9.75%
    Rate of compensation
      increase                  4.30%    4.75%

     It is the Company's policy to amortize unrecognized gains and losses in excess of 10% of the larger of plan assets and the projected benefit obligation (PBO) over the expected service of active employees (12-15 years). However, in cases where the accrued benefit liability exceeds the actual unfunded liability by more than 20% of the PBO, the amortization period is reduced to 5 years.

     For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate was assumed to decrease by 0.5% per annum to 4.25% and remain at that level thereafter.

                       Pension Benefits            Other Benefits
                      1998    1997     1996      1998    1997    1996
                    ------ ------- --------    ------   -----   -----
Components of net
  periodic
  benefit cost
Service cost        $4,668  $4,235   $4,196      $569    $723    $891
Interest cost       10,105   9,620    8,331     1,301   1,500   1,452
Expected return
  on plan assets    (2,092)(18,497) (14,172)      ---     ---     ---
Amortization of
  prior service
  cost                 671     658      347      (902)   (352)   (359)
Recognized
  actuarial loss
  (gain)            (8,464) 10,502    7,940    (1,120) (2,180)    (69)
                    ------  ------  -------    ------  ------  ------
Net periodic
  benefit cost      $4,888  $6,518   $6,642     ($152)  ($309) $1,915
                    ======  ======  =======    ======  ======  ======

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                       1% Point  1% Point
                                       Increase  Decrease
                                       --------  --------
Effect on total of services and
  interest cost components                  416       387
Effect on postretirement benefit
  obligation                              1,263     1,189


Note 11.  Related Party Transactions

      On December 28, 1992, the Company was spun off from Adolph Coors Company (ACCo) and since that time ACCo has had no ownership interest in the Company. However, certain Coors family trusts have significant interests in both the Company and ACCo. At the time of spin-off from ACCo, the Company entered into agreements with Coors Brewing Company (Coors Brewing), a subsidiary of ACCo, for the sale of packaging, aluminum, starch products, and the resale of brewery byproducts. The initial agreements had a stated term of five years and have resulted in substantial revenues to the Company. The Company continues to sell packaging products to Coors Brewing. Additionally, the Company sold aluminum products and refined corn starch to Coors Brewing until the disposition of these businesses on March 1, 1997 and January 31, 1999, respectively.

      In 1998, the supply agreement between Graphic Packaging and Coors Brewing was renegotiated. The new five-year agreement includes stated quantity commitments and requires annual repricing. In addition, this contract provides for a three-year extension to be negotiated by 2000. The Company will continue to attempt to increase its sales to unaffiliated customers to decrease dependence on Coors Brewing.

     Sales of packaging products and refined corn starch to Coors Brewing accounted for approximately 12.1%, 15.5%, and 16.7% of the Company's consolidated net sales for 1998, 1997, and 1996, respectively. Included in the results of discontinued operations are sales of aluminum products to Coors Brewing of $3.2 million and $25.9 million for 1997, and 1996, respectively. Sales were at terms comparable to those that could have been obtained on an arms-length basis between unaffiliated parties. The loss of Coors Brewing as a customer in the foreseeable future could have a material effect on the Company's results of operations.


Note 12.  Commitments and Contingencies

      It is the policy of the Company generally to act as a self-insurer for certain insurable risks consisting primarily of employee health insurance programs. With respect to workers' compensation, the Company uses a variety of fully or partially self-funded insurance vehicles. The Company maintains certain stop-loss and excess insurance policies that reduce overall risk of financial loss.

      The Company and/or its subsidiaries are named as defendants in various actions and proceedings arising in the normal course of business, including claims by current or former employees related to employment or termination. In all of these cases, the Company is vigorously defending against them. Although the eventual outcome of the various lawsuits cannot be predicted, it is management's opinion that these suits will not result in liabilities that would materially affect the Company's financial position or results of operations.

      The Company has been sued for breach of a supply agreement to purchase thermal energy. Although the outcome of any lawsuit is uncertain, in management's opinion this suit will not result in liabilities that would materially affect the Company's financial position or results of operations.

     Coors Ceramics has received a demand for payment arising out of contamination of a semiconductor manufacturing facility formerly owned by a subsidiary of Coors Ceramics, Coors Components, Inc. Colorado State environmental authorities are seeking clean up of soil and ground water contamination from a subsequent owner. Although Coors Ceramics does not believe it is responsible for the contamination or the cleanup, the parties agreed to a remediation plan. Coors Ceramics will manage the remediation and, after the first $500,000 in expenses, pay from 10 to 15 percent of the additional remediation costs. There is no estimate of potential clean up costs, although management does not believe it will be material.

      Coors Ceramics has received a Unilateral Administrative Order issued by the EPA relating to the Rocky Flats Industrial Park (RFIP) Site, and is participating with the RFIP group to perform an Engineering Evaluation/Cost Analysis on the property including investigation and sampling. There is no estimate of potential clean up costs, although management does not believe it will be material.

     Some of the Company's subsidiaries have been notified that they may be potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or similar state laws with respect to the remediation of certain sites where hazardous substances have been released into the environment. The Company cannot predict with certainty the total costs of remediation, its share of the total costs, the extent to which contributions will be available from other parties, the amount of time necessary to complete the remediation, or the availability of insurance. However, based on investigations to date, the Company believes that any liability with respect to these sites would not be material to the financial condition or results of operations of the Company, without consideration for insurance recoveries. There can be no certainty, however, that the Company will not be named as a PRP at additional sites or be subject to other environmental matters in the future or that the costs associated with those additional sites or matters would not be material.

     In addition, the Company has received demands arising out of alleged contamination of various properties currently or formerly owned by the Company. In management's opinion, none of these claims will result in liability that would materially affect the Company's financial position or results of operations.


Note 13.  Segment Information

     The Company's reportable segments are based on its method of internal reporting, which is based on product category. Thus, the Company's reportable segments are Packaging and Ceramics. In addition, the Company owns a majority interest in a group of solar electric distribution companies and, prior to March 1999, operated several technology-based businesses. These operations are included in the Other segment.

     The accounting policies of the segments are the same as those described in Note 1 and there are generally no intersegment transactions. The Company evaluates the performance of its segments and allocates resources to them based primarily on operating income.

     The   table  below  summarizes  information  about  reported
segments as of and for the years ended December 31:

                       Operating  Depreciation
                  Net    Income       and                   Capital
(In thousands)   Sales    (Loss)  Amortization   Assets   Expenditures
               -------- --------  ------------  --------  ------------
1998

Packaging      $623,852  $38,232     $35,924    $539,039     $47,498
Ceramics        296,614   28,886      19,977     248,970      26,891
Other            67,925   (3,047)      1,270      56,905       3,384
               --------  -------     -------    --------     -------
 Segment total  988,391   64,071      57,171     844,914      77,773
Corporate           ---   (8,941)        336     116,291         690
               --------  -------     -------    --------     -------
 Consolidated
  total        $988,391  $55,130     $57,507    $961,205     $78,463
               ========  =======     =======    ========     =======
1997

Packaging      $365,123  $42,655     $20,211    $210,024     $18,022
Ceramics        304,824   48,249      18,664     261,471      28,812
Other            61,138  (31,186)      3,451      81,443       9,068
               --------  -------     -------    --------     -------
 Segment total  731,085   59,718      42,326     552,938      55,902
Corporate           ---  (10,177)        337     148,258         311
               --------  -------     -------    --------     -------
 Consolidated
  total        $731,085  $49,541     $42,663    $701,196     $56,213
               ========  =======     =======    ========     =======
1996

Packaging      $346,547  $41,048     $19,959    $205,705     $13,314
Ceramics        276,352   44,204      16,159     214,635      30,291
Other            89,481  (48,447)      5,757     104,138      12,558
               --------  -------     -------    --------     -------
 Segment total  712,380   36,805      41,875     524,478      56,163
Corporate           ---   (8,169)        341      35,662         327
Discontinued
 operations         ---      ---       7,307     116,552       1,036
               --------  -------     -------    --------     -------
 Consolidated
  total        $712,380  $28,636     $49,523    $676,692     $57,526
               ========  =======     =======    ========     =======

     Corporate assets for 1998 and 1997 consist primarily of cash, a note receivable from the sale of Golden Aluminum, deferred taxes, and certain properties. The 1997 and 1996 operating losses for Other relate primarily to asset impairment and restructuring charges. (See Note 4.)

     The following is net sales and long-lived asset information by geographic area as of and for the year ended December 31:

                  Net      Long-Lived
(In thousands)   Sales     Assets
                --------   ----------
1998

United States   $851,010     $553,209
Canada            65,525       34,813
Other             71,856        6,551
                --------     --------
  Total         $988,391     $594,573
                ========     ========
1997

United States   $582,067     $274,710
Canada            68,616       34,619
Other             80,402        6,833
                --------     --------
  Total         $731,085     $316,162
                ========     ========
1996

United States   $578,106     $326,088
Canada            56,966       38,187
Other             77,308        2,968
                --------     --------
  Total         $712,380     $367,243
                ========     ========


Note 14.  Quarterly Financial Information (Unaudited)

      The following information summarizes selected quarterly financial information, in thousands except per share data, for each of the two years in the period ended December 31, 1998:

1998                      First    Second     Third    Fourth      Year
                       --------  --------  --------  --------  --------
Net sales              $236,733  $257,326  $248,019  $246,313  $988,391
Cost of goods sold      188,065   204,334   205,266   196,281   793,946
                       --------  --------  --------  --------  --------
Gross profit             48,668    52,992    42,753    50,032   194,445

Selling, general
 and administrative
 expenses                27,870    27,086    24,971    26,178   106,105
Asset impairment
 and restructuring
 charges                  7,238       ---    25,482       490    33,210
                       --------  --------  --------  --------  --------
Operating income(loss)   13,560    25,906    (7,700)   23,364    55,130

Other income(expense):
 Interest expense        (5,625)   (6,727)   (6,791)   (6,452)  (25,595)
 Interest income          1,251     1,469     1,477     1,257     5,454
 Miscellaneous-net         (147)      207       508         8       576
                       --------  --------  --------  --------  --------
Income before income
 taxes                    9,039    20,855   (12,506)   18,177    35,565

Income tax expense
 (benefit)                3,600     8,300    (5,000)    7,400    14,300
                       --------  --------  --------  --------  --------
Net income(loss)         $5,439   $12,555   ($7,506)  $10,777   $21,265
                       ========  ========  ========  ========  ========
Net income(loss)
 per basic share          $0.19     $0.44    ($0.26)    $0.38     $0.75
                       ========  ========  ========  ========  ========
Net income(loss)
 per diluted share        $0.19     $0.43    ($0.26)    $0.37     $0.73
                       ========  ========  ========  ========  ========


1997                      First    Second     Third    Fourth      Year
                       --------  --------  --------  --------  --------
Net sales              $173,458  $186,777  $186,458  $184,392  $731,085
Cost of goods sold      131,860   140,370   140,571   139,673   552,474
                       --------  --------  --------  --------  --------
Gross profit             41,598    46,407    45,887    44,719   178,611

Selling, general
 and administrative
 expenses                26,696    28,468    25,798    26,228   107,190
Asset impairment
 and restructuring
 charges                  2,280       ---    17,500     2,100    21,880
                       --------  --------  --------  --------  --------
Operating income         12,622    17,939     2,589    16,391    49,541

Other income(expense):
 Interest expense        (2,122)   (2,109)   (2,210)   (2,225)   (8,666)
 Interest income            967     1,499     1,596     1,626     5,688
 Miscellaneous-net           26       260      (269)     (464)     (447)
                       --------  --------  --------  --------  --------
Income before income
 taxes                   11,493    17,589     1,706    15,328    46,116

Income tax expense        4,700     7,150       750     5,800    18,400
                       --------  --------  --------  --------  --------
Net income               $6,793   $10,439      $956    $9,528   $27,716
                       ========  ========  ========  ========  ========
Net income per
 basic share              $0.24     $0.38     $0.03     $0.34     $0.99
                       ========  ========  ========  ========  ========
Net income per
 diluted share            $0.24     $0.36     $0.03     $0.33     $0.96
                       ========  ========  ========  ========  ========

See Note 4 for detail on asset impairment and restructuring charges for 1998 and 1997.


                           SCHEDULE II

             ACX TECHNOLOGIES, INC. AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS
                         (In thousands)

Allowance for Doubtful Receivables
(deducted from accounts receivable)

                Balance    Additions
                   at      charged to                       Balance
               Beginning   costs and   Other   Deductions   at end
                of Year     expenses    (1)       (2)      of year
               ---------   ---------   -----   ----------  -------
Year Ended
December 31,
  1996            $2,724      $1,272    ($30)     ($931)    $3,035
  1997            $3,035      $1,430     $60    ($1,424)    $3,101
  1998            $3,101      $2,035    $850    ($2,008)    $3,978


(1) The effect of translating foreign subsidiaries' financial statements into U.S. dollars.
(2)  Write off of uncollectible accounts.



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

      Within the last two years there have been no changes in the Company's independent accountants or disagreements on accounting and financial statement disclosure matters.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information regarding the Registrant's Directors is incorporated by reference to the Proxy Statement in connection with the 1999 Annual Meeting of Shareholders.

The following executive officers of the Company serve at the pleasure of the Board:

      Jeffrey H. Coors, 54, President of the Company since its formation in August 1992. President of Graphic Packaging since June 1997 and Chairman of Graphic Packaging and Golden Technologies since 1985 and 1989, respectively; Executive Vice President of ACCo from 1991 to 1992; President of Coors Technology Companies from 1989 to 1992.

      Joseph Coors, Jr., 57, President of the Company since its formation in August 1992; Chief Executive Officer of Coors Ceramics since March 1997, President of Coors Ceramics from March 1997 to October 1998, and Chairman of Coors Ceramics since 1989; Chairman of Golden Aluminum from 1993 to 1997; Executive Vice President of ACCo from 1991 to 1992; President of Coors Ceramics from 1985 to 1993; also a Director of Hecla Mining Company and Golden Genesis Company.

     Jed J. Burnham, 54, Chief Financial Officer and Treasurer of the Company since March 1995 and August 1992, respectively; Chief Credit Officer for non-metro Denver banks at Norwest Bank from 1990 to 1992; Director of Golden Genesis Company since November 1996.

      Jill B. W. Sisson, 51, General Counsel and Secretary of the
Company since September 1992; Of Counsel to the Denver law firm of Bearman Talesnick & Clowdus Professional Corporation from 1984 to 1992.

      Beth  A.  Parish,  38, Controller and Principal  Accounting
Officer of the Company since November 1997; Director of Financial
Reporting from 1994 to 1997; Treasury Manager from 1992 to  1994;
Tax Analyst for ACCo from 1987 to 1992.

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


                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a)

Exhibit
Number    Document Description

  2.1 Recommended Cash Offers by Baring Brothers International Limited on behalf of ACX (UK) Limited, a wholly-owned subsidiary of ACX Technologies, Inc. for Britton Group plc. (Incorporated by reference to
          Exhibit 2 to Form 8-K filed on January 29, 1998)
  3.1 Articles of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to
          Form 10 filed on October 6, 1992, file No. 0-20704)
  3.1A    Articles of Amendment to Articles of Incorporation
          of Registrant. (Incorporated  by reference  to
          Exhibit 3.1A to Form 8  filed  on December 3, 1992,
          file No. 0-20704)
  3.2 Bylaws of Registrant, as amended. (Incorporated by reference to Exhibit 3.2 to Form 10-Q filed on November 16, 1998, file No. 0-20704)
  4 Form of Stock Certificate of Common Stock. (Incorporated by reference to Exhibit 4 to Form
          10-K filed on March 7, 1996, file No. 0-20704)
 10.1 Stock Purchase Agreement among Golden Aluminum Company, Crown Cork & Seal, Inc. and ACX Technologies, Inc. (Incorporated by reference to Exhibit 10.1 to 8-K filed on March 14, 1997,
          file No. 0-20704)
 10.2 Amendment to Stock Purchase Agreement among Golden Aluminum Company, Crown Cork & Seal, Inc. and ACX Technologies, Inc.
 10.3 Credit Agreement among ACX Technologies, Inc., Wachovia Bank, N.A., as agent, and other financial institutions party thereto. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 23, 1998.)
 10.7* Description of Officers' Life Insurance Program. (Incorporated by reference to Exhibit 10.7 to
          Form 10-K filed on March 24, 1997.)
 10.8*    Form of Officers' Salary Continuation Agreement,
          as amended.  (Incorporated by reference to
          Exhibit 10.10 to Form 10-K filed on March 20, 1995,
          file No. 0-20704)
 10.9* ACX Technologies, Inc. Equity Incentive Plan, as amended. (Incorporated by reference to
          Exhibit 10.9 to Form 10-K filed on March 7, 1996,
          file No. 0-20704)
 10.10*   ACX Technologies, Inc. Equity Compensation Plan
          for Non-Employee Directors, as amended. (Incorporated by reference to Exhibit A to the Proxy Statement filed in connection with the May 17, 1994, Annual Meeting of Shareholders)
 10.11* ACX Technologies, Inc. Phantom Equity Plan. (Incorporated by reference to Exhibit 10.11 to
          Form 8 filed on November 19, 1992, file No. 0-20704)
 10.15*   ACX Technologies, Inc. Deferred Compensation Plan,
          as amended.  (Incorporated by reference to
          Exhibit 10.15 to Form  10-K filed on March 7, 1996,
          file No. 0-20704)
 10.16* ACX Technologies, Inc. Executive Incentive Plan. (Incorporated by reference to Exhibit 10.16 to
          Form 10-K filed on March 7, 1996, file No. 0-20704)
 21       Subsidiaries of Registrant
 23       Consent of PricewaterhouseCoopers LLP
 27       Financial Data Schedule

 *        Management  contracts  or  compensatory   plans,
          contracts or arrangements required to be filed as an Exhibit pursuant to Item 14(c).

      The Registrant will furnish to a requesting security holder any Exhibit requested upon payment of the Registrant's reasonable copying charges and expenses in furnishing the Exhibit.


(b)  Reports on Form 8-K.

      On December 23, 1998, the Company filed a Current Report on
Form 8-K regarding the Company's two-year, $250 million credit agreement with a group of financial institutions.

       On November 2, 1998, the Company filed a Current Report on
Form  8-K  regarding  the Company's supply agreement  with  Coors
Brewing Company.



                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ACX TECHNOLOGIES, INC.


Date:  March 24, 1999               By/s/Jeffrey H. Coors
                                    ------------------------------
                                         Jeffrey H. Coors
                                         President

Date:  March 24, 1999               By/s/Joseph Coors, Jr.
                                    ------------------------------
                                         Joseph Coors, Jr.
                                         President

Date:  March 24, 1999               By/s/Jed J. Burnham
                                    ------------------------------
                                         Jed J. Burnham
                                         Chief Financial Officer
                                         and Treasurer

Date:  March 24, 1999               By/s/Beth A. Parish
                                    ------------------------------
                                         Beth A. Parish
                                         Controller and Principal
                                         Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:  March 24, 1999               By/s/William K. Coors
                                    ------------------------------
                                         William K. Coors
                                         Chairman of the Board
                                         of Directors and Director

Date:  March 24, 1999               By/s/John D. Beckett
                                    ------------------------------
                                         John D. Beckett
                                         Director

Date:  March 24, 1999               By/s/Jeffrey H. Coors
                                    ------------------------------
                                         Jeffrey H. Coors
                                         Principal Executive
                                         Officer and Director

Date:  March 24, 1999               By/s/John K. Coors
                                    ------------------------------
                                         John K Coors
                                         Director

Date:  March 24, 1999               By/s/Joseph Coors, Jr.
                                    ------------------------------
                                         Joseph Coors, Jr.
                                         Principal Executive
                                         Officer and Director

Date:  March 24, 1999               By/s/Richard P. Godwin
                                    ------------------------------
                                         Richard P. Godwin
                                         Director

Date:  March 24, 1999               By/s/John H. Mullin, III
                                    ------------------------------
                                         John H. Mullin, III
                                         Director

Date:  March 24, 1999               By/s/James K. Peterson
                                    ------------------------------
                                         James K. Peterson
                                         Director

Date:  March 24, 1999               By/s/John Hoyt Stookey
                                    ------------------------------
                                         John Hoyt Stookey
                                         Director