Form 10-Q
period 1999-03-31
ACX TECHNOLOGIES INC
filed 1999-05-13
CIK 892793

FORM 10-Q

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended March 31, 1999

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

                Yes [X]                    No [  ]

There were 28,440,291 shares of common stock outstanding as of May 1, 1999.



                 PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                  ACX TECHNOLOGIES, INC.
               CONSOLIDATED INCOME STATEMENT
           (In thousands, except per share data)


                                     Three months ended
                                          March 31,
                                    --------------------
                                      1999         1998
                                    --------    --------
Net sales                           $242,555    $236,733

  Cost of goods sold                 194,046     188,065
                                    --------    --------
Gross profit                          48,509      48,668

  Selling, general and
    administrative                    27,075      27,870
  Asset impairment charges               ---       7,238
                                    --------    --------
Operating income                      21,434      13,560

Other income (expense) - net              93        (147)
Interest expense - net                (5,209)     (4,374)
                                    --------    --------
Income before income taxes            16,318       9,039

Income tax expense                     6,600       3,600
                                    --------    --------
Net income                            $9,718      $5,439
                                    ========    ========

Comprehensive income                  $9,568      $5,810
                                    ========    ========

Net income per basic share             $0.34       $0.19
                                    ========    ========

Net income per diluted share           $0.34       $0.19
                                    ========    ========
Weighted average shares
  outstanding - basic                 28,427      28,425
                                    ========    ========
Weighted average shares
  outstanding - diluted               28,721      29,134
                                    ========    ========

See Notes to Consolidated Financial Statements.




                      ACX TECHNOLOGIES, INC.
                    CONSOLIDATED BALANCE SHEET
                (In thousands, except share data)

                                             March 31,   December 31,
                                               1999          1998
ASSETS                                      -----------  ------------
Current assets:
  Cash and cash equivalents                    $32,747       $26,196
  Accounts receivable                          106,118        92,763
  Inventories:
    Finished                                    72,507        62,484
    In process                                  40,458        37,458
    Raw materials                               44,173        48,610
                                            ----------      --------
  Total inventories                            157,138       148,552
  Notes receivable                              60,438        60,568
  Other assets                                  30,542        30,076
                                            ----------      --------
    Total current assets                       386,983       358,155
Properties at cost less accumulated
  depreciation of $305,838 in 1999
  and $286,204 in 1998                         395,742       373,691
Goodwill, net                                  228,165       206,583
Other assets                                    23,598        22,776
                                            ----------      --------
Total assets                                $1,034,488      $961,205
                                            ==========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current maturities of long-term debt          $105,129       $86,300
Other current liabilities                      126,807       119,311
                                            ----------      --------
  Total current liabilities                    231,936       205,611

Long-term debt                                 274,071       233,000
Other long-term liabilities                     57,477        61,260
                                            ----------      --------
  Total liabilities                            563,484       499,871
Minority interest                               13,181        13,379

Shareholders' equity
Preferred stock, nonvoting, $0.01 par
  value, 20,000,000 shares authorized
  and no shares issued or outstanding              ---           ---
Common stock, $0.01 par value 100,000,000
  shares authorized and 28,436,000 and
  28,373,000 issued and outstanding at
  March 31, 1999, and December 31, 1998            284           284
Paid-in capital                                451,700       451,401
Retained earnings                               11,428         1,710
Accumulated other comprehensive loss            (5,589)       (5,440)
                                            ----------      --------
  Total shareholders' equity                   457,823       447,955
                                            ----------      --------
Total liabilities and shareholders' equity  $1,034,488      $961,205
                                            ==========      ========

See Notes to Consolidated Financial Statements.



                  ACX TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENT OF CASH FLOWS
                      (In thousands)

                                        Three months ended
                                             March 31,
                                        --------------------
                                          1999         1998
                                        --------    --------
Cash flows from operating
  activities:
  Net income                             $9,718      $5,439
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Asset impairment charges              ---       7,238
      Depreciation and amortization      14,452      13,772
      Change in current assets and
        current liabilities and other    (9,643)    (17,674)
                                         ------     -------
Net cash provided by operating
  activities                             14,527       8,775
                                         ------     -------
Cash flows from investing
  activities:
      Capital expenditures              (19,285)    (19,216)
      Acquisitions, net of cash
        acquired                        (48,854)   (294,435)
                                         ------     -------
Net cash used in investing
  activities                            (68,139)   (313,651)
                                         ------     -------
Cash flows from financing
  activities:
      Proceeds from the issuance
        of debt                          69,663     282,690
      Repayment of debt                  (9,500)        ---
                                         ------     -------
Net cash provided by financing
  activities                             60,163     282,690
                                         ------     -------
Cash and cash equivalents:
  Net increase (decrease) in cash
    and cash equivalents                  6,551     (22,186)
  Balance at beginning of period         26,196      15,671
                                         ------     -------
  Balance at end of period              $32,747     ($6,515)
                                        =======     =======

See Notes to Consolidated Financial Statements.




             ACX TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  1999 Acquisitions

     On March 12, 1999, the Company acquired the net assets of Precision Technologies (Precision) for approximately $22 million in cash and 300,000 warrants to receive shares of the Company's common stock at an exercise price equal to the fair market value at the date of closing. These warrants vest only upon the achievement of certain revenue goals within three years. The Precision acquisition has been accounted for under the purchase method. Accordingly, the estimated excess of the purchase price over the fair value of net assets acquired of approximately $19 million is being amortized using the straight-line method over 20 years. Precision Technologies, located in Livermore, California, manufactures precision-machined parts for the semiconductor, medical, and aircraft industries.

       On March 1, 1999, the Company acquired all of the outstanding shares of Edwards Enterprises (Edwards) for approximately $18 million in cash. The Edwards acquisition has been accounted for under the purchase method. Accordingly, the estimated excess of the purchase price over the fair value of net assets acquired of approximately $4 million is being amortized using the straight-line method over 20 years. Edwards Enterprises, located in Newark, California, manufactures precision-machined parts for the semiconductor industry.


Note 2.  Asset Impairment Charges

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

     The Solar Electric business unit recorded a $1.0 million asset impairment charge to write down the long-lived assets of Solartec, S.A., a solar electric systems distributor located in Argentina. Since acquiring Solartec in November 1996, operating cash flows were below original expectations. As a result, the Company recorded this impairment to the asset value of Solartec to an amount that could be realized through estimated future operating cash flows.


Note 3. Segment Information

     The Company's reportable segments (Packaging and Ceramics) are based on its method of internal reporting, which is based on product category. In addition, as of March 31, 1999, the Company owns a majority interest in a group of solar electric distribution companies and a real estate developmental partnership, which are included in the Other Segment. The Other Segment also includes, prior to January 31, 1999, a corn-wet milling facility, and prior to March 1998, a biodegradable polymer developmental business.

     The Company evaluates the performance of its segments and allocates resources to them based primarily on operating income.

      The table below summarizes information about reported segments as of and for the three months ended March 31:

                          Operating  Depreciation
                   Net      Income       and                    Capital
(In thousands)    Sales     (Loss)   Amortization    Assets   Expenditures
                 -------- ---------  ------------ ----------  ------------
1999

Packaging        $150,726   $12,839      $8,566     $564,350      $17,271
Ceramics           76,579    10,517       5,388      313,020        1,548
Other              15,250       425         430       54,148          466
                 -------- ---------  ----------   ----------  -----------
  Segment total   242,555    23,781      14,384      931,518       19,285
Corporate             ---    (2,347)         68      102,970          ---
                 -------- ---------  ----------   ----------  -----------
  Consolidated
    total        $242,555   $21,434     $14,452   $1,034,488      $19,285
                 ======== =========  ==========   ==========  ===========
1998

Packaging        $139,536   $13,353      $8,417     $558,729      $10,146
Ceramics           80,945     5,577       4,816      270,184        7,873
Other              16,252    (2,965)        459       77,029        1,154
                 -------- ---------  ----------     --------  -----------
  Segment total   236,733    15,965      13,692      905,942       19,173
Corporate             ---    (2,405)         80       80,016           43
Discontinued
  operations          ---       ---         ---      126,049          ---
                 -------- ---------  ----------   ----------  -----------
  Consolidated
    total        $236,733   $13,560     $13,772   $1,112,007      $19,216
                 ======== =========  ==========   ==========  ===========


Note 4. Subsequent Event

     On April 25, 1999, the Company entered into a definitive purchase agreement with Fort James Corporation (Fort James) to acquire the net assets of Fort James' folding carton business for $830 million in cash. The folding carton business of Fort James is a major supplier of folding cartons to leading consumer product companies. The Fort James folding carton business is comprised of 12 carton plants and a paper mill. The agreement has been approved by the Boards of Directors of both the Company and Fort James and is still subject to regulatory approvals. The Company expects to finance the acquisition with a combination of short-term and long-term credit facilities with Bank of America and to close the transaction by July 1999.

     In April 1999, the Company decided to seek a strategic buyer for its flexible packaging business.



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

      Graphic Packaging is a nonintegrated manufacturer of both folding cartons and flexible packages and participates in the beverage, frozen food, dried food, soap and detergent, bakery, tobacco, pet food, confectionery, quick service restaurant, coffee, photographic, and personal care markets. In April 1999, the Company decided to seek a strategic buyer for its flexible packaging business in order to concentrate on the folding carton business.

      On  April  25, 1999, the Company entered into a  definitive purchase agreement with Fort James Corporation (Fort James) to acquire the net assets of Fort James' folding carton business for $830 million in cash. The folding carton business of Fort James is a major supplier of folding cartons to leading consumer product companies. The Fort James folding carton business is comprised of 12 carton plants and a paper mill. The Company expects to close the acquisition by the end of July 1999.

      Coors Ceramics develops, manufactures, and sells advanced technical ceramic products and other engineered materials across a wide range of product lines for a variety of custom applications. Coors Ceramics, which has been in business for more than 78 years, is the largest U.S.-owned, independent manufacturer of advanced technical ceramics. The majority of Coors Ceramics' sales are to the semiconductor equipment, petrochemical, power generation and mining, automotive, telecommunications, and pulp and paper industries. In March 1999, the Company acquired Precision Technologies (Precision) and Edwards Enterprises (Edwards), both manufacturers of precision-machined parts primarily for the semiconductor equipment industry.

     In addition to the primary operating businesses, the Company owns other businesses (Other); primarily operating through its majority owned subsidiary, Golden Genesis Company (Golden Genesis). Golden Genesis' focus is on assembling and distributing solar electric systems. The Other businesses also include a real estate development partnership. Additionally, the historical results for the Other businesses include the operations of a biodegradable polymer project and a corn-wet milling facility. During 1998, the Company exited the biodegradable polymer project. On January 31, 1999, the Company sold the corn-wet mill operation. The Company is working toward exit strategies for all noncore businesses.

Results from Continuing Operations

     Consolidated net sales for the three months ended March 31, 1999 were $242.6 million, an increase of $5.8 million, or 2.5%, compared to the same period in 1998. This increase is primarily attributable to having a full quarter of sales related to Universal Packaging, which was acquired on January 14, 1998, offset by lower comparative sales at Ceramics and the Other businesses.

     Consolidated gross profit was $48.5 million, a decrease of $0.2 million compared to the same period in 1998. Consolidated gross margin was 20.0% for the first quarter 1999 compared to 20.6% for the 1998 similar period. The lower 1999 first quarter consolidated gross profit and gross margin resulted from margin declines at both Coors Ceramics and Graphic Packaging, primarily due to competitive price pressures.

     For the first quarter of 1999, consolidated operating income increased $7.9 million to $21.4 million. This increase in operating income is primarily due to $7.2 million in asset impairment charges recorded in the first quarter of 1998. Coors Ceramics recorded a $6.2 million asset impairment charge related to the termination of its C-4 technology agreement with IBM. The Solar Electric business unit recorded a $1.0 million asset impairment charge to write down the long-lived assets of its Argentinean subsidiary, Solartec. In addition, the elimination of operating losses from the Other businesses contributed to the increase in first quarter 1999 operating income. Offsetting these positive factors were lower operating income at both Graphic Packaging and Coors Ceramics, due to increased price pressures in the first quarter 1999 as compared to the similar period last year.

     Net interest expense increased to $5.2 million in the first quarter of 1999, compared to $4.4 million for the first quarter of 1998. The increase in interest expense is due to additional borrowings related to the recent Ceramics' acquisitions and borrowings related to 1999 and 1998 capital expenditures. This increase in net interest expense is partially offset by a decrease in the Company's weighted average interest rate in the first quarter of 1999 compared to the first quarter of 1998.

     The consolidated effective tax rate for the first quarter of 1999 and 1998 was approximately 40%. The primary difference between the 1999 first quarter effective tax rate and the statutory rate relates to state and foreign taxes, as well as the impact of charges that are not deductible for tax purposes such as the amortization of goodwill.

Liquidity and Capital Resources

      The Company's liquidity is generated from both internal and external sources and is used to fund short-term working capital needs, capital expenditures, and acquisitions. At March 31, 1999, the Company's working capital was $155.0 million with a current ratio of 1.67 to 1.

      In 1998, the Company established a two-year, unsecured $250 million revolving credit facility. The Company may extend this facility for two additional one-year periods with the consent of the participating banks. Amounts borrowed under this facility bear interest under various pricing alternatives, including (i) LIBOR plus a spread depending on the Company's debt ratings or
(ii) a competitive money market auction. In addition, the Company pays a commitment fee on the committed amount. At March 31, 1999, $177 million was outstanding under this line. The Company intends to replace this facility with longer-term financing prior to the expiration date of the facility.

      The Company has $100 million of senior notes outstanding under a private placement agreement bearing interest at an average rate of 8%. Of this amount, $70 million is due November 1, 1999, with the remaining $30 million due in November 2001. In addition, the Company assumed $92.5 million of senior notes through its acquisition of Britton, of which $9.5 million was repaid in the first quarter of 1999. These notes bear interest at approximately 7.1% and are payable in installments between 1999 and 2006.

      The Company has an uncommitted $20 million revolving credit
facility  with Wachovia Bank, N.A.   As of March 31, 1999,  $19.2
million was outstanding under this facility.

      The Company expects to finance the acquisition of Fort James' folding carton businesses with a combination of short-term and long-term credit facilities with Bank of America. In conjunction with this acquisition, the Company plans to use these credit facilities to prepay the $100 million senior note holders and the $83 million senior note holders remaining from the Britton acquisition and repay all amounts outstanding under the two-year, unsecured $250 million revolving credit facility.

      The Company has entered into contracts to hedge the underlying interest rate on $175 million of anticipated long-term borrowings. These contracts lock in an average risk-free rate of approximately 5.78% and expire on November 1, 1999. The anticipated borrowings will be used to refinance a portion of the Bank of America credit facilities. As of March 31, 1999, the unrecognized loss associated with these hedge contracts was approximately $5.3 million.

      During 1998, the Company's Board of Directors approved  the repurchase  of up to 5% of the outstanding common shares  of  the
Company.   As  of  March  31, 1999, the Company  had  repurchased
181,200 shares at an aggregate cost of $2.4 million.

       The Company currently expects that cash flows from operations, the sale of certain assets, borrowings under its current credit facilities, and anticipated new borrowings will be adequate to meet the Company's needs for working capital, temporary financing for capital expenditures, debt repayments, and acquisitions.

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

     IT Systems - The Company is primarily using internal resources to remediate IT systems. External resources are used to assist in testing compliance of IT systems. The Company does not rely on any one IT system. The majority of the IT systems have been recently purchased from third party vendors. These systems were already Year 2000 compliant or had Year 2000 compliance upgrades. As of March 31, 1999, approximately 80% of the Company's IT systems were Year 2000 compliant.

     Non-IT Systems - The Company has approximately 40 manufacturing facilities with varying degrees of non-IT systems (such as printing presses, automated kiln systems, statistical process control systems, ink mixing systems, quality control systems, and machining equipment). The vast majority of these facilities are located in North America. To ensure Year 2000 compliance for non-IT systems, the Year 2000 task force has contacted the suppliers of these non-IT systems and obtained statements that the systems are Year 2000 compliant and is in the process of testing Year 2000 compliance. The majority of these non-IT systems use time intervals instead of dates and are Year 2000 compliant. Thus, the Company believes that potential disruptions of such systems due to the Year 2000 issue should be minimal. As of March 31, 1999, approximately 90% of the Company's "major" and "limited" non-IT systems are Year 2000 compliant. The "minor" non-IT systems are in various stages of compliance.

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

     Contingency Plans - The Company is in the process of finalizing contingency plans in the event there are Year 2000 failures related to the Company's IT and non-IT systems and/or key third parties. The Company's manufacturing facilities are not interdependent in terms of non-IT systems, and its facilities utilize a diverse range of non-IT systems (i.e., printing presses, kilns, and other manufacturing equipment). In addition, no one facility accounts for a significant amount of revenue. Thus, the contingency plan for non-IT systems includes the transfer of production between facilities and manufacturing equipment. Currently, the Company believes that there is enough manufacturing capacity to accommodate the contingency plan.

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

     Costs - Through March 31, 1999, the Company has spent approximately $0.9 million out of an estimated total $1.8 million related to the Year 2000 issue. These costs include the costs incurred for external consultants and professional advisors and the costs for software and hardware. The Company has not separately tracked internal costs such as payroll related costs for its information technologies group and other employees working on the Year 2000 project. The Company expenses all costs related to the Year 2000 issue as incurred. These costs are being funded through operating cash flows.

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

Segment Information

     Net sales and operating income for the first quarter 1999 and 1998 are summarized by segment below:

                                                Operating
(In thousands)           Net Sales             Income (Loss)
                   -------------------      -----------------
                       1999       1998         1999      1998
                   --------   --------      -------   -------
Graphic Packaging  $150,726   $139,536      $12,839   $13,353
Coors Ceramics       76,579     80,945       10,517     5,577
Other                15,250     16,252          425    (2,965)
Corporate               ---        ---       (2,347)   (2,405)
                   --------   --------      -------   -------
                   $242,555   $236,733      $21,434   $13,560
                   ========   ========      =======   =======


Graphic Packaging

     Graphic Packaging reported net sales for the first quarter of 1999 of $150.7 million, an increase of $11.2 million, or 8.0% over 1998 first quarter net sales. This increase is primarily attributable to having a full quarter of sales related to Universal Packaging, which was acquired on January 14, 1998. Graphic Packaging's 1999 first quarter base folding carton business net sales were flat compared to the same period in 1998. Graphic Packaging's flexible division had lower sales for the first quarter of 1999 compared to the similar 1998 period due to competitive price pressures within the industry.

     Graphic Packaging's operating income was $12.8 million for the first quarter of 1999 compared to $13.4 million for the similar 1998 period. Operating margins decreased to 8.5% for the first quarter of 1999 from 9.6% for the first quarter of 1998. The decreases in operating profit and operating margin are primarily attributable to competitive pricing pressures at both the base folding carton and flexible packaging businesses. An increase in volume at the folding carton business and improved manufacturing efficiencies partially offset the decrease in operating income from price concessions.

Coors Ceramics

     Coors  Ceramics'  first quarter 1999 net  sales  were  $76.6 million compared to first quarter 1998 net sales of $80.9 million. Increased sales volumes to the semiconductor equipment and mining and power generation industries were more than offset by decreased sales to the petrochemical, defense, and telecommunications industries. The increased sales to the semiconductor equipment industry were partially attributable to the March 1999 acquisitions of Precision and Edwards. Coors Ceramics' continues to see currency influenced price pressures in several of the industries in which it competes.

     Coors Ceramics' operating income was $10.5 million for the first quarter of 1999 compared to $5.6 million for the first quarter of 1998. The 1998 quarter was impacted by a $6.2 million asset impairment charge related to the termination of the Company's C-4 technology agreement with IBM. The lack of near-term commercial sales opportunities for this technology, combined with increased overhead costs, prompted the Company to negotiate termination of the agreement and write-off the long-lived assets related to this project. Excluding the impact of this charge, operating income decreased $1.3 million compared to the first quarter 1998. Operating margins decreased to 13.7% for the first quarter of 1999 compared to 14.6% for the first quarter of 1998, excluding the 1998 asset impairment charge. The decreases in operating income and operating margins are primarily attributable to currency-influenced price competition. Coors Ceramics continues to focus on growth through new product development, increasing sales in its current product lines, and the addition of new materials to its product mix.

Other

     As of March 31, 1999, the Company's Other businesses includes its majority interest in Golden Genesis Company, Inc., a real estate partnership, and the results of the Company's corn-wet mill, which was sold on January 31, 1999. For the first quarter of 1998, the Other businesses also included the results of the Company's biodegradable polymer project.

     Net sales for the Other businesses were $15.3 million for the first quarter of 1999 compared to $16.3 million for the similar 1998 period. This decrease is primarily a result of the sale of the corn-wet mill in January of 1999. Also, contributing to the decrease in sales was lower sales for the Solar business due to fewer telecommunications and petrochemical solar power projects in 1999 compared to 1998.

     For the first quarter 1999, the Other businesses had operating income of $0.4 compared to an operating loss of $3.0 million for the 1998 first quarter. The 1998 operating loss includes a $1.0 million asset impairment charge related to the long-lived assets of Solartec, S.A., a solar electric distributor in Argentina. Since acquiring Solartec in November 1996, operating cash flows were below original expectations. As a result, the Company recorded an impairment to reduce the carrying value of its investment in Solartec to an amount that could be realized through estimated future operating cash flows. Operating income for the first quarter of 1998 also includes a $1.1 million write-down of inventories and accounts receivable associated with the Company's battery charging operations in Brazil. Excluding these charges, operating losses totaled $0.6.

Corporate

     Corporate costs of $2.3 million for the first quarter were relatively flat compared to corporate costs of $2.4 million for the first quarter of 1998.

Forward-Looking Statements

     Some of the statements in this Form 10-Q Quarterly Report, as well as statements by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words or phrases denoting the anticipated results of future events such as "anticipate," "believe," "estimate," "will likely," "are expected to," "will continue," "project," and similar expressions that denote uncertainty are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) changes in industries in which the Company does business, such as beverage, food, telecommunications, automotive, semiconductor, petrochemical, and tobacco; (iii) the loss of major customers;
(iv) the loss of market share and increased competition in certain markets; (v) industry shifts to alternative materials, such as replacement of ceramics by plastics or metals, a substitution of flexible packaging for folding cartons, and competitors offering products with characteristics similar to the Company's products; (vi) changes in consumer buying habits; (vii) governmental regulation including environmental laws; (viii) the ability of the Company to successfully execute its developmental business exit strategies; and (ix) other factors over which the Company has little or no control.

     These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management of ACX Technologies, such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations. Except for certain reclassifications made to consistently report the information contained in the financial statements, all adjustments made to the interim financial statements presented are of a normal recurring nature. The results of operations for the first quarter ended March 31, 1999, may not be indicative of results that may be expected for the year ending December 31, 1999.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 13, 1999               By/s/Jed J. Burnham
                                 -------------------------------
                                 Jed J. Burnham
                                 (Chief Financial Officer and
                                  Treasurer)

Date: May 13, 1999               By/s/Beth A. Parish
                                 -------------------------------
                                 Beth A. Parish
                                 (Controller and Principal
                                  Accounting Officer)