Form 10-Q
period 1999-06-30
ACX TECHNOLOGIES INC
filed 1999-07-30
CIK 892793

FORM 10-Q

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended June 30, 1999

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

                Yes [X]                    No [  ]

There were 28,451,804 shares of common stock outstanding as of July 23, 1999.


                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                       ACX TECHNOLOGIES, INC.
                    CONSOLIDATED INCOME STATEMENT
                (In thousands, except per share data)


                             Three months ended      Six months ended
                                  June 30,               June 30,
                             -------------------   -------------------
                               1999       1998       1999        1998
                             --------   --------   --------   --------
Net sales                    $259,006   $257,326   $501,561   $494,059

  Cost of goods sold          203,918    204,334    397,964    392,399
                             --------   --------   --------   --------
Gross profit                   55,088     52,992    103,597    101,660

  Selling, general and
    administrative             31,461     27,086     58,536     54,956
  Asset impairment charges        ---       ---        ---       7,238
                             --------   --------   --------   --------
Operating income               23,627     25,906     45,061     39,466

Other income (expense) - net      (77)       207         16         60
Interest expense - net         (5,388)    (5,258)   (10,597)    (9,632)
                             --------   --------   --------   --------
Income before income taxes     18,162     20,855     34,480     29,894

Income tax expense              6,900      8,300     13,500     11,900
                             --------   --------   --------   --------
Net income                    $11,262    $12,555    $20,980    $17,994
                             ========   ========   ========   ========

Comprehensive income          $12,260    $10,565    $21,781    $16,280
                             ========   ========   ========   ========

Net income per basic share      $0.40      $0.44      $0.74      $0.63
                             ========   ========   ========   ========

Net income per diluted share    $0.39      $0.43      $0.73      $0.62
                             ========   ========   ========   ========

Weighted average shares
  outstanding - basic          28,443     28,552     28,435     28,489
                             ========   ========   ========   ========

Weighted average shares
  outstanding - diluted        28,748     29,222     28,734     29,179
                             ========   ========   ========   ========

See Notes to Consolidated Financial Statements.



                      ACX TECHNOLOGIES, INC.
                    CONSOLIDATED BALANCE SHEET
                 (In thousands, except share data)

                                          June 30,    	 December 31,
                                            1999            1998
                                         ----------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                 $37,321         $26,196
  Accounts receivable                       107,549          92,763
  Inventories
     Finished                                67,002          62,484
     In process                              43,195          37,458
     Raw materials                           43,188          48,610
                                         ----------       ---------
Total inventories                           153,385         148,552
  Notes receivable                           60,423          60,568
  Other assets                               35,730          30,076
                                         ----------       ---------
    Total current assets                    394,408         358,155

Properties at cost less accumulated
  depreciation of $331,109 in 1999
  and $286,204 in 1998                      400,423         373,691
Goodwill, net                               227,645         206,583
Other assets                                 24,469          22,776
                                         ----------       ---------
Total assets                             $1,046,945        $961,205
                                         ==========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current maturities of long-term debt        $85,929         $86,300
Other current liabilities                   140,356         119,311
                                         ----------       ---------
    Total current liabilities               226,285         205,611

Long-term debt                              277,071         233,000
Other long-term liabilities                  60,156          61,260
                                         ----------       ---------
    Total liabilities                       563,512         499,871
Minority interest                            13,169          13,379

Shareholders' equity
Preferred stock, nonvoting, $0.01 par
  value, 20,000,000 shares authorized
  and no shares issued or outstanding           ---             ---
Common stock, $0.01 par value
  100,000,000 shares authorized
  and 28,448,612 and 28,373,000 issued
  and outstanding at June 30, 1999,
  and December 31, 1998                         284             284
Paid-in capital                             452,020         451,401
Retained earnings                            22,690           1,710
Accumulated other comprehensive loss         (4,730)         (5,440)
                                         ----------       ---------
    Total shareholders' equity              470,264         447,955
                                         ----------       ---------
Total liabilities and shareholders'
  equity                                 $1,046,945        $961,205
                                         ==========       =========

See Notes to Consolidated Financial Statements.



                    ACX TECHNOLOGIES, INC.
             CONSOLIDATED STATEMENT OF CASH FLOWS
                        (In thousands)

                                         Six months ended
                                              June 30,
                                      ---------------------
                                        1999          1998
                                      --------     --------
Cash flows from operating
  activities:
  Net income                           $20,980      $17,994
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Asset impairment charges             ---        7,238
      Depreciation and amortization     30,049       28,713
      Change in current assets and
        current liabilities and other    4,278      (22,660)
                                      --------     --------
Net cash provided by operating
  activities                            55,307       31,285

Cash flows from investing
  activities:
      Capital expenditures             (37,513)     (36,993)
      Acquisitions, net of cash
        acquired                       (55,008)    (293,394)
      Proceeds from sale of Britton
        Plastics                           ---      126,642
      Other                              4,076       (2,838)
                                      --------     --------
Net cash used in investing
  activities                           (88,445)    (206,583)

Cash flows from financing
  activities:
      Proceeds from the issuance of
        debt                            53,763      161,528
      Repayment of debt                 (9,500)         ---
                                      --------     --------
Net cash provided by financing
  activities                            44,263      161,528

Cash and cash equivalents:
  Net increase (decrease) in cash
     and cash equivalents               11,125      (13,770)
  Balance at beginning of period        26,196       49,355
                                      --------     --------
  Balance at end of period             $37,321      $35,585
                                      ========     ========

See Notes to Consolidated Financial Statements.



             ACX TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  1999 Acquisitions

     On April 25, 1999, the Company entered into a definitive purchase agreement with Fort James Corporation (Fort James) to acquire the net assets of Fort James' folding carton business for $830 million in cash. The folding carton business of Fort James is a major supplier of folding cartons to leading consumer product companies. The Fort James folding carton business is comprised of 12 carton plants and a recycled paperboard mill. The Boards of Directors of both the Company and Fort James have approved the agreement. The Company expects to finance the acquisition with a combination of short-term and long-term credit facilities with Bank of America and to close the transaction in early August.

     On March 12, 1999, the Company acquired the net assets of Precision Technologies (Precision) for approximately $22 million in cash and 300,000 warrants to receive shares of the Company's common stock at an exercise price equal to the fair market value at the date of closing. These warrants vest only upon the achievement of certain revenue goals within three years. The Precision acquisition has been accounted for under the purchase method. Accordingly, the excess of the purchase price over the fair value of net assets acquired of approximately $19 million is being amortized using the straight-line method over 20 years. Precision, located in Livermore, California, manufactures precision-machined parts for the semiconductor, medical, and aircraft industries.

       On March 1, 1999, the Company acquired all of the outstanding shares of Edwards Enterprises (Edwards) for approximately $18 million in cash. The Edwards acquisition has been accounted for under the purchase method. Accordingly, the excess of the purchase price over the fair value of net assets acquired of approximately $4 million is being amortized using the straight-line method over 20 years. Edwards, located in Newark, California, manufactures precision-machined parts for the semiconductor industry.


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


Note 3.  Segment Information

     The Company's reportable segments (Packaging and Ceramics) are based on its method of internal reporting, which is based on product category. In addition, as of June 30, 1999, the Company owns a majority interest in a group of solar electric distribution companies and a real estate developmental partnership, which are included in the Other segment. The Other segment also includes, prior to January 31, 1999, a corn-wet milling facility, and prior to March 1998, a biodegradable polymer developmental business.

     The Company evaluates the performance of its segments and allocates resources to them based primarily on operating income.

      The table below summarizes information about reported segments as of and for the three months ended June 30:

                           Operating  Depreciation
                   Net      Income        and         Capital
(In thousands)    Sales     (Loss)    Amortization  Expenditures
                ---------  ---------  ------------  ------------
1999

Packaging        $148,534    $14,784        $8,727       $15,294
Ceramics           95,411     11,834         6,702         2,423
Other              15,061          2           101           493
                 --------    -------     ---------       -------
  Segment total   259,006     26,620        15,530        18,210
Corporate             ---     (2,993)           67            18
                 --------    -------     ---------       -------
  Consolidated
    total        $259,006    $23,627       $15,597       $18,228
                 ========    =======     =========       =======
1998

Packaging        $162,497    $17,478        $9,351        $7,884
Ceramics           79,422     11,596         5,065         8,442
Other              15,407       (811)          448         1,167
                 --------    -------     ---------       -------
  Segment total   257,326     28,263        14,864        17,493
Corporate             ---     (2,357)           77           284
                 --------    -------     ---------       -------
  Consolidated
    total        $257,326    $25,906       $14,941       $17,777
                 ========    =======     =========       =======

     The   table  below  summarizes  information  about  reported
segments as of and for the six months ended June 30:

                          Operating  Depreciation
                    Net     Income        and                    Capital
(In thousands)     Sales    (Loss)   Amortization    Assets   Expenditures
                 -------- ---------  ------------  ---------- ------------
1999

Packaging        $299,261   $27,623       $17,293    $568,385      $32,565
Ceramics          171,989    22,351        12,090     313,565        3,971
Other              30,311       427           531      54,426          959
                 --------   -------     ---------  ----------    ---------
  Segment total   501,561    50,401        29,914     936,376       37,495
Corporate             ---   (5,340)           135     110,569           18
                 --------   -------     ---------  ----------    ---------
  Consolidated
    total        $501,561   $45,061       $30,049  $1,046,945      $37,513
                 ========   =======     =========  ==========    =========
1998

Packaging        $302,033   $30,831       $17,768    $578,374      $18,030
Ceramics          160,367    17,173         9,881     267,310       16,315
Other              31,659   (3,776)           907      66,285        2,321
                 --------   -------     ---------  ----------    ---------
  Segment total   494,059    44,228        28,556     911,969       36,666
Corporate             ---   (4,762)           157      86,678          327
                 --------   -------     ---------  ----------    ---------
  Consolidated
    total        $494,059   $39,466       $28,713    $998,647      $36,993
                 ========   =======     =========  ==========    =========


Note 4.  Golden Aluminum Company

      On May 26, 1999, the Company announced that it had been notified by Crown Cork & Seal Company, Inc. (Crown) of its intention to return Golden Aluminum Company (Golden Aluminum) to the Company effective August 23, 1999. Under the terms of a March 1997 agreement between the Company and Crown, as amended, Crown paid a non-refundable $10 million payment and issued a $60 million note to the Company in exchange for Golden Aluminum. Crown also had the option of returning Golden Aluminum to the Company in satisfaction of the $60 million note. The Company is actively working to sell Golden Aluminum to another buyer and has received interest from several parties. The Company is working toward a sale of Golden Aluminum by the end of 1999.


Note 5.  Subsequent Events

     On July 26, 1999 the Company announced that it has agreed to sell the assets and business of its flexible packaging division to Sonoco Products Company for approximately $105 million in cash. This transaction is expected to close in September. The Company will use the proceeds, after transaction costs, to pay down debt associated with its acquisition of the packaging business of Fort James.


Item  2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

General Business Overview

      ACX Technologies, Inc. ("ACX" or the "Company"), together with its subsidiaries, is a diversified, value added manufacturing organization focused on pioneering differentiated customer solutions. Two business segments comprise the majority of the Company's results from operations: the packaging business, operated through Graphic Packaging Corporation (Graphic Packaging), and the ceramics business, operated through Coors Ceramics Company (Coors Ceramics). On June 15, 1999, the Company announced a plan to spin-off Coors Ceramics. Under the proposed spin-off plan, the Company would distribute 100% of the shares of Coors Ceramics to shareholders of ACX in a tax-free transaction. The transaction, which is subject to regulatory approvals, a favorable IRS ruling and final approval of the Company's Board of Directors, is planned for completion by the end of 1999.

      Graphic Packaging is a nonintegrated manufacturer of both folding cartons and flexible packages and participates in the beverage, frozen food, dried food, soap and detergent, bakery, tobacco, pet food, confectionery, quick service restaurant, coffee, photographic, and personal care markets. Graphic Packaging has announced that its future strategy will focus primarily on folding cartons.

      To further its folding carton strategy, on April 25, 1999 the Company entered into a definitive purchase agreement with Fort James Corporation (Fort James) to acquire the net assets of Fort James' folding carton business for $830 million in cash. The folding carton business of Fort James is a major supplier of folding cartons to leading consumer product companies. The Fort James folding carton business is comprised of 12 carton plants and a paper mill. The Company expects to close the acquisition in early August 1999.

      On July 26, 1999, the Company announced it had reached an agreement to sell the assets and business of its flexible packaging division to Sonoco Products Company for approximately $105 million in cash. This transaction is expected to close in September 1999.

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

     In addition to the primary operating businesses, the Company owns other businesses (Other), primarily operating through its majority owned subsidiary, Golden Genesis Company (Golden Genesis). Golden Genesis' focus is on assembling and distributing solar electric systems. On May 25, 1999, the Company announced that Kyocera International, Inc., a wholly owned subsidiary of Kyocera Corporation, has agreed to purchase 100% of the common shares of Golden Genesis, including the Company's majority ownership, for $2.33 per share. The Company expects to receive proceeds of approximately $30 million for its majority interest in Golden Genesis, including the repayment of certain intercompany debt. Closing is scheduled for August 3, 1999.

      The Other businesses also include a real estate development partnership. Additionally, the historical results for the Other businesses include the operations of a biodegradable polymer project and a corn-wet milling facility. During 1998, the Company exited the biodegradable polymer project. On January 31, 1999, the Company sold the corn-wet mill operation.



Results from Continuing Operations

     Consolidated net sales for the three months ended June 30, 1999 increased slightly to $259.0 million as compared to consolidated net sales of $257.3 million for the same period in 1998. For the six months ended June 30, consolidated net sales grew 1.5% to $501.6 million compared to the first half of 1998. These increases are primarily attributable to the March acquisitions of Edwards and Precision, partially offset by sales declines at Graphic Packaging due to changes in product mix, softness in sales to tobacco and dried foods customers, and certain price reductions. Base business sales at Coors Ceramics were also down due to price competition and continued softness in the pulp and paper and electronics markets.

     Consolidated gross margin for the second quarter and six months ended June 30, 1999 were 21.3% and 20.6%, respectively, in line with the 20.6% gross margins recorded for the second quarter and six months ended June 30, 1998.

     Consolidated operating income for the second quarter of 1999 totaled $23.7 million, a $2.3 million decrease from operating income for the second quarter of 1998. For the six months ended June 30, 1999, consolidated operating income grew 14.2% to $45.1 million over consolidated operating income for the same six month period in 1998, which was due primarily to the $7.2 million in asset impairment charges recorded during the first half of 1998 with no such charges in 1999. Excluding this charge, consolidated operating income in the 1999 first half was $1.6 million lower than in the comparable period in 1998. The decreases in operating income in 1999 are primarily attributable to lower revenues and competitive pricing pressure at both Graphic Packaging and in Coors Ceramics' base business.

     Net interest expense for the second quarter of 1999 totaled $5.4 million, a slight increase from the $5.3 million in net interest expense recorded in the 1998 second quarter. This increase reflects debt financing of the Edwards and Precision acquisitions, partially offset by debt repayments funded by operating cash flow. For the first six months of 1999, net interest expenses totaled $10.6 million, compared with $9.6 million in the first half of 1998. This increase is attributable to debt financing for the Edwards and Precision acquisitions in 1999 and reflects the timing of borrowings for the Universal Packaging acquisition in mid-January 1998.

     The consolidated effective tax rate for the first half of 1999 was approximately 39%, compared with 40% in the first half of 1999.

Liquidity and Capital Resources

      The Company's liquidity is generated from both internal and external sources and is used to fund short-term working capital needs, capital expenditures, and acquisitions. At June 30, 1999, the Company's working capital was $168.1 million with a current ratio of 1.74 to 1.

      During the second quarter of 1999, the Company entered into an agreement with Bank of America to provide $1.3 billion in short and long-term credit facilities (the Credit Facilities) to finance the Company's acquisition of the Fort James folding carton business and repay all existing debt. The Company expects to close on the Credit Facilities in early August. Amounts borrowed under the new facilities will bear interest at LIBOR plus a spread that varies depending on the Company's financial performance. In addition, the Company will pay a commitment fee on the unused portion of the Credit Facilities. Borrowings will be secured with a pledge of 100% of the common and preferred shares of the Company's domestic subsidiaries and 65% of the common and preferred shares of material foreign subsidiaries. If the Company fails to meet certain financial measures and repay at least $525 million within 180 days of closing the Credit Facilities, then borrowings will become secured by all assets of the Company and its subsidiaries. The Company expects to raise funds for repayment of the Credit Facilities through the sale of its interest in Golden Genesis, the sale of its flexible packaging division, operating cash flow, and other sources. Additionally, the Company expects to receive approximately $200 million in cash upon the spin-off of Coors Ceramics.

     The Company has access to a two-year, unsecured $250 million revolving credit facility. Amounts borrowed under this facility bear interest under various pricing alternatives, including (i) LIBOR plus a spread depending on the Company's debt ratings or
(ii) a competitive money market auction. In addition, the Company pays a commitment fee on the committed amount. At June 30, 1999, $180 million was outstanding under this line. The Company intends to cancel this facility and repay all amounts borrowed upon closing of the Credit Facilities.

      The Company has $100 million of senior notes outstanding under a private placement agreement bearing interest at an average rate of 8%. In addition, the Company assumed $92.5 million of senior notes through its acquisition of Britton Group plc in January 1998, of which $9.5 million was repaid in the first quarter of 1999. These notes bear interest at approxi-mately 7.1%. The Company intends to repay these notes upon closing of the Credit Facilities. In addition to principal and accrued interest, the Company anticipates paying approximately $5 million in prepayment penalties associated with the early retirement of these notes.

      The Company has an uncommitted $20 million revolving credit facility with Wachovia Bank, N.A. As of June 30, 1999, there were no amounts outstanding under this facility.

      The Company has entered into contracts to hedge the underlying interest rate on $175 million of anticipated long-term borrowings. These contracts lock in an average risk-free rate of approximately 5.78% and expire on November 1, 1999. The anticipated borrowings will be used to refinance a portion of the Credit Facilities. As of June 30 1999, the unrecognized loss associated with these hedge contracts was approximately $1.2 million.

      During 1998, the Company's Board of Directors approved  the repurchase  of up to 5% of the outstanding common shares  of  the
Company.   As  of  June  30,  1999, the Company  had  repurchased
181,200 shares at an aggregate cost of $2.4 million.

      The Company currently expects that the Credit Facilities will provide adequate sources of funds to finance the acquisition of the Fort James folding carton business and repay existing debt. Additionally, the Company believes that cash flows from operations, the sale of certain assets, and borrowings under the Credit Facilities will be adequate to meet the required debt
repayments  and   the  Company's  needs for  working capital and
temporary financing for capital expenditures.

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

     IT Systems - The Company is primarily using internal resources to remediate IT systems. External resources are used to assist in testing compliance of IT systems. The Company does not rely on any one IT system. The majority of the IT systems have been recently purchased from third party vendors. These systems were already Year 2000 compliant or had Year 2000 compliance upgrades. As of June 30, 1999, approximately 80% of the Company's IT systems were Year 2000 compliant.

     Non-IT Systems - The Company has approximately 40 manufacturing facilities with varying degrees of non-IT systems (such as printing presses, automated kiln systems, statistical process control systems, ink mixing systems, quality control systems, and machining equipment). The vast majority of these facilities are located in North America. To ensure Year 2000 compliance for non-IT systems, the Year 2000 task force has contacted the suppliers of these non-IT systems and obtained statements that the systems are Year 2000 compliant and is in the process of testing Year 2000 compliance. The majority of these non-IT systems use time intervals instead of dates and are Year 2000 compliant. Thus, the Company believes that potential disruptions of such systems due to the Year 2000 issue should be minimal. As of June 30, 1999, approximately 90% of the Company's "major" and "limited" non-IT systems are Year 2000 compliant. The "minor" non-IT systems are in various stages of compliance.

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

     Costs - Through June 30, 1999, the Company has spent approximately $0.9 million out of an estimated total $1.8 million related to the Year 2000 issue. These costs include the costs incurred for external consultants and professional advisors and the costs for software and hardware. The Company has not separately tracked internal costs such as payroll related costs for its information technologies group and other employees working on the Year 2000 project. The Company expenses all costs related to the Year 2000 issue as incurred. These costs are being funded through operating cash flows.

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

Segment Information

     Net sales and operating income for the second quarter 1999 and 1998 are summarized by segment below:


                                                   Operating
                          Net Sales              Income(Loss)
                     --------------------      -----------------
(In thousands)           1999        1998         1999      1998
                     --------    --------      -------   -------
Graphic Packaging    $148,534    $162,497      $14,784   $17,478
Coors Ceramics         95,411      79,422       11,834    11,596
Other                  15,061      15,407            2      (811)
Corporate                 ---         ---       (2,993)   (2,357)
                     --------    --------      -------   -------
                     $259,006    $257,326      $23,627   $25,906
                     ========    ========      =======   =======

     Net sales and operating income for the six months ended June
30 are summarized by segment below:

                                                   Operating
                           Net Sales              Income(Loss)
                     --------------------      -----------------
(In thousands)           1999        1998         1999      1998
                     --------    --------      -------   -------
Graphic Packaging    $299,261    $302,033      $27,623   $30,831
Coors Ceramics        171,989     160,367       22,351    17,173
Other                  30,311      31,659          427    (3,776)
Corporate                 ---         ---       (5,340)   (4,762)
                     --------    --------      -------   -------
                     $501,561    $494,059      $45,061   $39,466
                     ========    ========      =======   =======



Graphic Packaging

     Graphic Packaging reported net sales for the second quarter and six months ended June 30, 1999 of $148.5 million and $299.3 million, respectively. This compares to net sales of $162.5 million and $302.0 million for the corresponding periods in 1998. The lower 1999 net sales are primarily due to softness in the tobacco and dry foods markets, changes in product mix, a decline in sales of promotional packaging, and price reductions given to satisfy continuous improvement initiatives, partially offset by a full first quarter of sales from Universal Packaging in 1999. Universal Packaging was acquired on January 14, 1998, and consequently, was not included for the full six months in the 1998 period.

     Graphic Packaging's operating income for the second quarter and six months ended June 30 totaled $14.8 million and $27.6 million, respectively. This compares to $17.5 million and $30.8 million reported for the same periods in 1998. Operating margins declined slightly from 10.8% in the second quarter 1998 to 10.0% in the 1999 second quarter. For the six month ended June 30, 1999, operating margins fell to 9.2% from 10.2% in the same period of 1998. The declines in operating profits and margins are attributable to competitive pricing pressures across all lines of business. Additionally, price reductions given to customers have outpaced cost cutting efforts.

Coors Ceramics

     Coors Ceramics' second quarter 1999 net sales were $95.4 million, an increase of 20.1% over the 1998 second quarter. For the six months ended June 30, 1999 net sales totaled $172.0 million, an increase of $11.6 million over the same six-month period in 1998. The net sales increases are attributable to the March 1999 acquisitions of Edwards and Precision. Coors Ceramics' continues to see currency influenced price pressures and softness in the pulp and paper and electronics markets, which has negatively impacted base business sales.

     Coors Ceramics' operating income was $11.8 million for the second quarter of 1999 compared to $11.6 million for the second quarter of 1998. The addition of Edwards and Precision increased operating income for the 1999 quarter, partially offset by lower base business operating income resulting from price competition and continued softness in the pulp and paper and electronics markets. For the six months ended June 30, 1999, operating income increased 30.2% to $22.4 million as compared to the same period in 1998. Operating income for the 1998 first half was negatively impacted by $6.2 million in asset impairment charges related to the termination of the Company's C-4 technology agreement with IBM.

     Operating margins for the quarter and six months ended June 30, 1999 fell to 12.4% and 13.0% from 14.6% and 14.6% in the corresponding periods in 1998, excluding the 1998 asset impairment charge. Coors Ceramics continues to maintain and increase unit sales volumes but has reduced prices in many cases to compete with foreign competitors, resulting in lower operating margins.

Other

     As of June 30, 1999, the Company's Other businesses includes its majority interest in Golden Genesis, a real estate partnership, and the results of the Company's corn-wet mill, which was sold on January 31, 1999. The Company plans to liquidate its majority interest in Golden Genesis as a part of Golden Genesis' merger into Kyocera International, Inc. in early August 1999.

       For the first half of 1998, the Other businesses also included the results of the Company's biodegradable polymer project.

     Net sales for the Other businesses were $15.0 million for the second quarter of 1999, in line with the $15.4 million in net sales recorded for the 1998 second quarter. For the six months ended June 30, 1999, net sales declined to $30.3 million as compared to $31.7 million for the same period in 1998. This decrease is primarily a result of the sale of the corn-wet mill in January 1999.

     For the second quarter 1999, the Other businesses had break even operating results compared to an operating loss of $0.8 million for the 1998 second quarter. For the six months ended June 30, 1999, the Other businesses recorded operating income of $0.4 million compared to a $3.8 million operating loss in the 1998 first half. The improvement in 1999 reflects the elimination of expenses associated with the biodegradable polymer project in 1998. The 1998 first half operating loss also includes a $1.0 million asset impairment charge related to the long-lived assets of Solartec, S.A., a solar electric distributor in Argentina and a $1.1 million write-down of inventories and accounts receivable associated with the Company's battery charging operations in Brazil.

Corporate

     Corporate costs totaled $3.0 million and $5.3 million for the second quarter and six months ended June 30, 1999, respectively. This compares to corporate costs of $2.4 million and $4.8 million for the same periods in 1998. The increase in corporate costs reflects higher professional fees and other costs associated with the Company's plan to spin off Coors Ceramics.

Forward-Looking Statements

     Some of the statements in this Form 10-Q Quarterly Report, as well as statements by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words or phrases denoting the anticipated results of future events such as "anticipate," "believe," "estimate," "will likely," "are expected to," "will continue," "project," and similar expressions that denote uncertainty are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) changes in industries in which the Company does business, such as beverage, food, telecommunications, automotive, semiconductor, petrochemical, and tobacco; (iii) the loss of major customers;
(iv) the loss of market share and increased competition in certain markets; (v) industry shifts to alternative materials, such as replacement of ceramics by plastics or metals, a substitution of flexible packaging for folding cartons, and competitors offering products with characteristics similar to the Company's products; (vi) changes in consumer buying habits; (vii) governmental regulation including environmental laws; (viii) the ability of the Company to successfully execute exit strategies for non-core businesses and Golden Aluminum Company; (ix) the Company's ability to successfully integrate acquisitions; and (x) other factors over which the Company has little or no control.

     These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management of ACX Technologies, such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations. Except for certain reclassifications made to consistently report the information contained in the financial statements, all adjustments made to the interim financial statements presented are of a normal recurring nature. The results of operations for the second quarter ended June 30, 1999, may not be indicative of results that may be expected for the year ending December 31, 1999.



                   PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit
Number                      Document Description

  27      Financial Data Schedule


(b)  Reports on Form 8-K

   A report on Form 8-K was filed on April 19, 1999
   regarding the Company's announcement on April 6, 1999 of its intention to dispose of the Flexible Packaging
   Division of Graphic Packaging Corporation.

   A report on Form 8-K was filed on April 27, 1999 regarding the Company's announcement on April 26, 1999 of its planned acquisition of the folding carton business of Fort James Corporation.

   A report on Form 8-K was filed on May 27, 1999
   regarding the Company's announcement on May 25, 1999 of the merger of Golden Genesis Company into Kyocera
   International, Inc.

   A report on Form 8-K was filed on May 28, 1999
   regarding the Company's announcement on May 26, 1999 that Crown Cork & Seal Company, Inc. had notified ACX of its intention to return Golden Aluminum Company to the Company.

   A report on Form 8-K was filed on June 23, 1999
   regarding the Company's announcement on June 15, 1999 of its intention to spin-off Coors Ceramics Company.




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     July 29, 1999          By /s/Jed J. Burnham
                                 ----------------------------
                                 Jed J. Burnham
                                 (Chief Financial Officer and
                                  Treasurer)

Date:     July 29, 1999          By /s/Beth A. Parish
                                 ----------------------------
                                 Beth A. Parish
                                 (Controller and Principal
                                  Accounting Officer)