Form 10-Q
period 1999-09-30
ACX TECHNOLOGIES INC
filed 1999-11-05
CIK 892793

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended September 30, 1999

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

                   Yes [X]         No [  ]

There were 28,523,011 shares of common stock outstanding as of October 29, 1999.




                 PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


		     ACX TECHNOLOGIES, INC.
                 CONSOLIDATED INCOME STATEMENT
             (In thousands, except per share data)

                             Three months ended       Nine months ended
                                September 30,           September 30,
                               1999       1998        1999        1998
                             --------   --------    --------   --------
Net sales                    $338,564   $248,019    $840,125   $742,078

  Cost of goods sold          282,355    205,266     680,319    597,665
                             --------   --------    --------   --------
Gross profit                   56,209     42,753     159,806    144,413

  Selling, general and
    administrative             30,094     22,326     83,876      72,364
  Goodwill amortization         4,827      2,645      9,581       7,563
  Asset impairment and
    restructuring charges
    (Note 5)                      ---     25,482        ---      32,720
                             --------   --------    --------   --------
Operating income (loss)        21,288     (7,700)     66,349     31,766

Gain from sale of businesses
  (Note 4)                     30,236        ---      30,236        ---
Other income - net                303        508         319        568
Interest expense - net        (15,239)    (5,314)    (25,836)   (14,946)
                             --------   --------    --------   --------
Income (loss) from
  continuing operations
  before income taxes and
  extraordinary loss           36,588    (12,506)     71,068     17,388

Income tax expense (benefit)   15,000     (5,000)     28,500      6,900
                             --------   --------    --------   --------
Income (loss) from
  continuing operations
  before extraordinary loss    21,588     (7,506)     42,568     10,488
Loss from discontinued
  operations, net of tax
  (Note 1)                     (6,107)       ---      (6,107)       ---
                             --------   --------    --------   --------
Income (loss) before
  extraordinary loss           15,481     (7,506)     36,461     10,488
Extraordinary loss, net of
  tax (Note 2)                 (2,332)       ---      (2,332)       ---
                             --------   --------    --------   --------
Net income (loss)             $13,149    ($7,506)    $34,129    $10,488
                             ========   ========    ========   ========
Net income (loss) per basic
  share                         $0.46     ($0.26)      $1.20      $0.37
                             ========   ========    ========   ========
Net income (loss) per
diluted share                   $0.46     ($0.26)      $1.19      $0.36
                             ========   ========    ========   ========
Weighted average shares
  outstanding - basic          28,459     28,581      28,443     28,520
                             ========   ========    ========   ========
Weighted average shares
  outstanding - diluted        28,760     29,019      28,741     29,126
                             ========   ========    ========   ========

See Notes to Consolidated Financial Statements.




                        ACX TECHNOLOGIES, INC.
                     CONSOLIDATED BALANCE SHEET
                  (In thousands, except share data)

                                      September 30,    December 31,
                                          1999             1998
                                      -------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents               $42,316         $26,196
  Accounts receivable                     133,065          92,763
  Inventories
     Finished                              86,931          62,484
     In process                            48,157          37,458
     Raw materials                         58,228          48,610
                                      -------------    ------------
  Total inventories                       193,316         148,552
  Notes receivable                             --          60,568
  Other assets                             43,297          30,076
  Current assets of discontinued
    operations                              2,593             ---
                                      -------------    ------------
    Total current assets                  414,587         358,155
                                      -------------    ------------
Properties at cost less accumulated
  depreciation of $327,265 in 1999
  and $286,204 in 1998                    674,354         373,691
Goodwill, net                             630,869         206,583
Other assets                               84,619          22,776
Noncurrent assets of discontinued
  operations                               41,000             ---
                                      -------------    ------------
Total assets                           $1,845,429        $961,205
                                      =============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current maturities of long-term debt     $416,000         $86,300
Other current liabilities                 190,504         119,311
                                      -------------    ------------
    Total current liabilities             606,504         205,611

Long-term debt                            665,000         233,000
Other long-term liabilities                79,500          61,260
                                      -------------    ------------
    Total liabilities                   1,351,004         499,871
Minority interest                           6,279          13,379

Shareholders' Equity
Preferred stock, non-voting, $0.01
  par value, 20,000,000 shares
  authorized and no shares issued
  or outstanding                              ---             ---
Common stock, $0.01 par value
  100,000,000 shares authorized
  and 28,482,000 and 28,373,000
  issued and outstanding at
  September 30, 1999, and
  December 31, 1998, respectively             285             284
Paid-in capital                           452,287         451,401
Retained earnings                          35,838           1,710
Accumulated other comprehensive loss         (264)         (5,440)
                                      -------------    ------------
  Total shareholders' equity              488,146         447,955
                                      -------------    ------------
Total liabilities and shareholders'
  equity                               $1,845,429        $961,205
                                      =============    ============

See Notes to Consolidated Financial Statements.




                       ACX TECHNOLOGIES, INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In thousands)


                                        Nine months ended
                                           September 30,
                                       --------------------
                                        1999         1998
                                       --------    --------
Cash flows from operating
activities:
  Net income                            $34,129     $10,488
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Noncash loss from
        discontinued operations          10,000         ---
      Restructuring and asset
        impairment                          ---      32,720
      Depreciation and
        amortization                     52,492      40,631
      Gain on sales of businesses       (30,236)        ---
      Change in deferred income
        taxes                             2,604      (9,151)
      Change in current assets and
        liabilities                      49,227      (1,585)
      Change in deferred items and
        other                            (7,415)     (6,614)
      Change in current assets of
        discontinued operations          (2,593)        ---
                                       --------    --------
Net cash provided by operating
  activities                            108,208      66,489
                                       --------    --------
Cash flows used in investing
  activities:
      Acquisitions, net of cash
        acquired                       (899,841)   (293,564)
      Proceeds from sales of
        assets                          129,526     129,952
      Capital expenditures              (56,981)    (61,939)
      Other                               3,776      (2,098)
                                       --------    --------
Net cash used in investing
  activities                           (823,520)   (227,649)
                                       --------    --------
Net cash provided by financing
  activities                            731,432     148,819
                                       --------    --------
Cash and cash equivalents:
  Net increase (decrease) in cash
    and cash equivalents                 16,120     (12,341)
  Balance at beginning of period         26,196      49,355
                                       --------    --------
  Balance at end of period              $42,316     $37,014
                                       ========    ========

See Notes to Consolidated Financial Statements.



                     ACX TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Discontinued Operations

     Under the terms of a March 1997 agreement between ACX Technologies, Inc. (ACX or the Company) and Crown Cork & Seal Company, Inc. (Crown), as amended, Crown paid a nonrefundable $10 million payment and issued a $60 million note to the Company in exchange for Golden Aluminum Company (Golden Aluminum). Crown had the option of returning Golden Aluminum to the Company in satisfaction of the $60 million note. On May 26, 1999, ACX announced that it had been notified by Crown of its intention to return Golden Aluminum effective August 23, 1999.

     On August 17, 1999 the Company entered into a letter of intent with Alcoa Inc. to sell Golden Aluminum for $41 million and the Company is in the process of completing the sale. The disposition is expected to be completed by the end of 1999 and is expected to result in an estimated after-tax loss of approximately $6.1 million, including approximately $0.1 million of after-tax losses associated with operating activities of Golden Aluminum from August 23, 1999 through the expected sale date. Accordingly, the results for Golden Aluminum since August 23, 1999 and the estimated loss through the disposition date have been classified as discontinued operations in the consolidated statement of income.

     Summarized results of discontinued operations are as follows
(in thousands):

                                   Nine Months and
                                    Three Months
                                        Ended
                                    September 30,
                                         1999
                                   ---------------

Net sales                                $2,325
                                       ========
Loss on disposal before
income taxes                           ($10,000)

Loss on operations during
disposition period before
income taxes                               (178)

Income tax benefit                        4,071
                                        -------
Net loss on disposal of
discontinued operations                 ($6,107)
                                        =======

     The basic and diluted per share loss on the disposal of the discontinued operations for the three months and nine months ended September 30, 1999 is $0.21. The assets and liabilities of Golden Aluminum which are held for sale have been separately identified on the September 30, 1999 consolidated balance sheet as net current or noncurrent assets of discontinued operations. These assets are comprised of accounts receivable and payable and property, plant and equipment. The note receivable from Crown was classified in current assets in the December 31, 1998, consolidated balance sheet. There were no other assets or liabilities associated with Golden Aluminum at December 31, 1998.

     Significant estimates have been made by management with respect to the loss on disposal of Golden Aluminum. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term.

Note 2.  Extraordinary Item

During third quarter 1999, the Company retired $358 million of debt with the proceeds from a new $1.3 billion credit facility led by Bank of America (the Credit Facilities). The Credit Facilities were executed on August 2, 1999 and the proceeds were used to refinance all prior debt and the acquisition of the folding carton business of Fort James Corporation (Fort James). Amounts borrowed under the new facilities bear interest at LIBOR plus a spread that varies depending on the Company's financial performance. In addition, the Company pays a commitment fee on the unused portion of the Credit Facilities. Borrowings are secured with a pledge of 100% of the common and preferred shares of the Company's domestic subsidiaries and 65% of the common and preferred shares of material foreign subsidiaries. If the Company fails to meet certain financial measures and repay at least $525 million within 180 days of closing the Credit Facilities, then borrowings will become secured by all assets of the Company and its subsidiaries. Through September 30, 1999 the Company had repaid $109 million of the $525 million.

     In connection with the $358 debt repayment, the Company recorded an extraordinary loss of $2.3 million, net of taxes of $1.3 million, in the third quarter of 1999. The extraordinary loss represents prepayment penalties and the write off of unamortized loan origination costs, net of the related tax benefits. The after-tax loss was calculated using the estimated effective tax rate for the Company. The loss per basic and diluted share on the extraordinary loss is $0.08.

Note 3.  1999 Acquisitions

     On August 2, 1999, the Company acquired the assets and liabilities of the folding carton manufacturing business of Fort James for cash consideration of approximately $839 million, plus transaction and financing costs. The transaction has been accounted for under the purchase method. Accordingly, the excess of the purchase price over the fair value of the assets and liabilities acquired of approximately $443 million is being amortized using the straight-line method over 30 years. The folding carton business of Fort James is a major supplier of folding cartons to leading consumer product companies for packaging food and health care products.

     The following pro forma information for ACX has been prepared assuming that this acquisition had occurred on January 1, 1998. The pro forma information includes adjustments for (1) amortization of goodwill (2) increased interest expense related to new borrowings at applicable rates for the purchase, (3) decrease in interest income related to the assumed use of cash for the purchase of Fort James, and (4) the net tax effect of pro forma adjustments at the statutory rate. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been had the transaction been effected on the assumed date nor is it necessarily indicative of the results of operations which may occur in the future.


                                           Pro forma        Pro forma
                                          Nine Months      Nine Months
                                            Ended             Ended
                                         September 30,    September 30,
(In thousands, except per share data)        1999             1998
                                         -------------    -------------

Net sales                                  $1,177,751       $1,194,389
                                         =============    =============
Income (loss) from continuing
operations, before
  extraordinary loss                          $21,307         ($13,412)
                                         =============    =============

Net income (loss)                             $12,868         ($13,412)
                                         =============    =============

Income (loss) from continuing
  operations, before
  extraordinary loss per basic
  share of common stock                         $0.75           ($0.47)
                                         =============    =============

Income (loss) from continuing
  operations, before
  extraordinary loss per diluted
  share of common stock                         $0.74           ($0.47)
                                         =============    =============

Net income (loss) per basic share
  of common stock                               $0.45           ($0.47)
                                         =============    =============

Net income (loss) per diluted
  share of common stock                         $0.45           ($0.47)
                                         =============    =============

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

Note 4.  1999 Dispositions

      On September 2, 1999, the Company sold the assets and business of its flexible packaging division to Sonoco Products Company for approximately $105 million in cash. The Company used the proceeds from the sale, less transaction costs, to reduce debt associated with its recent acquisition of the folding carton business of Fort James (see Note 3). The Company recorded a pre-tax gain of $22.7 million and after-tax gain of $13.6 million or $0.48 per share on a basic basis and $0.47 per share on a diluted basis. The after-tax gain was calculated using the estimated effective tax rate for the Company.

     On August 3, 1999, the Company sold its majority interest in a group of solar electric distribution companies to Kyocera International, Inc., a wholly owned subsidiary of Kyocera Corporation. The Company realized $30.8 million in cash of which $20.8 million was consideration for the Company's equity position and of which $10 million was for the repayment of certain debt owed to the Company. The Company used the proceeds from the sale, less transaction costs, to reduce debt associated with its recent acquisition of the folding carton business of Fort James (see Note 3). The pre-tax gain recorded in conjunction with this transaction totaled $7.5 million while the post-tax gain was $4.5 million. The after-tax gain was calculated using the estimated effective tax rate for the Company. Resultant earnings per share on a basic and diluted basis for this sale are $0.16.

Note 5. Asset Impairment and Restructuring Charges

     During the third quarter of 1998, the Company recorded $19.5 million in asset impairment and restructuring charges associated with Graphic Packaging's flexible division. Deterioration of the performance of this division led to an overall restructuring plan which was completed in September 1999 with the sale of these operations. (See Note 4). In addition, the Company recorded a $5.6 million asset impairment charge at the Chattanooga, Tennessee operation within Coors Ceramics, as well as a $0.4 million asset impairment charge at its Solar Electric business.

     During first quarter of 1998, Coors Ceramics recorded a $6.2 million asset impairment charge related to the cancellation of its C-4 technology agreement with IBM and the Solar Electric business recorded a $1.0 million asset impairment charge to write down its investment in a solar electric systems distributor located in Argentina to its estimated fair market value.

Note 6.  Segment Information

     The Company's reportable segments (Packaging and Ceramics) are based on its method of internal reporting, which is based on product category. In addition, prior to August 3, 1999, the Company owned a majority interest in a group of solar electric distribution companies and a real estate developmental partnership, which are included in the Other segment. On August 3, 1999, the Company sold its majority interest in the solar electric distribution companies; thus the information reported below does not include activity subsequent to that date. Prior to January 31, 1999, the Other segment also included a corn-wet milling facility, and prior to March 1998, a biodegradable polymer developmental business.

     The Company evaluates the performance of its segments and allocates resources to them based primarily on operating income.
The table below summarizes information about reported segments as of and for the three months ended September 30:


                                   Operating
                          Net        Income       Total
(In thousands)           Sales       (Loss)       Assets
                        --------    --------    ----------
1999

Packaging               $238,439     $12,548    $1,387,330
Ceramics                  94,947      11,970       317,806
Other                      5,178        (535)       23,318
                        --------    --------    ----------
  Segment total          338,564      23,983     1,728,454
Corporate                    ---      (2,695)      116,975
                        --------    --------    ----------
  Consolidated total    $338,564     $21,288    $1,845,429
                        ========    ========    ==========
1998

Packaging               $159,740     ($7,618)     $557,612
Ceramics                  70,023       3,146       264,534
Other                     18,256      (1,254)       71,162
                        --------    --------    ----------
  Segment total          248,019      (5,726)      893,308
Corporate                    ---      (1,974)      116,116
                        --------    --------    ----------
  Consolidated total    $248,019     ($7,700)   $1,009,424
                        ========    ========    ==========

     The   table  below  summarizes  information  about  reported
segments for the nine months ended September 30:


                                     Operating
                           Net         Income
(In thousands)            Sales        (Loss)
                         --------    ---------
1999

Packaging                $537,700     $40,171
Ceramics                  266,936      34,321
Other                      35,489        (108)
                         --------     -------
  Segment total           840,125      74,384
Corporate                     ---      (8,035)
                         --------     -------
  Consolidated total     $840,125     $66,349
                         ========     =======
1998

Packaging                $461,773     $23,213
Ceramics                  230,390      20,319
Other                      49,915      (5,030)
                         --------     -------
  Segment total           742,078      38,502
Corporate                     ---      (6,736)
                         --------     -------
  Consolidated total     $742,078     $31,766
                         ========     =======


Item  2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

General Business Overview

      ACX Technologies, Inc. (ACX or the Company), together with its subsidiaries, is a diversified, value added manufacturing organization focused on pioneering differentiated customer solutions. Two business segments comprise the majority of the Company's results from operations: the packaging business, operated through Graphic Packaging Corporation (Graphic Packaging), and the ceramics business, operated through Coors Ceramics Company (Coors Ceramics). On June 15, 1999, the Company announced a plan to spin-off Coors Ceramics. Under the proposed spin-off plan, the Company would distribute 100% of the shares of Coors Ceramics to shareholders of ACX in a tax-free transaction. The transaction, which is subject to regulatory approvals, a favorable IRS ruling and final approval of the Company's Board of Directors, is planned for completion on or about January 1, 2000.

      Graphic Packaging is a manufacturer of folding cartons and participates in the beverage, frozen food, dried food, soap and detergent, tobacco, pet food, quick service restaurant, photographic, and personal care markets. Graphic Packaging's strategy is to focus on folding cartons.

     To further its folding carton strategy, on August 2, 1999, the Company acquired the assets and liabilities of the folding carton manufacturing business of Fort James Corporation (Fort James) for cash consideration of approximately $839 million, plus transaction and financing costs. The transaction has been accounted for under the purchase method. Fort James' folding carton operation is a major supplier of folding cartons to leading consumer product companies for packaging food and health care products. With the assets acquired from Fort James, the Company believes that Graphic Packaging is the country's largest folding carton company, with expanded technical capabilities.

      On September 2, 1999, the Company sold the assets and business of its flexible packaging division to Sonoco Products Company for approximately $105 million in cash. The Company will use the proceeds from the sale, less transaction costs, to reduce debt associated with its recent acquisition of the folding carton business of Fort James.

      Coors Ceramics develops, manufactures, and sells advanced technical products and other engineered materials across a wide range of product lines for a variety of custom applications. Coors Ceramics, which has been in business for more than 78 years, is the largest U.S.-owned, independent manufacturer of advanced technical ceramics. The majority of Coors Ceramics' sales are to the semiconductor equipment, petrochemical, power generation and mining, automotive, telecommunications, and pulp and paper industries. In March 1999, the Company acquired
Precision Technologies (Precision) and Edwards Enterprises (Edwards), both manufacturers of precision-machined parts primarily for the semiconductor equipment industry.

      The Company sold a portion of its other businesses (Other), primarily operating through its majority owned subsidiary, Golden Genesis Company (Golden Genesis) on August 3, 1999. Kyocera International, Inc., a wholly owned subsidiary of Kyocera Corporation, purchased 100% of the common shares of Golden Genesis, including the Company's majority ownership, for $2.33 per share. The Company received proceeds of $30.7 million for its majority interest in Golden Genesis, including the repayment
of  certain  debt.                          The Other  businesses
also  includes  a  real estate development  partnership  and  the operations of a biodegradable polymer project and a corn-wet milling facility. During 1998, the Company exited the biodegradable polymer project and on January 31, 1999, the Company sold the corn-wet mill operation.

Results from Continuing Operations

     Consolidated net sales for the three months ended September 30, 1999 increased 36.5% to $338.6 million as compared to consolidated net sales of $248.0 million for the same period in 1998. For the nine months ended September 30, 1999 consolidated net sales grew 13.2% to $840.1 million compared to the 1998 period. These increases are primarily attributable to the August 1999 acquisition by Graphic Packaging of the Fort James folding carton business. In addition, the March 1999 acquisitions of Edwards and Precision by Coors Ceramics contributed to the increase in net sales. The increase in net sales generated by these acquisitions was partially offset by the sale of the flexible packaging division of Graphic Packaging and the sale of Golden Genesis. The base business sales of Graphic Packaging decreased from 1998 levels primarily due to price competition. In addition, Coors Ceramics' base business decreased from 1998 levels due to softness in the pulp and paper and fluid handling markets.

     Consolidated gross margin for the three months and nine months ended September 30, 1999 was 16.6% and 19.0%, respectively, down slightly from the gross margins for the same 1998 periods of 17.2% and 19.5%, respectively. The slight decline is the result of a third quarter 1999 inventory writedown at Graphic Packaging's Lawrenceburg plant and the lower margins experienced in the newly acquired Fort James' packaging facilities.

     Consolidated operating income for the third quarter of 1999 totaled $21.3 million, a significant increase over the operating loss reported in the third quarter of 1998 of $7.7 million. The increase in operating income of $29 million is primarily related to the fact that in third quarter 1998, a $25.5 million asset impairment and restructuring charge was recorded while the 1999 period had no such charge. For the nine months ended September 30, 1999, consolidated operating income grew 108.9% to $66.3 million over consolidated operating income for the same nine month period in 1998, which was due primarily to the $32.7 million in asset impairment and restructuring charges recorded during 1998 with no such charges in 1999. Excluding these charges, consolidated operating income for the first three quarters of 1999 was $1.8 million higher than in the comparable period in 1998.

     Net interest expense for the third quarter of 1999 totaled $15.2 million, a significant increase from the $5.3 million in net interest expense recorded in the 1998 third quarter. For the first nine months of 1999, net interest expenses totaled $25.8 million, compared with $14.9 million in the year to date period ended September 30, 1998. These increases reflect the interest related to the $1.3 billion credit facility led by Bank of America (Credit Facilities) that was entered into in August 1999 to finance the acquisition of the folding carton operations of Fort James, as well as amortization of the related debt issuance costs.

     The consolidated effective tax rate for the first nine months of 1999 and 1998 was approximately 40%.

Liquidity and Capital Resources

      The Company's liquidity is generated from both internal and external sources and is used to fund short-term working capital needs, capital expenditures, and acquisitions. At September 30, 1999, the Company's working capital was negative $191.9 million with a current ratio of 0.68 to 1. The negative working capital position is primarily due to the addition of short term debt related to the Credit Facilities in third quarter 1999. The Company expects to raise funds to reduce outstanding debt under the Credit Facilities through operating cash flow, the sale of Golden Aluminum and the receipt of approximately $200 million in cash upon the spin-off of Coors Ceramics in conjunction with the new credit facility into which Coors Ceramics will enter. These events are expected to address the working capital short fall. At September 30, 1999, the Company has $110 million available to borrow under the Credit Facilities.

      On August 2, 1999, the Company entered into the Credit Facilities and refinanced all of its prior debt and acquired the folding carton business of Fort James. Amounts borrowed under the Credit Facilities bear interest at LIBOR plus a spread that varies depending on the Company's financial performance. In addition, the Company pays a commitment fee on the unused portion of the Credit Facilities. Borrowings are secured with a pledge of 100% of the common and preferred shares of the Company's domestic subsidiaries and 65% of the common and preferred shares of material foreign subsidiaries. If the Company fails to meet certain financial measures and repay at least $525 million within 180 days of closing the Credit Facilities, then borrowings will become secured by all assets of the Company and its subsidiaries. Through September 30, 1999 the Company had repaid $109 million of the $525 million.

      The Company has entered into contracts to hedge the underlying interest rate on $175 million of anticipated long-term borrowings. These contracts lock in an average risk-free rate of approximately 5.9% and expire on May 1, 2000. The anticipated borrowings will be used to refinance a portion of the Credit Facilities. As of September 30, 1999 the unrecognized gain associated with these hedge contracts was approximately $1.5 million. In addition, the Company has entered into two year interest rate swap agreements for $100 million of borrowings currently outstanding under the Credit Facilities. Under these swap agreements, the Company has locked in an average fixed rate of 5.94%.

      During 1998, the Company's Board of Directors approved the repurchase of up to 5% of the outstanding common shares of the Company. As of September 30, 1999, the Company had repurchased 181,200 shares at an aggregate cost of $2.4 million. Under the terms of the Credit Facilities, the Company is currently prohibited from repurchasing any additional outstanding common shares or paying dividends.

     The Company believes that cash flows from operations and the sale of certain assets will be adequate to meet the required debt
repayments        and the Company's needs for working capital and
capital expenditures. In addition, the Company can borrow additional amounts under the Credit Facilities to meet capital expenditure requirements. Capital expenditures for the Company have slightly exceeded depreciation for the nine months ended September 30, 1999 primarily at Graphic Packaging due to the construction of a new packaging facility located in Golden, Colorado. It is anticipated that this facility will be operational in early 2000. Capital expenditures for the year 2000 are also expected to slightly exceed depreciation for Graphic Packaging due to the purchase of an Enterprise Resource Planning system. The system, which is estimated to cost approximately $30 million over the next two years, is expected to significantly enhance the manufacturing, scheduling, purchasing, and financial operations of Graphic Packaging.

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

     The Year 2000 task force has taken an inventory of all IT and non-IT systems. This inventory categorizes potential systems date failures into three categories: "major" (critical to production and could be business threatening with no short-term alternatives available); "limited" (disrupting to the business operations with short-term solutions available); and "minor" (inconsequential to the business operations). The task force has prioritized the program to focus first on "major" systems. All critical systems are Year 2000 compliant as of September 30, 1999.

     IT Systems - The Company is primarily using internal resources to remediate IT systems. External resources are used to assist in testing compliance of IT systems. The Company does not rely on any one IT system. The majority of the IT systems have been recently purchased from third party vendors. These systems were already Year 2000 compliant or had Year 2000 compliance upgrades. As of September 30, 1999, all of the Company's IT systems were Year 2000 compliant.

     Non-IT Systems - The Company has approximately 40 manufacturing facilities with varying degrees of non-IT systems (such as printing presses, automated kiln systems, statistical process control systems, ink mixing systems, quality control systems, and machining equipment). The vast majority of these facilities are located in North America. To ensure Year 2000 compliance for non-IT systems, the Year 2000 task force has contacted the suppliers of these non-IT systems and obtained statements that the systems are Year 2000 compliant and is in the process of testing Year 2000 compliance. The majority of these non-IT systems use time intervals instead of dates and are Year 2000 compliant. Thus, the Company believes that potential disruptions of such systems due to the Year 2000 issue should be minimal. As of September 30, 1999, virtually all of the Company's "major" and "limited" non-IT systems are Year 2000 compliant. The "minor" non-IT systems are in various stages of compliance.

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

     Costs - Through September 30, 1999, the Company has spent approximately $1 million and believes that the Year 2000 expenditures are substantially complete. These costs include the costs incurred for external consultants and professional advisors and the costs for software and hardware. The Company has not separately tracked internal costs such as payroll related costs for its information technologies group and other employees working on the Year 2000 project. The Company expenses all costs related to the Year 2000 issue as incurred. These costs are being funded through operating cash flows.

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


Segment Information

Third Quarter Only
(In thousands)
                                                  Operating
                        Net Sales               Income (Loss)
                    -------------------       -----------------
                      1999       1998          1999       1998
                    --------   --------       -------   -------
Graphic Packaging   $238,439   $159,740       $12,548   ($7,618)
Coors Ceramics        94,947     70,023        11,970     3,146
Other                  5,178     18,256          (535)   (1,254)
Corporate                ---        ---        (2,695)   (1,974)
                    --------   --------       -------   -------
                    $338,564   $248,019       $21,288   ($7,700)
                    ========   ========       =======   =======

Third Quarter - Year to Date
(In thousands)
                                                  Operating
                       Net Sales                Income (Loss)
                    -------------------       -----------------
                      1999       1998          1999       1998
                    --------   --------       -------   -------
Graphic Packaging   $537,700   $461,773       $40,171   $23,213
Coors Ceramics       266,936    230,390        34,321    20,319
Other                 35,489     49,915          (108)   (5,030)
Corporate                ---        ---        (8,035)   (6,736)
                    --------   --------       -------   -------
                    $840,125   $742,078       $66,349   $31,766
                    ========   ========       =======   =======


GRAPHIC PACKAGING

     Graphic Packaging's third quarter 1999 net sales were $238.4 compared to the $159.7 million recorded in the 1998 period; a resultant increase of $78.7 million or 49.3%. Year to date net sales for the nine months ended September 30, 1999 were $537.7 million an increase of $75.9 million over the 1998 period. The increases in the year to date and quarter periods over 1998 are primarily attributable to the acquisition of the Fort James folding carton business on August 2, 1999, offset in part by the loss of sales related to the sale of the flexible packaging division on September 2, 1999. Pro forma sales for Graphic Packaging's ongoing operations are expected to be approximately $260 million per quarter.

     For the third quarter of 1999, Graphic Packaging had operating income of $12.5 million compared to an operating loss of $7.6 million in the 1998 similar period. For the nine month period ended September 30, 1999 operating income of $40.2 million was recorded while the 1998 period reported operating income of $23.2 million. The increases experienced in both periods over 1998 amounts are primarily the result of the asset impairment and restructuring charge booked in the 1998 third quarter of $19.5 million. The acquisition of Fort James added $7.4 million of operating income to both the 1999 third quarter as well as the nine months ended September 30, 1999. This addition was offset in part by additional goodwill amortization related to the acquisition of $2.5 million and transition service costs of $1.3 million.

     The Company expects that fourth quarter 1999 will improve over the third quarter due to the additional month of activity from the Fort James operations, and as the Company furthers its integration of the Fort James plants.

COORS CERAMICS

     Coors Ceramics' third quarter 1999 net sales were $94.9 million compared to $70.0 million for the similar 1998 period. For the year to date period ended September 30, 1999, net sales totaled $266.9, an increase of $36.5 million or 15.8% over the same period in 1998. The increase in sales for both the quarter and year to date periods is due to the strategic decision to focus on the high-growth semiconductor market. This strategy was pursued through the March 1999 acquisitions of Edwards and Precision, which primarily contributed to the increase in sales for both periods. In addition, base business sales at Coors Ceramics for the third quarter 1999 are up over the 1998 quarter due to the additional sales of ceramic products to the semiconductor industry. Sales to the semiconductor industry were approximately 33% and 28% of total sales for Coors Ceramics for the third quarter of 1999 and the nine month period ended September 30, 1999, respectively. For the similar 1998 periods, sales to the semiconductor industry were approximately 6% and 9%, respectively.

     Third quarter 1999 operating income was $12.0 million compared to $3.1 million for the third quarter of 1998, an increase of $8.9 million. This increase is partially attributable to the strong performance within the semiconductor industry from the Edwards and Precision acquisitions and additional ceramic product sales. In addition, this increase in operating income is partially attributable to the fact that a $5.6 million asset impairment charge at the Chattanooga, Tennessee operation was recorded in the 1998 quarter, while the 1999 quarter reflected no such charge. These increases were offset slightly by additional general and administrative costs related to certain organizational changes in conjunction with the spin-off. Year to date operating income through September 30, 1999 was $34.3 million. The comparable period in 1998 resulted in $20.3 million of operating income. The increase from 1998 to 1999 of $14 million was attributable to the absence in the 1999 period of an $11.8 million asset impairment charge booked in
1998. The remaining increase reflects the contribution to operating income from the Edwards and Precision acquisitions. At the same time, operating income generated from ceramic product sales is down over the 1998 period. This decrease illustrates the softness in the pulp and paper and fluid handling markets experienced in 1999.

     Excluding any costs associated with the spin-off of Coors Ceramics, the Company expects that fourth quarter ongoing results will be in line with those reported in third quarter. Coors
Ceramics is in the process of reviewing its facilities for potential consolidation opportunities. On November 1, 1999, Coors Ceramics made the decision to relocate its Pittsburgh, Pennsylvania operations to Oklahoma City, Oklahoma. It is expected that the facility will be moved at the end of 1999. Associated costs are not expected to be material.

OTHER

     Since the August 3, 1999 sale of Golden Genesis, the Other business is comprised of a real estate development partnership and a nutritional supplement business. The Company is in the process of disposing of these assets in order to focus solely on its core businesses.

     Operating loss for the third quarter of 1999 and 1998 was $0.5 million and $1.3 million respectively. Operating loss for the nine months ended September 30, 1999 was $0.1 million compared to $5.0 million for the similar 1998 period. Included in the year to date 1998 amount was a $1.4 million asset impairment charge. The sale of Golden Genesis and the resulting elimination of ongoing losses associated with this activity account for the remaining reduction in operating losses in the Other businesses.

Corporate

     Corporate costs totaled $2.7 million and $8.0 million for the third quarter and nine months ended September 30, 1999, respectively. This compares to corporate costs of $2.0 million and $6.7 million for the same periods in 1998, respectively. The increase in corporate costs reflects higher professional fees and other costs associated with the Company's plan to spin off Coors Ceramics on or about December 31, 1999.

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

     These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management of ACX Technologies, such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations. Except for certain reclassifications made to consistently report the information contained in the financial statements, all adjustments made to the interim financial statements presented are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 1999, may not be indicative of results that may be expected for the year ending December 31, 1999. Certain 1998 information has been reclassified to conform to the 1999 presentation.


                   PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit
Number              Document Description

27      Financial Data Schedule


(b)  Reports on Form 8-K

        A report on Form 8-K was filed on August 4, 1999, regarding the agreement the Company entered into to sell the assets and business of its flexible packaging division to Sonoco Products Company.

        A report on Form 8-K was filed on August 17, 1999, indicating that the Company had acquired the assets and liabilities of the folding carton manufacturing business of Fort James Corporation.

        A report on Form 8-K was filed on September 7, 1999, regarding the letter of intent the Company signed with Alcoa Inc. to sell its Golden Aluminum Company.

        A report on Form 8-K was filed on September 17, 1999, indicating that the Company had sold the assets and business of its flexible packaging division to Sonoco
        Products Company.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 5, 1999       By/s/Jed J. Burnham
                              ----------------------------
                              Jed J. Burnham
                              (Chief Financial Officer and
                               Treasurer)

Date:  November 5, 1999       By/s/Beth A. Parish
                              ----------------------------
                              Beth A. Parish
                              (Controller and Principal
                               Accounting Officer)