Form 10-K
period 1999-12-31
ACX TECHNOLOGIES INC
filed 2000-03-29
CIK 892793

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

[X]   ANNUAL  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
                               OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to                .

                Commission file number 0-20704

                     ACX TECHNOLOGIES, INC.
     (Exact name of registrant as specified in its charter)

           Colorado                          84-1208699
   (State of incorporation)      (IRS Employer Identification No.)

   4455 Table Mountain Drive,  Golden, Colorado     80403
     (Address of principal executive offices)     (Zip Code)

                         (303) 215-4600
      (Registrant's telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Act:

                       Title of each class
                              None

            Name of each exchange on which registered
                              None

   Securities registered pursuant to Section 12(g) of the Act:
                   $.01 par value Common Stock
                        (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ X ]    No [   ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [    ]

   As of March 22, 2000, there were 28,777,284 shares of common stock outstanding. The aggregate market value of such shares, other than shares held by persons who may be deemed affiliates of the Registrant, was $67,594,023.

DOCUMENTS INCORPORATED BY REFERENCE
  Registrant's Proxy Statement filed in connection with the 2000
Annual Meeting of Shareholders is incorporated by reference into
Part III.



                     ACX TECHNOLOGIES, INC.
                   Annual Report on Form 10-K
                        December 31, 1999


                        TABLE OF CONTENTS



                                                             Page
                                                              No.
PART I

Item 1.        Business                                        3
Item 2.        Properties                                     10
Item 3.        Legal Proceedings                              11
Item 4.        Submission of Matters to a Vote of Security
               Holders                                        11


PART II

Item 5.        Market for the Registrant's Common Stock
               and Related Stockholder Matters                12
Item 6.        Selected Financial Data                        13
Item 7.        Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                     14
Item 7A.       Quantitative and Qualitative Disclosures
               About Market Risk                              27
Item 8.        Financial Statements and Supplementary Data    28
Item 9.        Changes in and Disagreements with
               Accountants on Accounting and Financial
               Disclosure                                     60


PART III

Item 10.       Directors and Executive Officers of the
               Registrant                                     60
Item 11.       Executive Compensation                         60
Item 12.       Security Ownership of Certain Beneficial
               Owners and Management                          60
Item 13.       Certain Relationships and Related
               Transactions                                   60


PART IV

Item 14.       Exhibits, Financial Statement Schedules
               and Reports on Form 8-K                        61






                     ACX TECHNOLOGIES, INC.

    Unless the context indicates otherwise, references herein to the Company include ACX Technologies, Inc. (ACX Technologies) and its subsidiaries, including Graphic Packaging Corporation and its subsidiaries (collectively referred to as Graphic Packaging), Golden Technologies Company, Inc. and its subsidiaries (collectively referred to as Golden Technologies) and Golden Aluminum Company and its subsidiaries (collectively referred to as Golden Aluminum) included prior to March 1997, and from August 23 through November 5, 1999. On December 31, 1999, the Company spun-off Coors Porcelain Company and its subsidiaries (collectively referred to as CoorsTek). Unless otherwise noted, references to the Company exclude CoorsTek.


                             PART I

ITEM 1.  BUSINESS

(a)  General Development of Business

      The Company's principal executive offices are located at 4455 Table Mountain Drive, Golden, Colorado 80403. The Company's telephone number is (303) 215-4600.

       The Company, through its primary subsidiary Graphic Packaging, is a manufacturer of packaging products used by consumer product companies as primary packaging for their end-use products. The Company's strategy is to maximize its competitive position and growth opportunities in its core business, folding cartons. Toward this end, over the past several years the Company has acquired two significant folding carton businesses and has disposed of several noncore businesses and under-performing assets.

     The Company was incorporated in Colorado in August 1992 as a holding company for the packaging, ceramics, aluminum and developmental businesses formerly owned by Adolph Coors Company
(ACCo). Effective December 27, 1992, ACCo distributed to its shareholders all outstanding shares of the Company's stock. The Company's initial years of operation included packaging, ceramics, aluminum and various developmental businesses. Through various acquisitions, divestitures, a spin-off and other transactions, the Company is now strategically focused on the folding carton segment of the packaging industry.

     To better reflect the nature of the Company's new business focus, the Company changed its ticker symbol on the New York Stock Exchange to "GPK" and is asking shareholders to formally change the Company's name to Graphic Packaging International Corporation at its May 2000 annual shareholders' meeting.

     CoorsTek Spin-Off

     Effective December 31, 1999, ACX Technologies distributed to its shareholders all the outstanding common stock of CoorsTek in a tax-free spin-off transaction. One share of CoorsTek common stock was distributed for every four shares of ACX Technologies common stock owned. The tax basis allocation of costs for ACX Technologies shares acquired pre-spin off is: ACX 55.56% and CoorsTek 44.44%.

     Recent Acquisitions

      On August 2, 1999, the Company purchased the Fort James packaging business, which included 12 folding carton converting operations located throughout North America and a recycled paperboard mill located in Kalamazoo, Michigan (the Kalamazoo
Mill) for approximately $849 million, including working capital adjustments and acquisition costs. This business is a major supplier of folding cartons to leading consumer product companies for packaging food. The Kalamazoo Mill is currently being offered for sale.

     On January 14, 1998, the Company acquired Britton Group plc (Britton) pursuant to a cash tender offer for approximately $420 million. Britton was an international packaging group operating through two principal divisions: folding cartons and plastics. The folding cartons division, Universal Packaging, is a nonintegrated manufacturer of folding cartons in the United States, with capabilities in design, printing and manufacturing of multicolor folding cartons. The plastics division of Britton (the Plastics Division), which was disposed of by the Company on April 20, 1998, operated in the United Kingdom and included the extrusion, conversion and printing of polyethylene into films and bags for industrial customers. The Company realized consideration of approximately $135 million on the sale of the Plastics Division.

     Recent Dispositions

     On September 2, 1999, the Company sold its flexible packaging plants for approximately $105 million in cash. On August 3, 1999 the Company sold its interest in a solar energy distribution business (Golden Genesis Company) for approximately $21 million in cash, plus a $10 million repayment of intercompany debt.

     In 1996, the Board of Directors adopted a plan to dispose of the Company's aluminum rigid container sheet business, Golden Aluminum. On March 1, 1997, the sale of Golden Aluminum was completed for $70.0 million, $10.0 million of which was received at closing and $60.0 million of which was due by March 1999. As part of the sale, the buyer had the right to return Golden
Aluminum to the Company in discharge of payment of the $60.0 million note. In December of 1998, the Company extended the due date on the $60.0 million payment until September 1, 1999. The initial payment of $10.0 million was nonrefundable. On August 23, 1999, the purchaser returned Golden Aluminum to the Company, in accordance with the agreement, and the $60.0 million note was cancelled. Golden Aluminum was subsequently sold to another buyer on November 5, 1999 for approximately $41 million.

(b)   Financial  Information  about  Industry  Segments,  Foreign
Operations and Foreign Sales

     Certain  financial information for the Company's  reportable
segments  is  included  in the following  summary.   Discontinued
operations include the Kalamazoo Mill for the last five months of 1999 and CoorsTek for the years 1999, 1998 and 1997.

                                  Depreciation
                  Net   Operating     And                      Capital
                  Sales    Income Amortization     Assets Expenditures
               -------- --------- ------------ ---------- ------------
1999
Packaging      $786,843   $38,992      $47,834 $1,156,385      $73,707
Other            44,562     2,103          618     19,699        1,568
               --------   -------      ------- ----------      -------
 Segment total  831,405    41,095       48,452  1,176,084       75,275
Corporate           ---   (10,479)         260    225,954           17
Discontinued
 operations,
 net assets         ---       ---       30,283    225,000       16,163
               --------   -------      ------- ----------      -------
 Consolidated
   total        831,405   $30,616      $78,995 $1,627,038      $91,455
               ========   =======      ======= ==========      =======
1998
Packaging      $623,852   $38,232      $35,924   $539,039      $47,498
Other            67,925    (3,047)       1,270     56,905        3,384
               --------   -------      -------  ---------      -------
 Segment total  691,777    35,185       37,194    595,944       50,882
Corporate           ---    (8,941)         336    101,359          690
Discontinued
 operations,
 net assets         ---       ---       19,977    148,719       26,891
               --------   -------      -------  ---------      -------
 Consolidated
   total       $691,777   $26,244      $57,507   $846,022      $78,463
               ========   =======      =======  =========      =======
1997
Packaging      $365,123   $42,655      $20,211   $210,024      $18,022
Other            61,138   (31,186)       3,451     81,443        9,068
               --------   -------      -------  ---------      -------
 Segment total  426,261    11,469       23,662    291,467       27,090
Corporate           ---   (10,177)         337    148,258          311
Discontinued
 operations,
 net assets         ---       ---       18,664    203,155       28,812
               --------   -------      -------   --------      -------
 Consolidated
   total       $426,261    $1,292      $42,663   $642,880      $56,213
               ========   =======      =======  =========      =======

      The results of the Company's Other business segment for 1997, 1998 and 1999 relate primarily to businesses which have been sold as of December 31, 1999.

      Corporate assets for 1999 consist primarily of a $200 million note receivable from CoorsTek as a result of the spin-off, and debt issuance costs. In 1998 and 1997, corporate assets include a $60 million note receivable from the sale of Golden Aluminum, deferred taxes and certain properties.

     Certain   financial  information  regarding  the  Company's
domestic and foreign operations is included in the following summary, which excludes discontinued operating segments. Long-lived assets include plant, property and equipment, intangible assets, and certain other non-current assets.

                  Net      Long-Lived
(In thousands)   Sales       Assets
                --------   ----------
1999

United States   $779,527     $964,880
Canada            51,878        3,689
Other                ---        2,694
                --------   ----------
  Total         $831,405     $971,263
                ========   ==========
1998

United States   $626,715     $401,579
Canada            57,079       34,807
Other              7,983        3,065
                --------   ----------
  Total         $691,777     $439,451
                ========   ==========
1997

United States   $357,795     $118,998
Canada            59,730       34,535
Other              8,736        3,732
                --------   ----------
  Total         $426,261     $157,265
                ========   ==========


(c)  Narrative Description of Operating Segments

Graphic Packaging

     General: Graphic Packaging develops, manufactures and sells value-added packaging products used by manufacturers as primary packaging for their end-use products. Value-added packaging has characteristics such as high-impact graphics; resistance to abrasion, radiant heat and microwave management; and barriers to moisture, gas penetration, solvent penetration and leakage.

     Graphic Packaging began business with a single plant in 1974 as part of the vertical integration of Adolph Coors Company's beer business operated through its subsidiary, Coors Brewing Company. Since that time, Graphic Packaging has expanded its product capabilities and geographic presence through plant expansions and acquisitions. Sales to Coors Brewing Company represented less than 13% of net sales in 1999.

     Graphic Packaging acquired Universal Packaging in January 1998 followed by the acquisition of the Fort James packaging business in August 1999. These two acquisitions added 18 converting facilities and the Kalamazoo Mill and complemented Graphic Packaging's capabilities with processes such as web-fed and sheet-fed printing, electron beam curing of inks and coatings and rotary die cutting. The acquisitions have allowed Graphic Packaging to expand into several new end-use markets and add to its blue-chip customer list. Coincident with the acquisitions, Graphic Packaging sold several noncore flexible packaging plants in September 1999. As of December 31, 1999, Graphic Packaging operated 23 converting facilities and the Kalamazoo Mill.

     In December 1999, Graphic Packaging announced its intention to offer the Kalamazoo Mill for sale as part of its plan to focus on its core folding carton business. The Kalamazoo Mill is included in discontinued operations. Also in December 1999, Graphic Packaging announced the planned closure of two folding carton facilities as part of its plan to reduce overhead without impacting effective capacity. See related discussion regarding asset impairment and restructuring charges in Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Markets and Products: The fiber-based product packaging industry includes: paperboard packaging which consists of corrugated products, folding cartons and rigid fiber boxes and food service containers such as disposable clam-shells, plates and cups, and flexible packaging such as printed and laminated bags, overwraps and labels. Graphic Packaging competes in the folding carton segment of the industry.

     The U.S. folding carton industry is currently an estimated $8 billion market that experienced an average annual growth rate from 1987 to 1997 of 2%. Shipments from 1997 to 1998 declined 1% and from 1998 to 1999 were flat. Over the last several years, the major portion of Graphic Packaging's internal growth has come from sales to Coors Brewing and customers in the detergent, cereal, premium bar soap, quick service restaurant markets and promotional packaging. In addition, the Universal Packaging and the Fort James folding carton business acquisitions brought Graphic Packaging significant positions in the dry and frozen food markets.

     In manufacturing value-added folding cartons, Graphic Packaging uses an internally developed, patented composite packaging technology, Composipac[TM] (Composipac), which provides finished products with high quality graphics that have enhanced abrasion protection and moisture, air or other special barrier properties. Graphic Packaging's Composipac technology is designed to meet the continuing specialized needs of its beverage, powdered detergents, soap and promotional packaging customers. This technology also provides Graphic Packaging with the unique ability to cost effectively produce full web lamination holographic cartons. Demand for holographic cartons is growing in the toothpaste, promotional and other market segments.

     In addition, Graphic Packaging has been a leader in the development and marketing of microwave packaging technology. The Company's QwikWave[R] susceptor packaging provides browning and crisping qualities for microwave foods. This is made possible through the use of an ultra thin layer of aluminum that heats directly when exposed to microwave power. Graphic Packaging has added to the QwikWave[R] technology with packaging branded under the MicroRite[R] name, which consists of a series of aluminum circuits applied to paperboard that determine power distribution in foods. Interactive foil technology allows controlled heating that results in conventional oven quality in microwave time.

     Strategy: Graphic Packaging's strategy is to maintain its valued customer relationships and market leadership. It plans to continue to do so by employing capital and resources to remain the industry's low-cost producer of folding cartons while
continuing   to  invest  in  the  future  through  research   and
development. Leveraging its expanded sales force from the acquisitions of Universal Packaging and the Fort James folding carton business, Graphic Packaging emphasizes its ability to provide innovative products with value-added characteristics that stand out from its customers' competitors on the supermarket shelves.

     Manufacturing and Raw Materials: Graphic Packaging uses a variety of raw materials such as paperboard, paper, inks, aluminum foil, plastic films, plastic resins, adhesives and other materials which are available from domestic and foreign suppliers. Historically, Graphic Packaging has not experienced difficulty in obtaining adequate supplies or raw materials and difficulty is not anticipated in the future. While many sources of each of these materials are available, Graphic Packaging prefers to develop strategic long-standing alliances with vendors, including the use of multi-year supply agreements, in order to provide a guaranteed source of materials that satisfies customer requirements while obtaining the best quality, service and price. Business disruptions or financial difficulties of a sole source supplier, which Graphic Packaging does not anticipate, could have an adverse effect by increasing the cost of these materials and causing delays in manufacturing while other suppliers are being qualified.

     Sales and Distribution: Products are sold primarily to well-recognized consumer product manufacturers in North America. Sales are made primarily through direct sales employees of Graphic Packaging that work from offices located throughout the
United   States   and,  to  a  lesser  degree,   through   broker
arrangements  with  third  parties.   Graphic  Packaging  selling
activities are supported by its technical and development staff.

     Sales to Kraft Foods, Inc. and affiliates under various contracts accounted for approximately 20%, 15% and 4% of ACX Technologies' consolidated sales for 1999, 1998 and 1997, respectively. Approximately 13%, 17% and 27% of sales were to Coors Brewing for the same years. A diverse customer base made up of manufacturers of detergents, frozen and dry foods, soap, tobacco producers and quick serve restaurants account for most of the balance.

     Most of Graphic Packaging's sales are made under sales contracts at prices that are subject to periodic adjustment for market price changes of raw materials and other costs. Products are made in accordance with customer specifications. Graphic Packaging had approximately $175 million in open orders in March 2000, as compared to approximately $122 million in March 1999. The Company expects to ship most of the open orders by the end of the second quarter of 2000. Total open orders and comparisons vary because of a number of factors and are not necessarily indicative of past or future operating results.

     Competition: Graphic Packaging is subject to strong competition in most markets it serves. The packaging industry continues to experience intense pricing pressures. The installation of state-of-the-art equipment by manufacturers has intensified the competitive pricing situation. A relatively small number of large competitors hold a significant portion of the folding carton segment of the paperboard industry. Major U.S. competitors include Smurfit-Stone Container Corporation, Field Container Company L.P, The Mead Corporation, Gulf States Paper Corporation, Westvaco, Rock-Tenn, Shorewood and International Paper. Mergers and acquisitions have contributed to a consolidation of the industry.

     Product Development: Graphic Packaging's development staff works directly with the sales and marketing personnel in meeting with customers and pursuing new business. Graphic Packaging's development efforts include, but are not limited to, extending the shelf life of customers' products, reducing production costs, enhancing the heat-managing characteristics of food packaging and refining packaging appearance through new printing techniques and materials. Potential new product development efforts are expected to involve sift-proof cartons, linerless cartons, liquid containment packaging, enhanced microwavable food containers and other packaging innovations.

Other Businesses

      The Company's other businesses have generally been sold or reduced to investment holdings. The primary areas of focus of the other businesses has been distribution of solar electric systems (Golden Genesis); real estate development (Golden Equities); and corn-wet milling (Golden Technologies). The Company's interest in Golden Genesis was sold on August 3, 1999, Golden Equities has disposed of the majority of its real estate holdings, and the corn-wet milling operation was sold in January 1999. Therefore, Other segment information generally represents the final operating results of businesses disposed of before the end of 1999.

Discontinued Operations

       Discontinued  operations  consists  of  three  businesses:
ceramics (CoorsTek); aluminum (Golden Aluminum); and the recycled paperboard mill (Kalamazoo Mill).

     CoorsTek   (formerly  known  as  Coors   Ceramics   Company)
develops, manufactures and sells advanced technical products across a wide range of product lines for a variety of applications. It has been in business since 1911 and is the largest U.S. owned, independent manufacturer of advanced technical ceramics. CoorsTek was spun off as a separate public company effective December 31, 1999.

      Golden Aluminum produces rigid container sheet used in making can lids, tabs and bodies for the beverage and food can industry and other flat-rolled aluminum products used principally in the building industry. The assets of Golden Aluminum were sold on November 5, 1999.

      The Kalamazoo Mill was acquired on August 2, 1999 as a part of the Fort James packaging acquisition. The Kalamazoo Mill is a producer of high quality coated recycled paperboard and is believed to be the largest scale, lowest cost and most efficient recycled paperboard facility in North America. In December 1999, the Board of Directors adopted a plan to offer the Kalamazoo Mill for sale. The Company is pursuing the sale of the Kalamazoo Mill, as well as evaluating other strategic alternatives.

Dependence on Major Customers

     Sales to Kraft Foods, Inc. and affiliates under various long-term contracts accounted for approximately 20%, 15% and 4% of the
Company's   consolidated  sales  for   1999,   1998   and   1997,
respectively;  however,  future sales may  vary  from  historical
levels.   In 1999, Graphic Packaging entered into a new five-year
supply agreement with Kraft Foods whereby Graphic Packaging will supply one hundred percent of their folding carton needs for specified product lines.

      Sales to Coors Brewing accounted for approximately 13%, 17% and 27% of the Company's consolidated sales for 1999, 1998 and 1997, respectively; however, future sales may vary from historical levels. In 1998, Graphic Packaging entered into a new five-year supply agreement with Coors Brewing to supply packaging products. The new agreement includes stated quantity commitments and requires annual repricing. In addition, this contract provides for a three-year extension to be negotiated by December 31, 2000. The Company also sold aluminum products and refined corn starch to Coors Brewing until the disposition of these businesses on March 1, 1997 and January 31, 1999, respectively.

      The loss of Kraft Foods or Coors Brewing as a customer in the foreseeable future would have a material effect on the Company's results of operations.

Research and Development

      The Company's ability to compete effectively in the value-added packaging market depends significantly on its continued and timely development of innovative technology, materials, products and processes using advanced and cost-efficient manufacturing processes. Total research and development expenditures for the Company were $3.8 million, $3.7 million and $13.1 million for 1999, 1998 and 1997, respectively. The Company's research and development expenditures from 1997 to 1998 decreased significantly as a percentage of net sales due to the dispositions of noncore developmental businesses. The Company believes the remaining expenditures will be adequate to meet the strategic objectives of its packaging business.

Patents, Proprietary Rights and Licenses

      The Company holds a substantial number of patents and pending patent applications in the U.S. and in foreign countries. This portfolio primarily consists of microwave and barrier protection packaging and manufacturing methods. The patents and processes are significant to Graphic Packaging's operations and are supported by trademarks such as QwikWave[R], MicroRite[R] and Composipac[TM]. In addition, the Company licenses certain technology from third parties to enhance its technical capabilities. The Company's policy generally is to pursue patent protection that it considers necessary or advisable for the patentable inventions and technological improvements of its business and to defend its portfolio against third party infringers. The Company also relies significantly on its trade secrets, technical expertise and know-how, continuing technological innovations and other means such as confidentiality agreements with employees, consultants and customers to protect and enhance its competitive positions within its industry.

      The Company believes that its subsidiaries own or have the right to use the proprietary technology and other intellectual property necessary to their operations. Except as noted above, the Company does not believe that its success is materially dependent on the existence or duration of any individual patent, trademark or license or related group thereof.

Environmental Matters

     The Company's operations are subject to extensive regulation by various federal, state, provincial and local agencies concerning compliance with environmental control statutes and regulations. These regulations impose limitations, including effluent and emission limitations, on the discharge of materials into the environment, as well as require the Company to obtain and operate in compliance with the conditions of permits and other governmental authorizations. Future regulations could materially increase the Company's capital requirements and certain operating expenses in future years.

     In   the   ordinary  course  of  business  the  Company   is
continually   upgrading  and  replacing  its   emission   control
equipment. The estimated capital expenditure for these types of projects for 2000 and 2001 is $200,000 per year.

     Some  of  the  Company's operations have been notified  that they may be potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or similar laws with respect to the remediation of certain sites where hazardous substances have been released into the environment. The Company cannot predict with certainty the total costs of remediation, its share of the total costs, the extent to which contributions will be available from other parties, the amount of time necessary to complete the remediation or the availability of insurance. However, based on the investigations to date, the Company believes that any liability with respect to these sites would not be material to the financial condition or results of operations of the Company, without consideration for insurance recoveries. There can be no certainty, however, that the Company will not be named as a PRP at additional sites or be subject to other environmental matters in the future or that the costs associated with those additional sites or matters would not be material.

     In addition, the Company has received demands arising out of alleged contamination of various properties currently or formerly owned by the Company. In management's opinion, none of these claims will result in liability that would materially affect the Company's financial position or results of operations.

Employees

      As  of March 22, 2000, the Company had approximately  5,000 full-time employees. Management considers its employee relations to be good.


ITEM 2.  PROPERTIES

     The Company believes that its facilities are well maintained and suitable for their respective operations. The table below lists the Company's plants and most other physical properties and their locations and general character:

Facility              Location                      Character
--------------------- ----------------------------- ---------------------
ACX Technologies:
Company Headquarters  Golden, Colorado(1)

Graphic Packaging:
Company Offices       Golden, Colorado(1)
Manufacturing         Golden, Colorado(1)           Converting/Labels
Manufacturing         Boulder, Colorado(2)(3)(5)    Converting Operations
Manufacturing         Lawrenceburg, Tennessee       Converting Operations
Manufacturing         Garden Grove, California      Converting Operations
Manufacturing         Mississauga, Ontario(3)       Converting Operations
Manufacturing         Portland, Oregon(2)(4)        Converting Operations
Manufacturing         Wausau, Wisconsin             Converting Operations
Manufacturing         Charlotte, North Carolina     Converting Operations
Manufacturing         Kalamazoo, Michigan(5)        Paperboard Mill
Manufacturing         Malvern, Pennsylvania         Converting Operations
Manufacturing         Richmond, Virginia            Converting Operations
Manufacturing/Offices Bow, New Hampshire            Converting Operations
Manufacturing         Centralia, Illinois           Converting Operations
Manufacturing         Ft. Smith, Arkansas           Converting Operations
Manufacturing         Mitchell, South Dakota        Converting Operations
Manufacturing         Lumberton, North Carolina     Converting Operations
Manufacturing         Saratoga Springs, New York(5) Converting Operations
Manufacturing         Gordonsville, Tennessee       Converting Operations
Manufacturing         Kendallville, Indiana         Converting Operations
Manufacturing         Kalamazoo, Michigan           Converting Operations
Manufacturing         Menasha, Wisconsin            Converting Operations
Manufacturing         Newnan, Georgia               Converting Operations
Manufacturing         Perrysburg, Ohio              Converting Operations

Golden Technologies:
  Offices             Golden, Colorado(2)(3)


(1)  The   Company  headquarters/Graphic  Packaging  offices  and
     Golden, Colorado manufacturing facility are located in the same building.
(2)  Two facilities.
(3)  Leased facilities.
(4)  Two facilities, including one leased facility.
(5)  Plants for sale or other disposition in 2000.

      The operating facilities of the Company are not constrained by capacity issues. From time to time the Company also leases additional warehouse space and sales offices throughout North
America, on an as-needed basis.


ITEM 3.  LEGAL PROCEEDINGS

       In the ordinary course of business, the Company's subsidiaries are subject to various pending claims, lawsuits and contingent liabilities, including claims by current or former employees relating to employment, sexual harassment or termination. In each of these cases, the Company is defending against them. The Company does not believe that disposition of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations. For specific information regarding environmental legal proceedings, see Environmental Matters.

       In July 1999, Cinergy Resources, Inc. and the Cincinnati Gas & Electric company sued Graphic Packaging in Warren County, Ohio Court of Common Pleas claiming approximately $651,000, plus interest, fees and costs, for gas supplied to Graphic Packaging's Franklin, Ohio flexible packaging facility. Cinergy claims that, due to an improperly installed meter, Graphic Packaging was not billed for actual gas consumption. Graphic Packaging denies liability claiming that it has paid for the gas, and any errors are due to Cinergy's actions. Although this case is in the discovery stage, the Company does not believe the disposition of this matter will have a material adverse effect on the Company's financial position or results of operation.

       In February 1998, a subsidiary of Golden Technologies was sued for breach of a supply agreement to purchase thermal energy for the Johnstown, Colorado corn-wet mill. The Company sold the Johnstown, Colorado corn-wet mill in January 1999. Trial has been set for October 2000, but the Company does not believe the disposition will have a material adverse effect on the Company's financial position or results of operation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1999.



                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

      The Company's common stock was quoted on the New York Stock Exchange under the symbol ACX through February 2000 when its symbol was changed to GPK. The historical range of the high and low sales price per share for each quarter of 1999 and 1998 was as follows:

                       1999                        1998
                 ------------------          -------------------
                 High       Low              High      Low
                 ---------  -------          --------  ---------
First Quarter    $15 1/2    $11 1/4          $25       $22 1/2
Second Quarter   $16 1/4    $11 1/2          $25 3/4   $21 1/16
Third Quarter    $15 15/16  $ 9 1/2          $22 3/4   $12 7/16
Fourth Quarter   $11 1/8    $ 7 5/8          $15 3/16  $ 9 13/16

      As a result of the spin-off of CoorsTek on December 31, 1999, the market price of the Company's stock opened on January
3, 2000 at $5.875 per share, versus the closing price of $10.6875 per share on December 31, 1999.

      During 1999 and 1998, no cash dividends were paid by the Company. At this time, the Company anticipates that it will retain any earnings and that the Company will not pay dividends to its shareholders in the foreseeable future. Also, the Company's credit facilities currently prohibit the payment of any cash dividends, and the Company expects this limitation to remain in effect through 2001.

       On   March   22,  2000  there  were  approximately   2,400
shareholders of record of the Company's common stock.


ITEM 6.  SELECTED FINANCIAL DATA

                             Financial Highlights - Five Year Overview
In thousands, except
  per share and
  ratio data               1999        1998       1997      1996     1995
                       --------    --------   --------  -------- --------
Summary of Operations

Net sales              $831,405[a] $691,777[a] $426,261 $436,028 $389,976
                       --------    --------    -------- -------- --------
Gross profit           $123,647    $124,244     $93,608  $80,393  $72,658

Selling, general and
  administrative
  expenses[b]           $85,218     $76,609     $70,436  $57,319  $54,770
Asset impairment and
  restructuring
  charges[c]              7,813      21,391      21,880   34,642    2,297
                       --------    --------    -------- -------- --------
Operating income (loss) $30,616     $26,244      $1,292 ($11,568) $15,591
                       --------    --------    -------- -------- --------
Income (loss) from
  continuing operations $21,518[f]   $5,453     ($2,272)($13,793)  $2,284
                       --------    --------    -------- -------- --------
Income (loss) from
  discontinued
  operations[d]          $6,073     $15,812     $29,988 ($78,231) $21,587
                       --------    --------    -------- -------- --------
Extraordinary loss on
  early extinguishment
  of debt, net of tax   ($2,332)        ---         ---      ---      ---
                       --------    --------    -------- -------- --------
Net income (loss)       $25,259     $21,265     $27,716 ($92,024) $23,871
-------------------------------------------------------------------------
Per basic share of
  common stock:
  Continuing
    operations            $0.76       $0.19      ($0.08)  ($0.49)   $0.09
  Discontinued
    operations            $0.21       $0.56       $1.07   ($2.81)   $0.80
  Extraordinary loss     ($0.08)        ---         ---      ---      ---
                       --------    --------    -------- -------- --------
  Net income (loss)       $0.89       $0.75       $0.99   ($3.30)   $0.89
                       --------    --------    -------- -------- --------
Per diluted share of
  common stock:
  Continuing
    operations            $0.75       $0.19      ($0.08)  ($0.49)   $0.08
  Discontinued
    operations            $0.21       $0.54       $1.04   ($2.81)   $0.79
  Extraordinary loss     ($0.08)        ---         ---      ---      ---
                       --------    --------    -------- -------- --------
  Net income (loss)       $0.88       $0.73       $0.96   ($3.30)   $0.87
-------------------------------------------------------------------------
Financial Position
Working capital,
  excluding current
  maturities of debt   $292,774     $238,844   $158,551 $154,626 $168,801
Total assets         $1,627,038[e]  $846,022   $642,880 $623,520 $726,676
Current maturities
  of debt              $400,000[e]   $86,300        ---      ---      ---
Long-term debt         $615,500     $183,000   $100,000 $100,000 $100,000

Shareholders' equity   $423,310     $447,955   $430,531 $397,903 $488,374
-------------------------------------------------------------------------
Other Information
Total debt to
  capitalization            71%          38%        19%      20%      17%
Net book value per share
  of common stock        $14.81       $15.76     $15.17   $14.24   $18.14
-------------------------------------------------------------------------
[a] Includes sales from ongoing Graphic Packaging business (i.e., excludes sales from the flexible packaging plants) of $708.2 million and $504.6 million in 1999 and 1998, respectively.
[b]  Includes  goodwill amortization of $11,533,  $7,785,  $3,209,
     $2,224 and $2,162  for 1999,  1998,  1997,  1996  and   1995,
     respectively.
[c]  Asset impairment and restructuring charges resulted in a loss per diluted share impact of $0.16, $0.44,  $0.45,  $0.73  and
     $0.05 in 1999, 1998, 1997, 1996 and 1995, respectively.
[d] Discontinued operations include the spin-off of CoorsTek, the Kalamazoo Mill and the sale of Golden Aluminum Company. The income  (loss)  per  diluted share for  each  business  is as follows:
                                1999    1998   1997    1996    1995
                              -------------------------------------
     CoorsTek                  $0.54   $0.54  $1.04   $0.88   $1.06
     Golden Aluminum Company  ($0.22)    ---    ---  ($3.63) ($0.27)
     Kalamazoo Mill           ($0.11)    ---    ---     ---     ---

[e] Reduced by $200 million on January 4, 2000 with proceeds from the CoorsTek spin-off.
[f] Includes $30.2 million pre-tax gain (approximately $18 million, net of tax) from sales of businesses.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General Overview

     The Company, through its principal subsidiary Graphic Packaging, is a manufacturer of packaging products used by consumer product companies as primary packaging for their end-use products. Over the past several years, and culminating with the spin-off of CoorsTek on December 31, 1999, the Company has moved from a diversified group of subsidiaries - each operating in different markets - to a Company focused on the folding carton segment of the packaging industry. By strategically disposing of noncore businesses and underperforming assets; acquiring two major businesses in the folding carton industry; and executing rationalization plans, the Company has developed into a prominent competitor in the folding carton industry.

     The Selected Financial Data in Item 6 summarizes the financial impact that the Company's acquisitions and dispositions have had on consolidated operating results over the past five years, and is primarily indicative of Graphic Packaging's results after the recent dispositions and spin-off of CoorsTek and the announcement of the intent to offer the Kalamazoo Mill for sale. Detailed analysis of Graphic Packaging's contribution to the Company's consolidated results over the past three years is provided in the Results from Continuing Operations section below.

     Net sales have more than doubled from 1995 to 1999 - with the most pronounced increases occurring in 1998 (the year of the Universal Packaging acquisition) and 1999 (the year of the Fort
James packaging business acquisition).

     Gross  profit  margins,  although  reaching   22%  in  1997,
averaged 18% in other years. Gross profit fluctuations from year-to-year are generally due to integration issues when adding new plant locations and customers; changes in product mix; changing raw material costs; and pricing pressure due to increased competition in the folding carton industry.

     Selling, general and administrative expenses, excluding goodwill amortization, have declined from 13% of sales in 1995 to 9% of sales in 1999. This is a reflection of the Company's higher revenue base and restructuring efforts, particularly the reduction of staff levels and administrative facilities. See further discussion of the Company's restructuring activities for the past three years below.

     The Company has achieved operating income before asset impairment and restructuring charges of approximately 5% of net sales for the last five years despite the significant structural changes taking place in the packaging industry and a change in the Company's strategic focus. Income from continuing operations, again after adding back asset impairment and restructuring charges, has also remained consistent from year-to-year at approximately 4-5% of net sales. A long-term goal of the Company is to achieve operating income of 10% of net sales.

     The Company's financial position and liquidity are discussed in detail below. Generally, the Company's cash flow from operations have sustained restructuring costs, capital expenditures and debt service from year-to-year. Interest and principal from additional borrowings used to finance the acquisitions of Universal Packaging in 1998 and the Fort James packaging business in 1999 will be reduced by cash generated from operations and from future asset sales, including the sale or other disposition of the Kalamazoo Mill.

     This financial review presents the Company's operating results for each of the three years in the period ended December 31, 1999, and its financial condition at December 31, 1999 and
1998. This review should be read in connection with the information presented in the Consolidated Financial Statements and the related notes thereto.

Results from Continuing Operations

Consolidated

     Net Sales

     Net sales for 1999 totaled $831.4 million, an increase of $139.6 million or 20%, over 1998 sales of $691.8 million. Sales from Graphic Packaging's ongoing businesses increased $203.6 million to $708.2 million in 1999. The August 2, 1999 acquisition of the Fort James packaging business provided the increase in sales, which was partially offset by the sale of the flexible packaging plants on September 2, 1999. Net sales for 1998 totaled $691.8 million, an increase of $265.5 million or 62%, over 1997 sales of $426.3 million. The January 14, 1998 acquisition of Universal Packaging accounted for the increase in 1998 net sales.

     Net sales to Coors Brewing totaled $107.6 million in 1999, a decrease of $12.3 million or 10%, over net sales of $119.9 million in 1998. The decrease is due to the disposition of the Company's corn starch business in early 1999 and the five-year packaging supply agreement that was renegotiated in 1998. Net sales to Coors Brewing totaled $119.9 million in 1998, an increase of $6.6 million or 6%, over net sales of $113.3 million in 1997, due primarily to volume increases.

     The Company had sales to customers outside the United States, primarily in Canada, which accounted for 6%, 9% and 16% of total sales during 1999, 1998 and 1997, respectively. The decrease in foreign sales as a percentage of total sales in 1999 is attributable to the sale of several flexible packaging plants in Canada during 1999. The decrease in foreign sales as a percentage of total sales during 1998 is due to the acquisition of Universal Packaging, which sells principally in the United States.

     Net sales of the Company's Other segment totaled $44.6 million, $67.9 million and $61.1 million in 1999, 1998 and 1997, respectively. These sales accounted for approximately 5%, 10% and 14% of the Company's consolidated sales for the same years. The decreasing sales of the Other segment are due to the Company's divestiture of the majority of these businesses. Sales of the Other businesses are not expected to be material in 2000 and beyond.

     Gross Profit

     Consolidated gross profit was 15%, 18% and 22% of net sales in 1999, 1998 and 1997, respectively. The decreases in 1999 and 1998 reflect recent trends in the packaging industry in terms of changing raw material costs, coupled with pricing pressures due to increased competition. The decrease in 1999 also reflects the integration costs associated with the Fort James packaging business acquisition. As discussed below, future improvements in gross profit will depend upon management's ability to improve cost efficiencies and to maintain profitable, long-term customer relationships.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses, excluding goodwill amortization, for 1999, 1998 and 1997 were $73.7 million, $68.8 million and $67.2 million, which represented 9%, 10% and 16% of net sales, respectively. The percentage decrease in 1999 mainly reflects cost savings realized as a result of the Company's restructuring efforts over the past three years and the increased revenue base resulting from the Fort James packaging business and Universal Packaging acquisitions. The decrease in 1998 is due to operating efficiencies gained with the Universal Packaging acquisition and lower research and development costs associated with the dispositions of the developmental businesses held by ACX Technologies.

     Operating Income

     Consolidated operating income for 1999, excluding asset impairment and restructuring charges, decreased to $38.4 million, a decrease of 19% over 1998 operating income of $47.6 million before asset impairment and restructuring charges. The principal reasons for the decrease are the increased goodwill amortization and integration costs associated with the Fort James packaging business acquisition and declining gross profit margins. Consolidated operating income, on the same basis, increased to $47.6 million in 1998, a 105% increase from $23.2 million in 1997. This increase is due primarily to the January 1998 acquisition of Universal Packaging.


Operating Income from Continuing Operations by Segment
(In millions)
                                          1999    1998    1997
                                         -----   -----   -----
Before asset impairment and
  restructuring charges:
Graphic Packaging                        $46.8   $59.5   $44.8
Other businesses                           2.1    (2.9)  (11.4)
Corporate                                (10.5)   (8.9)  (10.2)
                                         -----   -----   -----
Operating income before asset
  impairment and restructuring charges    38.4    47.7    23.2

Asset impairment and restructuring
  charges:
Graphic Packaging                         (7.8)  (21.3)   (2.1)
Other businesses                           ---    (0.1)  (19.8)
                                         -----   -----   -----
Operating income after asset
  impairment and restructuring
  charges                                $30.6   $26.3    $1.3
                                         =====   =====   =====


      Asset Impairment Charges

      The Company recorded a total of $5.9 million, $19.4 million and $16.6 million in asset impairment charges in 1999, 1998 and 1997, respectively. Goodwill impairment of $5.5 million was included in the 1998 charge. The remainder of the 1998 charge consisted of fixed asset impairments. The 1999 and 1997 charges consisted entirely of fixed asset impairments as described below.

     1999: Graphic Packaging recorded $5.9 million of asset impairment charges in 1999 due to decisions to close its Boulder, Colorado and Saratoga Springs, New York plants in 2000. The Boulder, Colorado plant has been replaced by a new manufacturing facility in Golden, Colorado which will use advanced equipment to improve the production process. The Company expects to close the Boulder plant in the third quarter of 2000. The Saratoga Springs plant operates at higher overhead levels than other plants and uses gravure press technology. Therefore, the decision was made to sell the Saratoga Springs building; move the business to other folding carton plants; and dispose of the gravure technology presses at Saratoga Springs. Boulder writedowns totaled $2.9 million and Saratoga Springs writedowns totaled $3.0 million.

     1998: Graphic Packaging recorded $18.5 million in asset impairment charges in 1998. Deterioration of the performance at certain flexible packaging facilities and increased competitive conditions led management to review the carrying amounts of long-
lived   assets  and  goodwill  in  conjunction  with  an  overall
restructuring  plan.   Specifically,  forecasted  operating  cash
flows  did  not support the carrying amount of certain long-lived
assets  and  goodwill  at  Graphic  Packaging's  Franklin,   Ohio
operation.   In  addition, management decided to offer  for  sale
Graphic Packaging's Vancouver, British Columbia operation and close a divisional office in North Carolina. Therefore, the long-lived assets and related goodwill were written down to their estimated market values.

      The Company recorded net asset impairment charges of $0.9 million in its Other businesses during 1998. These charges included a $1.0 million asset impairment charge to write down long-lived assets of Solartec, S.A., a solar electric subsidiary in Argentina. Since acquiring Solartec in November 1996, operating cash flows were below original expectations. As a result, the Company recorded this impairment to reduce the carrying value of its investment in Solartec to its estimated fair market value. In addition, the Company recorded a $0.4 million asset impairment charge related to the consolidation and outsourcing of certain manufacturing activities at Golden Genesis. As a result, certain long-lived assets became impaired and were written down to their estimated market value. Also during 1998, the Company sold certain equipment formerly used in a biodegradable polymer project for approximately $0.5 million. These assets had been previously written off as an asset impairment, so the resulting gain on sale of these assets was netted against the 1998 asset impairment charge.

      1997: During 1997, the Company recorded a $16.6 million asset impairment charge in its Other businesses when it adopted a plan to limit future funding for a biodegradable polymer project. This decision reduced expected future cash flows for this activity to a level below the carrying value of the manufacturing and intangible assets of this project.

     Restructuring Charges

     The  Company  recorded restructuring charges  totaling  $1.9 million, $2.0 million and $5.3 million in 1999, 1998 and 1997, respectively. The following table summarizes accruals related to these restructuring charges:

                                 Corn
                  Biodegradable Syrup  Graphic   Graphic
                   Polymer Exit  Exit Packaging Packaging
(In millions)          Plan      Plan Corporate Operations Other Total
                  ------------- ----- --------- ---------- ----- -----
Balance,
 December 31, 1996     $---      $---    $---      $---     $1.8  $1.8

1997 restructuring
 charges                0.9       2.3     2.1       ---      ---   5.3
Cash paid              (0.5)     (1.4)   (0.2)      ---     (1.8) (3.9)
Non-cash expenses       ---       ---    (0.2)      ---      ---  (0.2)
                      -----     -----    ----     -----     ---- -----
Balance,
 December 31, 1997      0.4       0.9     1.7       ---      ---   3.0

1998 restructuring
 charges                ---      (0.8)    ---       2.8      ---   2.0
Cash paid              (0.4)     (0.1)   (1.7)     (1.0)     ---  (3.2)
                      -----     -----    ----     -----     ---- -----
Balance,
 December 31, 1998      ---       ---     ---       1.8      ---   1.8

1999 restructuring
 charges                ---       ---     ---       1.9      ---   1.9
Cash paid               ---       ---     ---      (1.8)     ---  (1.8)
                      -----     -----    ----     -----     ---- -----
Balance,
 December 31, 1999     $---      $---    $---      $1.9     $---  $1.9
                      =====     =====   =====    ======    ===== =====

       1999: Graphic Packaging recorded a $1.9 million restructuring charge pursuant to a plant rationalization plan approved by the Company's Board of Directors in the fourth quarter. The Company has instituted this plan to further its goal of refining its focus on folding carton packaging and to reduce headcount. All of the 1999 charge relates to severance, primarily at the Lawrenceburg, Tennessee manufacturing plant. In total, 14 administrative and 59 plant positions will be eliminated at the Lawrenceburg, Tennessee plant at an estimated cost of $1.9 million. Severance packages have been offered commensurate with employees' positions and tenure with the Company. The Company paid $0.2 million in the fourth quarter of 1999 and expects to make the remaining cash outlays and complete this restructuring plan in 2000. The Company expects to record additional restructuring charges of approximately $3.4 million, primarily in the first quarter of 2000, when severance packages are communicated to employees at the Saratoga Springs plant.

      1998: During 1998, the Company instituted a restructuring plan related to certain Graphic Packaging operations and recorded $2.8 million in restructuring charges. This plan included the consolidation and realignment of certain administrative functions within the flexible operations and the downsizing of its Franklin, Ohio operation. This plan resulted in the elimination of approximately 20 administrative and 65 manufacturing positions with related severance costs of approximately $2.5 million. This plan also included approximately $0.3 million in other exit costs related to the closure of the flexible divisional office in North Carolina. The Company paid $1.0 million of the costs in the fourth quarter of 1998 and $1.6 million during 1999.

      1997: In December 1997, the Company recorded a $2.1 million charge related to the closure of the Graphic Packaging corporate offices in Wayne, Pennsylvania. This closure resulted in severance and outplacement costs of $1.1 million for approximately 22 administrative employees. The Company made cash payments of $1.7 million and $0.2 million related to this plan in 1998 and 1997, respectively.

      The Company eliminated 40 research and administrative positions and recorded approximately $0.9 million in severance and outplacement costs related to the biodegradable polymer project in 1997. The Company made cash outlays of approximately $0.4 million and $0.5 million related to this plan in 1998 and 1997, respectively.

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

     In  connection  with  the  Fort  James  packaging  business acquisition, the Company is continuing to evaluate rationalization opportunities within the folding carton converting operations to reduce overall operating costs while maintaining capacity. This includes evaluation of the capacity of the Company's web press facilities and evaluation of the opportunity to transfer business among the various web press facilities. The Company expects additional costs of approximately $2 million may be incurred in connection with further plant rationalizations, related primarily to severance and other plant shutdown costs. The Company expects to finalize its rationalization plan by June 30, 2000. Costs related to shutting down a facility acquired in the Fort James packaging business acquisition will be accounted for as a cost of the acquisition, with a resultant adjustment to goodwill.

     Gain from Sale of Businesses

     The Company disposed of two businesses during 1999, for which the following gains were recognized:

                              Flexible      Golden
  (In thousands)                Plants     Genesis      Total
                              --------    --------   --------
  Cash proceeds               $105,000     $20,800   $125,800
  Net book value, less costs   (82,300)    (13,264)   (95,564)
                              --------    --------   --------
  Gain recognized              $22,700      $7,536    $30,236
                              ========    ========   ========

     Interest Expense and Interest Income

     Interest expense for 1999, 1998 and 1997 was $28.6 million, $22.0 million and $8.6 million, respectively. The increase in 1999 is due to additional financing to acquire the Fort James packaging business. The increase in 1998 is due to additional financing to acquire Universal Packaging, along with interest on debt assumed in the acquisition.

      Interest expense of approximately $8 million was allocated to the discontinued operations of the Kalamazoo Mill in 1999, based upon an estimated fair value of $225 million. Interest expense of $16.0 million, $3.6 million and $0.1 million was allocated to the discontinued operations of CoorsTek in 1999, 1998 and 1997, respectively, based upon CoorsTek's $200 million allocation of total consolidated debt at the time of the spin-off for 1999 and $50 million of outstanding intercompany debt for 1998.

      The Company capitalized interest of $2.0 million, $0.3 million and $0.4 million in 1999, 1998 and 1997, respectively. The increase in capitalized interest during 1999 is attributable to the construction of Graphic Packaging's new Golden, Colorado facility.

     Interest income for 1999, 1998 and 1997 was $2.6 million, $5.4 million and $5.6 million, respectively. The decreases in 1999 and 1998 relate directly to the use of funds to acquire the Fort James packaging business and Universal Packaging.

     See   related  discussions  about  Financial  Condition  and
Liquidity below.

     Income Taxes

     The consolidated effective tax rate for the Company in 1999 was 40% compared to 47% in 1998 and (10%) in 1997. The higher tax rate in 1998 resulted from a lower earnings base, which increased the impact of non-deductible items. The negative rate in 1997 was a result of no tax benefit taken for built-in losses on a subsidiary experiencing tax losses and for capital losses that may not be deductible due to a lack of offsetting capital gains. The Company expects to maintain its effective tax rate for future years at the historical rate of approximately 40%.

Graphic Packaging

     1999 was a transitional year for Graphic Packaging as the Company took steps to better position itself in the folding carton industry. At the beginning of 1999, Graphic Packaging was producing both folding carton and flexible packaging products. A strategic decision was made to focus entirely on folding cartons and dispose of the flexible packaging plants during 1999. The steps taken were necessary to establish Graphic Packaging as a leader in the folding carton industry.

     On August 2, 1999, Graphic Packaging purchased the Fort James packaging business, which included the Kalamazoo Mill and 12 folding carton plants throughout the United States and Canada. At the same time, a sale of the Company's flexible packaging plants was effected and closed on September 2, 1999. After these two transactions, Graphic Packaging had 23 plants, primarily producing folding cartons; the paperboard mill in Michigan; and a focus toward the future in the folding carton industry. Management has announced its plan to sell the Kalamazoo Mill and the Saratoga Springs, New York plant building in the year 2000. Management also expects to close another folding carton plant at a location to be determined in 2000.

     Graphic Packaging has recently completed the construction of a new production and office facility in Golden, Colorado that will soon take over all of the current Boulder, Colorado operations and a significant portion of the Lawrenceburg, Tennessee operations. These operations primarily serve Coors Brewing. Graphic Packaging has capitalized interest of $1.2 million related to the construction of this new facility and recognized a restructuring expense of $1.9 million in 1999 for staffing reductions primarily in Lawrenceburg, Tennessee.

     Folding Carton Industry

     The U.S. packaging industry is a mature industry that has experienced approximately 2% growth per year. Recent trends include rising paperboard costs; consolidation of competitors; and pricing pressures. Management mitigates rising paperboard costs through long-term contracting with suppliers and, as available, cost pass-throughs to customers. Acquisitions of Universal Packaging in 1998 and the Fort James packaging business in 1999 have kept Graphic Packaging in a competitive position in a consolidating industry; however, management's challenge will be to control costs of production against overall resistance to price increases in the folding carton market.

     Net Sales

     Graphic Packaging's net sales increased 26% in 1999 to $786.8 million as compared to $623.9 in 1998. The significant increase was due to the Fort James packaging business acquisition. Sales of ongoing business (excluding flexible plants sold in 1999) were $708.2 million, a 40% increase over sales on the same basis of $504.6 million in 1998.

     Graphic Packaging's net sales for 1998 were $623.9 million, an increase of $258.8 million, or 71%, over 1997 sales of $365.1 million. The increase is attributable to the January 1998 acquisition of Universal Packaging. These gains were partially offset by significant pricing pressures for flexible packaging and volume declines in the tobacco market.

     Graphic Packaging acquired long-standing customer relationships with the acquisition of the Fort James packaging business in 1999 and Universal Packaging in 1998. Maintaining these relationships at a profitable level is key to Graphic Packaging's future growth.

     Gross Profit

     Graphic Packaging's major task during 1999 was to integrate the Fort James plants into current operations with the primary focus on customer service and retention. In 2000, the Company will focus on rationally allocating production to maximize capacity in a cost-effective manner. The 3.5% decline in Graphic Packaging's gross profit percentage from 1998 to 1999 is due primarily to integration inefficiencies and increased costs associated with the Fort James acquisition in 1999 and pricing pressures in the fourth quarter of 1999. Inherent in the rationalization process are one-time transitional costs that management expects to eliminate in the latter half of 2000. The decrease in gross profit in 1998, as compared to 1997, is a reflection of the industry trends toward higher costs and lower pricing due to competition and the acquisition of Universal Packaging, which had lower comparative margins.

     Selling, General and Administrative Expenses

     Graphic Packaging's selling, general and administrative expenses for 1999, 1998 and 1997 were $55.8 million, $50.5 million and $38.8 million, which represented 7%, 8% and 11% of net sales, respectively. The decreased percentage of selling, general and administrative expenses to net sales in 1999 and 1998 reflect the addition of Universal Packaging, which operates with lower overhead expenses, and the effects of rationalization programs carried out by the end of 1999.

Other Segment

     Net sales for the Other business segment in 1999 totaled $44.6 million, a decrease of $23.3 million, or 34%, from 1998 net sales of $67.9 million. The decrease in net sales is directly due to the disposition of virtually all the assets and related businesses of the Other group of ACX Technologies during 1999. Net sales for the Other business in 1998 totaled $67.9 million, an increase of $6.8 million, or 11%, over 1997 net sales of $61.1 million. The 1998 increase reflected higher sales volumes due to the acquisitions of certain solar electric distributors by Golden Genesis.

     The Other businesses reported operating income of $2.1 million in 1999, a favorable increase over the operating losses of $3.0 million and $31.2 million in 1998 and 1997, respectively. The improvements were directly due to the Company's decisions to dispose of the noncore, underperforming businesses operating in this segment.

     As of December 31, 1999, the Company had disposed of substantially all operating businesses in the Other segment.

Discontinued Operations

       Coincident with the Company's strategic folding carton acquisitions, several noncore businesses and underperforming assets were selected for sale or other disposition by ACX
Technologies during 1999.

CoorsTek Spin-off

     On December 31, 1999, the Company distributed 100% of CoorsTek's shares of common stock to the ACX Technologies shareholders in a tax-free transaction. Shareholders received one share of CoorsTek stock for every four shares of ACX Technologies stock held. CoorsTek issued a promissory note to ACX Technologies on December 31, 1999 totaling $200.0 million in satisfaction of outstanding intercompany obligations at the time of the spin-off and as a special one-time dividend. The note was paid in full in January 2000. No gain or loss was recognized by ACX Technologies as a result of the spin-off transaction. The tax basis allocation of costs for ACX Technologies' shares acquired pre-spin off is: ACX 55.56% and CoorsTek 44.44%.

Golden Aluminum

     In 1996, the Board of Directors adopted a plan to dispose of the Company's aluminum rigid container sheet business operated by Golden Aluminum. In conjunction with this decision, the Company recorded pre-tax charges of $155.0 million for anticipated losses upon the disposition and estimated operating losses of the business through the disposition date. In March of 1997, Golden Aluminum was sold for $70.0 million, of which $10.0 million was paid at closing and $60.0 million was due within two years. In December of 1998, the Company extended the due date on the $60.0 million payment until September 1, 1999. In accordance with the purchase agreement, the purchaser exercised its right to return Golden Aluminum to the Company on August 23, 1999 in discharge of the $60.0 million obligation. The initial payment of $10.0 million was nonrefundable. The Company subsequently sold the assets of Golden Aluminum to another buyer for approximately $41 million on November 5, 1999. An additional pre-tax charge of $10.0 million was recorded in 1999 related to the ultimate disposition of Golden Aluminum.

Kalamazoo Mill

     The Company purchased the Kalamazoo Mill on August 2, 1999 as part of the acquisition of the Fort James packaging business. The Kalamazoo Mill produces recycled paperboard. In December 1999, the Board of Directors approved a plan to offer the Kalamazoo Mill for sale. An estimated fair value of $225 million has been ascribed to the net assets of the Kalamazoo Mill at December 31, 1999, which includes approximately $106 million of goodwill. The goodwill allocation between the Kalamazoo Mill and the continuing operations of the Fort James packaging business acquisition is subject to change upon disposition of the Kalamazoo Mill. As a result, no gain or loss will be recorded upon sale or other disposition of the Kalamazoo Mill. The Company allocated approximately $8 million of interest expense to the Kalamazoo Mill for the period August 2, 1999 through December 31, 1999. The Company expects to finalize the sale or other disposition of the Kalamazoo Mill in the second or third quarter of 2000.


Financial Data - Discontinued Operations

     Financial  data  for  CoorsTek,  Golden  Aluminum  and   the
Kalamazoo Mill for the years ended December 31, in thousands, except for per share information, are summarized as follows:

                                         Golden   Kalamazoo
                             CoorsTek   Aluminum    Mill[a]      Total
                             --------   --------  ---------   --------
1999
Net Sales                    $365,061       $---    $18,750   $383,811
                             ========   ========   ========   ========
Income (loss) from
  operations before
  income taxes                $25,117       $---    ($5,208)   $19,909
Income tax expense
  (benefit)                     9,480        ---     (2,100)     7,380
                             --------   --------   --------   --------
Income (loss) from
  operations                   15,637        ---     (3,108)    12,529

Income (loss) from
  disposal, before
  taxes                          ---     (10,000)       ---    (10,000)
Income tax benefit
  (expense)                      ---       3,544        ---      3,544
                             --------   --------   --------   --------
Net income (loss)             $15,637    ($6,456)   ($3,108)    $6,073
                             ========   ========   ========   ========
Per basic share of
  common stock:
  Income (loss) from
    operations                  $0.55       $---     ($0.11)     $0.44
  Income (loss) on
    disposal                      ---      (0.23)       ---      (0.23)
                             --------   --------   --------   --------
Net income (loss) per
  basic share                   $0.55     ($0.23)     ($0.11)     $0.21
                             ========   ========   ========   ========
Per diluted share of
  common stock:
  Income (loss) from
    operations                  $0.54       $---     ($0.11)     $0.43
  Income (loss) on
    disposal                      ---      (0.22)       ---      (0.22)
                             --------   --------   --------   --------
Net income (loss) per
  diluted share                 $0.54     ($0.22)    ($0.11)     $0.21
                             ========   ========   ========   ========

Current assets                    ---        ---    $18,449    $18,449
Current liabilities               ---        ---    (13,948)   (13,948)
                             --------   --------   --------   --------
Net current assets                ---        ---     $4,501     $4,501

Noncurrent assets                 ---        ---   $224,619   $224,619
Noncurrent liabilities            ---        ---     (4,120)    (4,120)
                             --------   --------   --------   --------
Net noncurrent assets             ---        ---   $220,499   $220,499
                             ========   ========   ========   ========

[a]  Represents five months operating results.


                                         Golden   Kalamazoo
                             CoorsTek   Aluminum    Mill[a]      Total
                             --------   --------  ---------   --------
1998
Net Sales                    $296,614       $---       $---   $296,614
                             ========   ========   ========   ========
Income from operations
  before income taxes         $25,361       $---       $---    $25,361
Income tax expense              9,549        ---        ---      9,549
                             --------   --------   --------   --------
Income from operations         15,812        ---        ---     15,812

Net income                    $15,812       $---       $---    $15,812
                             ========   ========   ========   ========

Net income per basic share      $0.56       $---       $---      $0.56
                             ========   ========   ========   ========

Net income per diluted share    $0.54       $---       $---      $0.54
                             ========   ========   ========   ========

Current assets               $105,508        ---        ---   $105,508
Current liabilities           (33,600)       ---        ---    (33,600)
                             --------   --------   --------   --------
Net current assets            $71,908        ---        ---    $71,908
                             ========   ========   ========   ========

Noncurrent assets            $158,394        ---        ---   $158,394
Noncurrent liabilities        (81,583)       ---        ---    (81,583)
                             --------   --------   --------   --------
Net noncurrent assets         $76,811        ---        ---    $76,811
                             ========   ========   ========   ========


                                         Golden   Kalamazoo
                             CoorsTek   Aluminum    Mill[a]      Total
                             --------   --------  ---------   --------
1997
Net Sales                    $304,824    $38,995       $---   $343,819
                             ========   ========   ========   ========
Income  from operations
  before income taxes         $48,180       $---       $---    $48,180
Income tax expense             18,192        ---        ---     18,192
                             --------   --------   --------   --------
Income from operations         29,988        ---        ---     29,988

Net income                    $29,988       $---       $---    $29,988
                             ========   ========   ========   ========

Net income per basic share      $1.07       $---       $---      $1.07
                             ========   ========   ========   ========

Net income per diluted share    $1.04       $---       $---      $1.04
                             ========   ========   ========   ========


Financial Resources and Liquidity

      The Company's liquidity is generated from both internal and external sources and is used to fund short-term working capital needs, capital expenditures and acquisitions. During 1999, internally generated liquidity is measured by net cash from operations, as discussed below, and the sale of non-strategic assets.

      On August 2, 1999, the Company entered into a $1.3 billion revolving credit and term loan agreement (the Credit Agreement) with a group of lenders, with Bank of America, N.A. as agent. Subsequent to December 31, 1999, the Company reduced the amount available under the Credit Agreement by $50.0 million. The Credit Agreement is comprised of four senior credit facilities including a $125 million 180-day term facility, a $400 million one-year facility, a $325 million five-year term loan facility and a $400 million five-year revolving credit facility (collectively, the Senior Credit Facilities). Proceeds from the Senior Credit Facilities were used to finance the $849 million acquisition of the Fort James packaging business and to prepay the Company's other outstanding borrowings. The additional cost of prepaying the Company's other outstanding borrowings was $3.6 million before tax and $2.3 million after tax and is shown in the Consolidated Income Statement as an extraordinary loss from the early extinguishment of debt.

     After approximately $200 million of repayments made from the Company's cash flow from operations, the sale of Golden Aluminum, the sale of the Company's flexible packaging plants and the sale of the solar electric businesses, total borrowings under the Senior Credit Facilities were $1,015.5 million as of December 31, 1999. On January 4, 2000, the Company repaid an additional $200 million of debt with the proceeds of a note receivable from CoorsTek as a result of the spin-off. Borrowings under the revolving credit facility on March 22, 2000 were approximately $339 million, leaving $61 million available for future borrowing needs.

      Amounts borrowed under the Senior Credit Facilities bear interest under various pricing alternatives plus a spread depending on the Company's leverage ratio. The various pricing alternatives include (i) LIBOR, or (ii) the higher of the Federal Funds Rate plus .5% or the prime rate. In addition, the Company pays a commitment fee that varies based upon the Company's leverage ratio and the unused portion of the revolving credit facility. Mandatory prepayments under the Senior Credit Facilities are required from the proceeds of any significant asset sale or from the issuance of any debt or equity securities. In addition, the five-year term loan is due in quarterly installments beginning with the first quarter of 2000. Total installments for 2000 through 2004, respectively, are $25 million, $50 million, $70 million, $80 million and $100 million.

     The Senior Credit Facilities are secured with first priority liens on all material assets of the Company and all of its domestic subsidiaries. The Credit Agreement currently limits the Company's ability to pay dividends and imposes limitations on the incurrence of additional debt, acquisitions and the sale of assets.

      In February, the Company determined that certain covenants in its Senior Credit Facilities relating to leverage and interest coverage should be changed to reflect anticipated operating results for the Company in 2000. In March 2000, the Company and its lenders amended the Senior Credit Facilities to reset certain financial covenants including maximum debt to EBITDA, the ratio between EBITDA and interest, and debt to capitalization and to impose additional restrictions on capital expenditures and acquisitions. The interest rate spread from certain base indices was increased by .25 to .50 percent depending upon the Company's leverage. The Company anticipates paying an aggregate of approximately $2 million in fees in connection with the amendment.

     At December 31, 1999, the Company was in compliance with the financial covenants. As revised in March 2000, quarterly financial covenant levels in 2000 and beyond are stringent. Although there can be no assurance that all of these covenants will be met, management believes that the Company will remain in compliance with the revised covenants based upon the Company's expected performance and debt repayment forecasts. In the event of a default under the Credit Agreement, the lenders would have the right to call the Senior Credit Facilities immediately due and refrain from making further advances to the Company. If the Company is unable to pay the accelerated payments, the lenders could elect to proceed against the collateral in order to satisfy the Company's obligations.

      The Company has entered into contracts to hedge the underlying interest rate on $175 million of anticipated long-term borrowings. These contracts lock an average risk-free rate of approximately 6% and expire on May 1, 2000. The anticipated borrowings will be used to extend the maturity of the Company's current capital structure, thereby reducing exposure to short-term interest rates. As of December 31, 1999, the unrecognized gain associated with these hedge contracts was approximately $6 million. In addition, the Company has entered into interest rate swap arrangements to hedge $100 million of its borrowings under the Senior Credit Facilities. Under these agreements, the Company pays interest at an average fixed rate of 5.94%. During 2000, the Company expects to enter into additional interest rate swap transactions in accordance with the requirements of the Credit Agreement.

      The Consolidated Statement of Cash Flows includes the cash generated or used by the operations shown in the income statement as discontinued operations, namely Golden Aluminum Company, CoorsTek and the Kalamazoo Mill. On this basis, net cash provided by operations was $135.1 million, $97.3 million and $117.4 million for 1999, 1998 and 1997, respectively.

      During 1999, 1998 and 1997, net cash from operations was used to fund capital requirements and acquisitions. Over this three-year period, total capital expenditures for the Company were $226.2 million, as follows:

(In millions)                    1999   1998   1997
                                -----  -----  -----
Graphic Packaging               $73.7  $47.5  $18.0
Other businesses and Corporate    1.6    4.1    9.4
Discontinued Operations          16.2   26.9   28.8
                                -----  -----  -----
                                $91.5  $78.5  $56.2
                                =====  =====  =====

      Capital spending at Graphic Packaging during 1999 was primarily for an expansion of the Golden, Colorado manufacturing facility, the initial payment to begin the installation of an enterprise resource planning system (ERP) and equipment that improves productivity, increases capacity and reduces costs. The Company expects its capital expenditures for 2000 to be approximately $60 million, primarily related to the ERP system and manufacturing productivity improvements. There are no significant capital expenditures expected for the Other businesses in 2000.

      Acquisitions during 1999 included the acquisition of Fort James packaging business for approximately $849 million as well as acquisitions by CoorsTek for approximately $56 million in cash primarily in the semiconductor industry. Acquisitions in 1998 utilized $300.8 million in cash, primarily for the acquisition of Britton. The Company currently has no plans in 2000 to pursue acquisitions as a growth vehicle. Instead, the Company is focused on further integrating its recent acquisitions and utilizing cash flow to reduce its debt.

       Asset sales during 1999 generated $170.5 million in proceeds. These sales included the final disposition of Golden Aluminum Company, the sale of the Company's flexible packaging plants and the sale of the solar electric business. During the second or third quarter of 2000, the Company expects to sell or otherwise dispose of the Kalamazoo Mill, generating proceeds required to repay the remaining balance of the one-year facility.

       The Company currently expects that cash flows from operations, the sale of certain assets, and borrowings under its current credit facilities will be adequate to meet the Company's needs for working capital, temporary financing for capital expenditures and debt repayments. The Company's working capital position as of December 31, 1999 was a negative $107.2 million. Proceeds from the sale or other disposition of the Kalamazoo Mill will be applied to current maturities of debt.

      The impact of inflation on the Company's financial position and results of operations has been minimal and is not expected to adversely affect future results.

Environmental

     Some  of  the  Company's operations have been notified  that they may be potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or similar laws with respect to the remediation of certain sites where hazardous substances have been released into the environment. The Company cannot predict with certainty the total costs of remediation, its share of the total costs, the extent to which contributions will be available from other parties, the amount of time necessary to complete the remediation or the availability of insurance. However, based on the investigations to date, the Company believes that any liability with respect to these sites would not be material to the financial condition or results of operations of the Company, without consideration for insurance recoveries. There can be no certainty, however, that the Company will not be named as a PRP at additional sites or be subject to other environmental matters in the future or that the costs associated with those additional sites or matters would not be material.

     In addition, the Company has received demands arising out of alleged contamination of various properties currently or formerly owned by the Company. In management's opinion, none of these claims will result in liability that would materially affect the Company's financial position or results of operations.

Year 2000 Disclosure

     The Company has experienced no material additional expense or business interruption related to the Year 2000 issue.

     The Year 2000 issue arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs did not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results disrupting normal business operations.

     The Company's management implemented an enterprise-wide program to prepare the Company's financial, manufacturing and other critical systems and applications for the year 2000. The program included a task force established in March 1998 that had the support and participation of upper management and included individuals with expertise in risk management, legal and information technologies. The Board of Directors monitored the progress of the program on a quarterly basis. The task force met its objective to ensure an uninterrupted transition to the year 2000 by assessing, testing and modifying all information technology (IT) and non-IT systems, interdependent systems and third parties such as suppliers and customers.

     Through December 31, 1999, the Company spent approximately $1.2 million related to the Year 2000 issue. These costs included the costs incurred for external consultants and professional advisors and the costs for software and hardware. The Company has not separately tracked internal costs such as payroll related costs for its information technologies group and other employees working on the Year 2000 project. The Company expensed all costs related to the Year 2000 issue as incurred. These costs were funded through operating cash flows.

ITEM  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK

Interest Rate Risk

      As of March 22, 2000, the Company's capital structure includes approximately $832 million of debt that bears interest with an underlying rate based upon short-term interest rates. The Company has entered into interest rate swap agreements that lock in a risk free interest rate of 5.94% on $100 million of the borrowings. The Company has also entered into contracts to hedge the underlying interest rate on $175 million of anticipated long-term borrowings. These contracts lock an average risk-free rate of approximately 6% and expire on May 1, 2000. As a result, interest on approximately $732 million of debt is subject to the volatility in short term interest rates. At these levels, a 1% change in interest rates could impact annual pre-tax results by approximately $7.3 million. During 2000, the Company expects to enter into additional interest rate swap transactions in order to reduce its susceptibility to potential interest rate fluctuations.

Factors That May Affect Future Results

      Certain statements in this document constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, 1) the ability of the Company to remain in compliance with its debt convenants is dependent upon, among other things, the sale or other disposition of the Kalamazoo Mill at a satisfactory price and the Company meeting its financial plan; 2) future years' revenue growth is dependent on numerous factors, including the continued strength of the U.S. economy, the actions of competitors and customers, possible future governmental regulations, the Company's ability to execute its marketing plans and the ability of the Company to maintain or increase sales to existing customers and capture new business; 3) future improvements in margins will depend upon management's ability to improve cost efficiencies and maintain profitable long-term customer relationships; 4) the benefits of the integration to be realized in 2000 and 2001 are uncertain because of possible increases in costs and delays; 5) expected savings in selling, general and administrative expenses might not be realized due to the need for additional people, further support services or increased labor costs; 6) the sale or other disposition of the Kalamazoo Mill and related timing and amount of proceeds is dependent on finding a buyer or other arrangement on satisfactory
terms;  7)   revenues  may  be  affected  by  plant  closures  if
customers find alternative suppliers or if the Company is not able to efficiently move business or to qualify at other facilities; 8) operating margins might decrease in 2000 and 2001 due to competitive pricing of products sold and increases in costs, including costs for raw materials such as paperboard and variances and timing of cost increases, and the ability of the Company to pass through such increases; and 9) the Company's ability to maintain its effective tax rate at 40% depends on the current and future tax laws, the Company's ability to identify and use its tax credits and other factors.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Financial Statements


     Consolidated Financial Statements:                  Page(s)

          Report of Independent Accountants                29

          Consolidated Income Statement for the years
            ended December 31, 1999, 1998 and 1997         30-31

          Consolidated Statement of Comprehensive Income
            for the years ended December 31, 1999,
            1998 and 1997                                  31

         Consolidated Balance Sheet at December 31,
            1999 and 1998                                  32

         Consolidated Statement of Cash Flows for the
            years ended December 31, 1999, 1998
            and 1997                                       33

         Consolidated Statement of Shareholders' Equity
            for the years ended December 31, 1999, 1998
            and 1997                                       34

         Notes to Consolidated Financial Statements        35-58

         Schedule II - Valuation and Qualifying Accounts
             for the years ended December 31, 1999,
             1998 and 1997                                 59



REPORT OF INDEPENDENT ACCOUNTANTS

To  the  Board of Directors and Shareholders of ACX Technologies,
Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ACX Technologies, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Denver, Colorado
March 1, 2000



MANAGEMENT'S REPORT TO SHAREHOLDERS

     The preparation, integrity and objectivity of the financial statements and all other financial information included in this annual report are the responsibility of the management of ACX Technologies, Inc. The financial statements have been prepared in accordance with generally accepted accounting principles, applying estimates based on management's best judgment where necessary. Management believes that all material uncertainties have been appropriately accounted for and disclosed.

     The established system of accounting procedures and related internal controls provide reasonable assurance that the assets are safeguarded against loss and that the policies and procedures are implemented by qualified personnel.

     PricewaterhouseCoopers LLP, the Company's independent accountants, provides an objective, independent audit of the consolidated financial statements. Their accompanying report is based upon an examination conducted in accordance with generally accepted auditing standards, including tests of accounting procedures and records.

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


GAIL A. CONSTANCIO                      JOHN S. NORMAN
Chief Financial Officer                      Corporate Controller




                   ACX TECHNOLOGIES, INC.
              CONSOLIDATED INCOME STATEMENT
         (In thousands, except per share data)

                                        Year Ended December 31,
                                        1999        1998        1997
                                    --------    --------    --------
Sales                               $723,760    $571,899    $312,938
Sales to Coors Brewing Company       107,645     119,878     113,323
                                    --------    --------    --------
Total sales                          831,405     691,777     426,261

Cost of goods sold                   707,758     567,533     332,653
                                    --------    --------    --------
Gross profit                         123,647     124,244      93,608

Selling, general and
  administrative expense              73,685      68,824      67,227

Goodwill amortization                 11,533       7,785       3,209
Asset impairment and
  restructuring charges                7,813      21,391      21,880
                                    --------    --------    --------
Operating income                      30,616      26,244       1,292

  Gain from sale of businesses        30,236         ---         ---
  Other income (expense) - net           618         576        (407)
  Interest expense                   (28,550)    (21,978)     (8,556)
  Interest income                      2,643       5,362       5,606
                                    --------    --------    --------
Income (loss) from continuing
  operations before income taxes
  and extraordinary loss              35,563      10,204      (2,065)

  Income tax expense                  14,045       4,751         207
                                    --------    --------    --------
Income (loss) from continuing
  operations before extraordinary
  loss                                21,518       5,453      (2,272)

Discontinued operations, net of tax
  Income from discontinued
   operations of CoorsTek             15,637      15,812      29,988
  Loss on disposal of Golden
   Aluminum                           (6,456)        ---         ---
  Loss from discontinued operations
   of Kalamazoo Mill                  (3,108)        ---         ---
                                    --------    --------    --------
                                       6,073      15,812      29,988
                                    --------    --------    --------
Income before extraordinary item      27,591      21,265      27,716

Extraordinary loss on early
  extinguishment of
  debt, net of tax of $1,312          (2,332)        ---         ---
                                    --------    --------    --------
Net income                           $25,259     $21,265     $27,716
                                    ========    ========    ========



                     ACX TECHNOLOGIES, INC.
                  CONSOLIDATED INCOME STATEMENT
              (In thousands, except per share data)

                                         Year Ended December 31,
                                        1999        1998        1997
                                    --------    --------    --------
Net income per basic share of
  common stock:

  Continuing operations                $0.76       $0.19      ($0.08)

  Discontinued operations               0.21        0.56        1.07

  Extraordinary loss                   (0.08)        ---         ---
                                    --------    --------    --------
Net income per basic share             $0.89       $0.75       $0.99
                                    ========    ========    ========
Weighted average shares
  outstanding - basic                 28,475      28,504      28,118
                                    ========    ========    ========
Net income per diluted share of
  common stock:

  Continuing operations                $0.75       $0.19      ($0.08)

  Discontinued operations               0.21        0.54        1.04

  Extraordinary loss                  (0.08)         ---         ---
                                    --------    --------    --------
Net income per diluted share           $0.88       $0.73       $0.96
                                    ========    ========    ========
Weighted average shares
outstanding - diluted                 28,767      29,030      28,885
                                    ========    ========    ========

See Notes to Consolidated Financial Statements.



                     ACX TECHNOLOGIES, INC.
         CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                         (In thousands)

                                           Year Ended December 31,
                                        1999        1998        1997
                                    --------    --------    --------
Net income                           $25,259     $21,265     $27,716
                                    --------    --------    --------
Other comprehensive income:
  Foreign currency translation
    adjustments:
    Adjustments arising during the
      period                           1,686      (3,218)     (3,127)
    Reclassifications for amounts
      already included
      in net income                    3,362         ---         ---
    Minimum pension liability
      adjustment, net
      of tax of $354 in 1999 and
      $459 in 1998                       531       (688)         ---
                                    --------    --------    --------
Other comprehensive income (loss)      5,579     (3,906)      (3,127)
                                    --------    --------    --------
Comprehensive income                 $30,838     $17,359     $24,589
                                    ========    ========    ========

See Notes to Consolidated Financial Statements.



                      ACX TECHNOLOGIES, INC.
                    CONSOLIDATED BALANCE SHEET
                (In thousands, except share data)

                                                  December 31,
                                                 1999       1998
                                           ----------   --------
ASSETS
Current assets
  Cash and cash equivalents                   $15,869    $26,196
  Accounts receivable, less allowance for
    doubtful accounts of $2,153 in 1999
    and $2,140 in 1998                         66,414     51,635
  Accounts receivable from Coors Brewing        2,348      2,084
  Notes receivable                            200,000     60,568
  Inventories                                 119,389     92,329
  Deferred income taxes                        18,026     12,095
  Other assets                                  7,418      7,740
  Net current assets of discontinued
    operations                                  4,501     71,908
                                           ----------   --------
    Total current assets                      433,965    324,555

Properties, net                               427,489    242,367
Goodwill, net                                 490,558    194,733
Other assets                                   54,527      7,556
Net noncurrent assets of discontinued
  operations                                  220,499     76,811
                                           ----------   --------
Total assets                               $1,627,038   $846,022
                                           ==========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt       $400,000    $86,300
  Accounts payable                             56,165     34,403
  Accrued salaries and vacation                10,608      5,988
  Accrued expenses and other liabilities       74,418     45,320
                                           ----------   --------
  Total current liabilities                   541,191    172,011

Long-term debt                                615,500    183,000
Accrued postretirement benefits                17,405     17,177
Other long-term liabilities                    24,492     12,500
                                           ----------   --------
  Total liabilities                         1,198,588    384,688

Minority interest                               5,140     13,379
Commitments and contingencies (Note 14)           ---        ---

Shareholders' equity
Preferred stock, nonvoting, $0.01 par
  value, 20,000,000 shares authorized
  and no shares issued or outstanding             ---        ---
Common stock, $0.01 par value
  100,000,000 shares authorized;
  28,576,771 and 28,415,000 issued
  and outstanding at December 31,
  1999 and 1998                                   286        284
Paid-in capital                               422,885    451,401
Retained earnings                                 ---      1,710
Accumulated other comprehensive income
  (loss)                                          139     (5,440)
                                           ----------   --------
  Total shareholders' equity                  423,310    447,955
                                           ----------   --------
Total liabilities and shareholders'
  equity                                   $1,627,038   $846,022
                                           ==========   ========

See Notes to Consolidated Financial Statements.



                 ACX TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENT OF CASH FLOWS
                      (In thousands)

                                        Year Ended December 31,
                                      1999       1998       1997
                                   -------    -------    -------
Cash flows from operating
activities:
  Net income                       $25,259    $21,265    $27,716
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Asset impairment and
      restructuring charges          7,813     34,488     21,880
    Gain on sale of businesses
      and other assets             (30,236)       ---       (391)
    Loss on disposal of Golden
      Aluminum                      10,000        ---        ---
    Depreciation                    63,602     48,764     38,597
    Amortization                    15,393      8,743      4,066
    Change in net deferred
      income taxes                    (908)     7,305     12,335
    Change in current assets
      and current liabilities,
      net of effects from
      acquisitions
      Accounts receivable            3,757      2,865     11,603
      Inventories                    5,664     (1,232)    17,769
      Other assets                  (6,866)     5,369      7,349
      Accounts payable              29,237    (18,151)    (1,462)
      Accrued expenses and
        other liabilities           20,392    (12,300)   (22,229)
    Change in deferred items
      and other                     (7,969)       178        179
                                  --------    -------   --------
Net cash provided by operating
  activities                       135,138     97,294    117,412

Cash flows used in investing
  activities:
    Additions to properties        (91,455)   (78,463)   (56,213)
    Acquisitions, net of cash
      acquired                    (905,069)  (300,774)   (44,718)
    Proceeds from sale of assets   170,526    131,899     13,594
    Other                           13,812       (369)    (4,283)
                                  --------   --------   --------
Net cash used in investing
  activities                      (812,186)  (247,707)   (91,620)

Cash flows from financing
activities:
    Proceeds from issuance of
      debt                       1,613,400    126,800        ---
    Repayment of debt             (957,200)       ---        ---
    Stock issuance and other        10,521        454      7,892
                                 ---------    -------    -------
Net cash provided by financing
  activities                       666,721    127,254      7,892

Cash and cash equivalents:
  Net increase (decrease) in
    cash and cash equivalents      (10,327)   (23,159)    33,684
  Balance at beginning of year      26,196     49,355     15,671
                                 ---------    -------    -------
  Balance at end of year           $15,869    $26,196    $49,355
                                 =========    =======    =======


Cash flows from discontinued operations have not been excluded from the Consolidated Statement of Cash Flows.

See Notes to Consolidated Financial Statements.



                      ACX TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (In thousands)

                                                   Accumulated
                                        Retained      Other
                     Common   Paid-in   Earnings  Comprehensive
                      Stock   Capital   (Deficit) Income (Loss)    Total
                     ------  --------   --------- ------------- --------
Balance at
  December 31, 1996    $279  $443,302   ($47,271)      $1,593   $397,903

Exercise of stock
  options                 4     5,168        ---          ---      5,172
Tax benefit of
  option exercise        ---    1,359        ---          ---      1,359
Issuance of common
  stock                   1     1,507        ---          ---      1,508
Net income              ---       ---     27,716          ---     27,716
Cumulative
  translation
  adjustment            ---       ---        ---       (3,127)    (3,127)
                       ----  --------   --------       ------   --------
Balance at
  December 31, 1997     284   451,336    (19,555)      (1,534)   430,531

Exercise of stock
  options                 1       875        ---          ---        876
Tax benefit of
  option exercise       ---       480        ---          ---        480
Issuance of common
  stock                   1     1,097        ---          ---      1,098
Share repurchase
  program                (2)   (2,387)       ---          ---     (2,389)
Net income              ---       ---     21,265          ---     21,265
Minimum pension
  liability
  adjustment            ---       ---        ---         (688)      (688)
Cumulative
  translation
  adjustment            ---       ---        ---       (3,218)    (3,218)
                       ----   -------   --------       ------   --------
Balance at
  December 31, 1998     284   451,401      1,710       (5,440)   447,955

Issuance of common
  stock                   2     3,816        ---          ---      3,818
Net income              ---       ---     25,259          ---     25,259
CoorsTek dividend       ---   (32,332)   (26,969)         ---    (59,301)
Minimum pension
  liability
  adjustment            ---       ---        ---          531        531
Cumulative
  translation
  adjustment            ---       ---        ---        5,048      5,048
                       ----  --------   --------       ------   --------
Balance at
  December 31, 1999    $286  $422,885      $---          $139   $423,310
                       ====  ========   ========       ======   ========

See Notes to Consolidated Financial Statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies

     Nature of Operations: ACX Technologies, Inc. (the Company), through its principal subsidiary Graphic Packaging, is a manufacturer of packaging products used by consumer product companies as primary packaging for their end-use products. The
Company's strategy is to maximize its competitive position and growth opportunities in its core business, folding cartons.
Toward this end, over the past several years the Company has acquired two significant folding carton businesses and has disposed of several noncore businesses and under-performing assets.

     CoorsTek   (formerly  known  as  Coors   Ceramics   Company)
develops, manufactures and sells advanced technical products across a wide range of product lines for a variety of applications. On December 31, 1999, the Company distributed 100% of CoorsTek's shares of common stock to the ACX Technologies shareholders in a tax-free transaction. Shareholders received one share of CoorsTek stock for every four shares of ACX Technologies stock held. CoorsTek issued a promissory note to ACX Technologies on December 31, 1999 totaling $200.0 million in satisfaction of outstanding intercompany obligations at the time of the spin-off and as a one-time, special dividend. The note was paid in full on January 4, 2000. No gain or loss was recognized by ACX Technologies as a result of the spin-off transaction.

     Amounts included in the notes to the consolidated financial statements pertain to continuing operations only, except where otherwise noted.

     Consolidation:    The  consolidated  financial   statements
include  the  accounts of the Company and its wholly  owned  and
majority   owned   subsidiaries.    All  material   intercompany
transactions have been eliminated.

     Use of Estimates: The consolidated financial statements have been prepared in conformity with generally accepted accounting principles, using management's best estimates and judgments where appropriate. Management has made significant estimates with respect to asset impairment charges, restructuring charges and the estimated sales price and related preliminary goodwill allocation for the Kalamazoo Mill. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term.

     Reclassifications: Certain 1998 and 1997 amounts have been reclassified to conform to the 1999 presentation.

     Concentration  of Credit Risk:  Approximately  33%  of  the
Company's 1999 net sales consist of sales to two customers.

     Revenue Recognition: Revenue is generally recognized when goods are shipped.

     Inventories: Inventories are stated at the lower of cost or
market.   Cost  is determined by the first-in, first-out  (FIFO)
method.

     The classification of inventories, in thousands, at Decem-ber 31, was as follows:

                               1999       1998
                           --------    -------
     Finished              $ 55,451    $40,594
     In process              20,466     15,409
     Raw materials           43,472     36,326
                           --------    -------
       Total inventories   $119,389    $92,329
                           ========    =======

     Properties: Land, buildings, equipment and purchased software are stated at cost. Real estate properties are non-operating properties held for sale. For financial reporting purposes, depreciation is recorded principally on the straight-line method over the estimated useful lives of the assets as follows:

     Buildings                              30 years
     Machinery and equipment                3 to 15 years
     Building and leasehold improvements    The shorter of the
                                            useful life, lease
                                            term or 15 years

     The cost of properties and related accumulated deprecia-tion, in thousands, at December 31, consisted of the following:

                                         1999         1998
                                     --------     --------
     Land and improvements            $11,926      $13,577
     Buildings and improvements       102,405       71,508
     Machinery and equipment          373,085      265,516
     Real estate properties             5,944       10,251
     Construction in progress          78,785       17,212
                                     --------     --------
                                      572,145      378,064
     Less accumulated depreciation    144,656      135,697
                                     --------     --------
       Net properties                $427,489     $242,367
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

      Goodwill: Goodwill is amortized on a straight-line basis over the estimated future periods to be benefited (30 years). Goodwill was $514.0 million at December 31, 1999 and $210.7 million at December 31, 1998, less accumulated amortization of $23.4 million and $16.0 million, respectively. Additional goodwill of approximately $106 million, less accumulated amortization of approximately $2 million, has been preliminarily allocated to the Kalamazoo Mill discontinued operations.

      Share Repurchase Program: On September 3, 1998, the Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares on the open market. During 1998, the Company repurchased 181,200 shares for approximately $2 million under this share repurchase program. No shares were repurchased in 1999. The Credit Agreement entered into in 1999 currently prohibits additional share repurchases.

      Hedging Transactions: The Company periodically enters into forward exchange contracts to hedge transactions and firm commitments denominated in foreign currencies. Gains and losses on foreign exchange contracts are deferred and recognized in the basis of the transaction when completed. Through January 1999, the Company also periodically entered into forward, future and option contracts for commodities to hedge its exposure to price fluctuations. The gains and losses on qualified hedge contracts are deferred and recognized in cost of goods sold as part of the product cost. In addition, the Company has entered into contracts to hedge the underlying interest rate on $175.0 million of anticipated long-term borrowings. Gains and losses on the contracts are deferred and will be recognized in the effective interest rate of the transaction when completed. The Company has also entered into interest rate swap agreements for $100.0 million of its short-term borrowings. (See Note 7.)

       Earnings per Share:  Following is a reconciliation between basic and diluted earnings per common share for each of the three
years   ended  December  31,  (in  thousands,  except  per  share
information):

                                                    Per
                                                    Share
                                  Income   Shares   Amount
1999                             -------   ------   ------
Income (loss) from continuing
  operations -- basic EPS        $21,518   28,475    $0.76
Other dilutive equity
  instruments                                 292
                                 -------   ------    -----
Income (loss) from continuing
  operations -- diluted EPS      $21,518   28,767    $0.75
                                 =======   ======    =====

1998
Income (loss) from continuing
  operations -- basic EPS         $5,453   28,504    $0.19
Other dilutive equity
  instruments                                 526
                                 -------   ------    -----
Income (loss) from continuing
  operations -- diluted EPS       $5,453   29,030    $0.19
                                 =======   ======    =====

1997
Income (loss) from continuing
  operations -- basic EPS         $2,272   28,118   ($0.08)
Other dilutive equity
  instruments                                 767
                                 -------   ------    -----
Income (loss) from continuing
  operations -- diluted EPS       $2,272   28,885   ($0.08)
                                 =======   ======    =====

       Statement of Cash Flows: The Company defines cash equivalents as highly liquid investments with original maturities of 90 days or less. Income taxes paid were $2.8 million, $8.7 million and $5.2 million in 1999, 1998 and 1997, respectively.

      Interest incurred, capitalized, expensed and paid, in thousands, for the years ended December 31, were as follows:

                                   1999      1998      1997
                                -------   -------    ------
Total interest costs            $30,523   $22,308    $9,016
Interest capitalized              1,973       330       460
Interest expense                 28,550    21,978     8,556
Interest paid                    25,320    19,454     8,536

      Non-cash investing and financing activities in 1999 include the receipt of a $200 million short-term note in connection with the CoorsTek spin-off, cancellation of a $60.0 million note receivable when Golden Aluminum was returned to the Company, and the issuance of shares of common stock valued at $3.2 million in exchange for compensation and other services.

      Environmental  Expenditures  and  Remediation  Liabilities:
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.

     New Accounting Standard: Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position at fair value. This statement is effective for the Company's financial statements for the year ending December 31, 2001 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.


Note 2.  Discontinued Operations

     The  historical operating results and losses on the sale  of
the   following   business  segments  have  been  segregated   as
discontinued operations on the accompanying Consolidated Income Statement for the years ended December 31, 1999, 1998 and 1997. Net assets from these discontinued operations are similarly segregated on the face of the accompanying Consolidated Balance Sheet as of December 31, 1999 and 1998. Discontinued operations have not been segregated on the Consolidated Statement of Cash
Flows.   Asset and business dispositions which do not  constitute
the discontinuation of a business segment are discussed in Note 4.

     CoorsTek Spin-off

     On December 31, 1999, the Company distributed 100% of CoorsTek's shares of common stock to the ACX Technologies shareholders in a tax-free transaction. Shareholders received one share of CoorsTek stock for every four shares of ACX Technologies stock held. CoorsTek issued a promissory note to ACX Technologies on December 31, 1999 totaling $200.0 million in satisfaction of outstanding intercompany obligations at the time of the spin-off and as a one-time, special dividend. The note was paid in full on January 4, 2000. No gain or loss was recognized by ACX Technologies as a result of the spin-off transaction. Interest expense of $16.0 million, $3.6 million and $0.1 million was allocated to the discontinued operations of CoorsTek in 1999, 1998 and 1997, respectively, based upon intercompany debt, plus CoorsTek's allocation of total consolidated debt at the time of the spin-off in 1999.

     Golden Aluminum

     In 1996, the Board of Directors adopted a plan to dispose of the Company's aluminum rigid container sheet business operated by Golden Aluminum. In conjunction with this decision, the Company recorded pre-tax charges of $155.0 million for anticipated losses upon the disposition and estimated operating losses of the business through the disposition date. In March of 1997, Golden Aluminum was sold for $70.0 million, of which $10.0 million was paid at closing and $60.0 million was due within two years. In December of 1998, the Company extended the due date on the $60.0 million payment until September 1, 1999. In accordance with the purchase agreement, the purchaser exercised its right to return Golden Aluminum to the Company on August 23, 1999 in discharge of the $60.0 million obligation. The initial payment of $10.0 million was nonrefundable. The Company subsequently sold the assets of Golden Aluminum to another buyer for approximately $41 million on November 5, 1999. An additional pre-tax charge of $10.0 million was recorded in 1999 related to the ultimate disposition of Golden Aluminum.

     Kalamazoo Mill

     The Company purchased the Kalamazoo Mill on August 2, 1999 as part of the acquisition of the Fort James packaging business. See related discussion of this acquisition in Note 3. The Kalamazoo Mill produces recycled paperboard. In December 1999, the Board of Directors approved a plan to offer the Kalamazoo Mill for sale. The Company is pursuing the sale of the Kalamazoo Mill, as well as evaluating other strategic alternatives. An estimated fair value of $225 million has been ascribed to the net assets of the Kalamazoo Mill at December 31, 1999, which includes approximately $106 million of goodwill allocated from the continuing operations of the Fort James packaging business acquisition. The amount of preliminary goodwill allocated to the Kalamazoo Mill is subject to change upon sale or other disposition of the Kalamazoo Mill. As a result, no gain or loss will be recorded upon the sale. The Company allocated approximately $8 million of interest expense to the Kalamazoo Mill for the period August 2, 1999 through December 31, 1999 based upon the estimated fair value of $225 million. The Company expects to finalize the sale or other disposition of the Kalamazoo Mill in the second or third quarter of 2000.
Financial Data - Discontinued Operations

     Financial  data  for  CoorsTek,  Golden  Aluminum  and   the
Kalamazoo Mill for the years ended December 31, in thousands, are summarized as follows:

                                         Golden   Kalamazoo
                             CoorsTek   Aluminum    Mill[a]      Total
                             --------   --------  ---------   --------
1999
Net Sales                    $365,061       $---    $18,750   $383,811
                             ========   ========   ========   ========
Income (loss) from
  operations before
  income taxes                $25,117       $---    ($5,208)   $19,909
Income tax expense
  (benefit)                     9,480        ---     (2,100)     7,380
                             --------   --------   --------   --------
Income (loss) from
  operations                   15,637        ---     (3,108)    12,529

Income (loss) from
  disposal, before
  taxes                          ---     (10,000)       ---    (10,000)
Income tax benefit
  (expense)                      ---       3,544        ---      3,544
                             --------   --------   --------   --------
Net income (loss)             $15,637    ($6,456)   ($3,108)    $6,073
                             ========   ========   ========   ========
Per basic share of
  common stock:
  Income (loss) from
    operations                  $0.55       $---     ($0.11)     $0.44
  Income (loss) on
    disposal                      ---      (0.23)       ---      (0.23)
                             --------   --------   --------   --------
Net income (loss) per
  basic share                   $0.55     ($0.23)    ($0.11)     $0.21
                             ========   ========   ========   ========
Per diluted share of
  common stock:
  Income (loss) from
    operations                  $0.54       $---     ($0.11)     $0.43
  Income (loss) on
    disposal                      ---      (0.22)       ---      (0.22)
                             --------   --------   --------   --------
Net income (loss) per
  diluted share                 $0.54     ($0.22)    ($0.11)     $0.21
                             ========   ========   ========   ========

Current assets                    ---        ---    $18,449    $18,449
Current liabilities               ---        ---    (13,948)   (13,948)
                             --------   --------   --------   --------
Net current assets                ---        ---     $4,501     $4,501

Noncurrent assets                 ---        ---   $224,619   $224,619
Noncurrent liabilities            ---        ---     (4,120)    (4,120)
                             --------   --------   --------   --------
Net noncurrent assets             ---        ---   $220,499   $220,499
                             ========   ========   ========   ========

[a]  Represents five months operating results.


                                         Golden   Kalamazoo
                             CoorsTek   Aluminum    Mill[a]      Total
                             --------   --------  ---------   --------
1998
Net Sales                    $296,614       $---       $---   $296,614
                             ========   ========   ========   ========
Income from operations
  before income taxes         $25,361       $---       $---    $25,361
Income tax expense              9,549        ---        ---      9,549
                             --------   --------   --------   --------
Income from operations         15,812        ---        ---     15,812

Net income                    $15,812       $---       $---    $15,812
                             ========   ========   ========   ========

Net income per basic share      $0.56       $---       $---      $0.56
                             ========   ========   ========   ========

Net income per diluted share    $0.54       $---       $---      $0.54
                             ========   ========   ========   ========

Current assets               $105,508        ---        ---   $105,508
Current liabilities           (33,600)       ---        ---    (33,600)
                             --------   --------   --------   --------
Net current assets            $71,908        ---        ---    $71,908
                             ========   ========   ========   ========

Noncurrent assets            $158,394        ---        ---   $158,394
Noncurrent liabilities        (81,583)       ---        ---    (81,583)
                             --------   --------   --------   --------
Net noncurrent assets         $76,811        ---        ---    $76,811
                             ========   ========   ========   ========


                                         Golden   Kalamazoo
                             CoorsTek   Aluminum    Mill[a]      Total
                             --------   --------  ---------   --------
1997
Net Sales                    $304,824    $38,995       $---   $343,819
                             ========   ========   ========   ========
Income  from operations
  before income taxes         $48,180       $---       $---    $48,180
Income tax expense             18,192        ---        ---     18,192
                             --------   --------   --------   --------
Income from operations         29,988        ---        ---     29,988

Net income                    $29,988       $---       $---    $29,988
                             ========   ========   ========   ========

Net income per basic share      $1.07       $---       $---      $1.07
                             ========   ========   ========   ========

Net income per diluted share    $1.04       $---       $---      $1.04
                             ========   ========   ========   ========


Note 3.  Acquisitions

     1999 Acquisitions

     On August 2, 1999, the Company acquired the assets and liabilities of the packaging manufacturing business of Fort James Corporation for cash consideration of approximately $849 million, including a working capital price adjustment and transaction costs. The Fort James acquisition, which included 12 converting operations located throughout North America and a recycled paperboard mill located in Kalamazoo, Michigan (the Kalamazoo
Mill) has been accounted for under the purchase method. Accordingly, the excess of the purchase price over the fair value of the assets and liabilities acquired of approximately $448 million is being amortized using the straight-line method over 30 years. Approximately $342 million of goodwill has been preliminarily allocated to the folding carton converting operations and approximately $106 million has been preliminarily allocated to the Kalamazoo Mill discontinued operations. The folding carton business of Fort James was a major supplier of folding cartons to leading consumer product companies for packaging food. The folding carton business of Fort James has been included in the Company's results since August 2, 1999.

     In December 1999, the Board of Directors adopted a plan to offer the Kalamazoo Mill for sale in order to focus on the Company's core folding carton business. The Kalamazoo Mill was included in the August 2, 1999 Fort James packaging business acquisition. The operating results and net assets of the Kalamazoo Mill have been segregated as discontinued operations in the Consolidated Income Statement and Balance Sheet. Discontinued operations have not been segregated on the
Consolidated Statement of Cash Flows. Accordingly, the Consolidated Statement of Cash Flows includes sources and uses of cash for the Kalamazoo Mill for the year ended December 31, 1999.

     In   connection  with  the  Fort  James  packaging  business
acquisition, the Company is continuing to evaluate rationalization opportunities within the folding carton converting operations to reduce overall operating costs while maintaining capacity. This includes evaluation of the capacity of the Company's web press facilities and evaluation of the opportunity to transfer business among the various web press facilities. The Company expects additional costs of approximately $2 million may be incurred in connection with further plant rationalizations, related primarily to severance and other plant shutdown costs. The Company expects to finalize its rationalization plan by June 30, 2000. Costs related to shutting down a facility acquired in the Fort James packaging business acquisition will be accounted for as a cost of the acquisition, with a resultant adjustment to goodwill.

     The following unaudited pro forma information for ACX Technologies has been prepared assuming that the Fort James packaging business acquisition had occurred on January 1, 1998. The pro forma information includes adjustments for (1) amortization of goodwill, (2) increased interest expense related to new borrowings at applicable rates for the purchase, and (3) the net tax effect of pro forma adjustments at the statutory rate. The Kalamazoo Mill, CoorsTek and Golden Aluminum are reflected as discontinued operations in the unaudited pro forma financial information. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been had the transaction actually occurred on January 1, 1998 nor is it necessarily indicative of the results of operations which may occur in the future.

                                      Pro Forma      Pro Forma
                                     Year Ended      Year Ended
                                    December 31,    December 31,
                                        1999            1998
                                     (Unaudited)    (Unaudited)
(In thousands, except per           ------------    ------------
 share data)

Net sales                             $1,144,855      $1,239,547
                                      ==========      ==========
Income (loss) from continuing
  operations, before
  extraordinary loss                      $3,933       ($25,795)
                                      ==========      ==========

Net income (loss)                         $3,982       ($15,107)
                                      ==========      ==========
Income (loss) from continuing
  operations, before
  extraordinary loss per basic
  share of common stock                    $0.14         ($0.90)
                                      ==========      ==========
Income (loss) from continuing
  operations, before
  extraordinary loss per diluted
  share of common stock                    $0.14         ($0.90)
                                      ==========      ==========
Net income (loss) per basic share
  of common stock                          $0.14         ($0.53)
                                      ==========      ==========
Net income (loss) per diluted
  share of common stock                    $0.14         ($0.53)
                                      ==========      ==========

      On March 12, 1999, the Company acquired the net assets of Precision Technologies for approximately $22 million in cash and 300,000 warrants to receive shares of the Company's common stock at an exercise price equal to the fair market value at the date of closing. These warrants were converted into warrants to purchase shares of CoorsTek stock following the spin-off. The warrants were recorded as an increase in the purchase price at their estimated fair value on the date of acquisition using the Black-Sholes pricing model. The acquisition has been accounted for under the purchase method of accounting. Accordingly, the excess of the purchase price over the fair value of net assets acquired of $20.2 million is being amortized using the straight-line method over 20 years. Precision Technologies, located in Livermore, California, manufactures precision-machined parts for the semiconductor, medical and aircraft industries. The results of Precision Technologies since March 12, 1999 are included in the discontinued operations of CoorsTek.

       On March 1, 1999, the Company acquired all of the outstanding shares of Edwards Enterprises for approximately $18 million. The acquisition has been accounted for under the purchase method. Accordingly, the excess of the purchase price over the fair value of net assets acquired of $4.2 million is being amortized using the straight-line method over 20 years. Edwards Enterprises, located in Newark, California, manufactures precision-machined parts for the semiconductor industry. The results of Edwards Enterprises since March 1, 1999 are included in the discontinued operations of CoorsTek.

      In December 1999, CoorsTek acquired all of the outstanding shares of Doo Young Semitek Co., Ltd. for $3.6 million. The name of Doo Young Semitek Co., Ltd. was subsequently changed to CoorsTek-Korea. The acquisition has been accounted for under the purchase method of accounting and goodwill of $2.5 million is being amortized over 15 years. CoorsTek-Korea, located in Kyungbook, South Korea, manufactures technical ceramic parts for the semiconductor industry. The results of CoorsTek-Korea since December 1999 are included in the discontinued operations of CoorsTek.

     1998 Acquisitions

     On January 14, 1998, the Company acquired Britton Group plc pursuant to a cash tender offer for approximately $420 million. The Britton acquisition has been accounted for under the purchase method. Accordingly, the estimated excess of purchase price over the fair value of net assets acquired of approximately $164 million is being amortized using the straight-line method over 30 years. Britton was an international packaging group operating through two principal divisions: folding cartons and plastics. The folding cartons division, Universal Packaging, is a nonintegrated manufacturer of folding cartons in the United States, with capabilities in design, printing and manufacturing of multicolor folding cartons. The plastics division of Britton (Plastics Division), which was disposed of by the Company on April 20, 1998, operated in the United Kingdom and included the extrusion, conversion and printing of polyethylene into films and bags for industrial customers. The results of Universal Packaging are reflected in the accounts of the Company beginning January 14, 1998. The Plastics Division was reflected as a discontinued operation through the April 20, 1998 disposal date.

     On August 17, 1998, the Company acquired the assets and business of Filpac, Inc. a flexible packaging company located in Montreal, Canada for $4.8 million in cash. The acquisition has been accounted for under the purchase method of accounting and has been included in the accounts of the Company since the acquisition date. No goodwill resulted from this acquisition. Filpac was included in the Company's September 2, 1999 sale of certain flexible packaging plants.

      1997 Acquisition

      In order to broaden its material base, CoorsTek acquired Tetrafluor, Inc. for $15.8 million in August 1997. Tetrafluor manufactures Teflon[R] fluoropolymer sealing systems and compo-nents for use in the aerospace, industrial and transportation industries. The acquisition was accounted for under the purchase method of accounting and, accordingly, the discontinued operations of CoorsTek include the results of Tetrafluor since the acquisition date. The excess of the purchase price over the estimated fair market values of the net assets acquired was $10.7 million, which is being amortized over 15 years on a straight-line basis.

Note 4.  Dispositions

     1999 Dispositions

Flexible Packaging Plants

      On September 2, 1999, the Company sold its flexible packaging plants to Sonoco Products Company for approximately $105 million in cash. The Company used the proceeds from the sale, less transaction costs, to reduce debt associated with its recent acquisition of the packaging business of Fort James. The Company recorded a pre-tax gain of $22.7 million and after-tax gain of $13.6 million or $0.48 per share on a basic basis and $0.47 per share on a diluted basis.

Solar Electric Business

     On August 3, 1999, the Company sold its majority interest in a group of solar electric distribution companies to Kyocera International, Inc., a wholly owned subsidiary of Kyocera Corporation. The Company realized $30.8 million in cash of which $20.8 million was consideration for the Company's equity position and $10.0 million was for the repayment of certain debt owed to the Company. The Company used the proceeds from the sale, less transaction costs, to reduce debt associated with its recent acquisition of the packaging business of Fort James. The pre-tax gain recorded in conjunction with this transaction totaled $7.5 million while the post-tax gain was $4.5 million. Resultant earnings per share on a basic and diluted basis for the gain on this sale were $0.16.

     1998 Dispositions

Britton Group Plastics Division

     On April 20, 1998, the Company sold the Plastics Division for approximately pounds 82 million, or $135.0 million, including pounds 80 million in cash and a pounds 2 million, 5% note receivable due in 2007 or upon change in control. The majority of the sale price, less transaction costs, was used to pay down debt incurred by the Company for the Britton acquisition.

     Subsequent to the acquisition date of Britton, the Company accounted for the Plastics Division as a discontinued operation held for sale. Therefore, the disposition of the Plastics Division did not have an impact on the Company's results of operations. The Plastics Division had net sales for the period January 14, 1998 through April 20, 1998 of $40.9 million, with breakeven operating results. The Company allocated $1.8 million of interest expense related to the acquisition of Britton to the Plastics Division during the period January 14, 1998 through April 20, 1998.


Note 5.  Asset Impairment and Restructuring Charges

     Asset Impairment Charges

      The Company recorded a total of $5.9 million, $19.4 million and $16.6 million in asset impairment charges in 1999, 1998 and 1997, respectively. Goodwill impairment of $5.5 million was included in the 1998 charge. The remainder of the 1998 charge consisted of fixed asset impairments. The 1999 and 1997 charges consisted entirely of fixed asset impairments as described below.

     1999: Graphic Packaging recorded $5.9 million of asset impairment charges in 1999 due to decisions to close its Boulder, Colorado and Saratoga Springs, New York plants in 2000. The Boulder, Colorado plant has been replaced by a new manufacturing facility in Golden, Colorado, which will use advanced equipment to improve the production process. The Company expects to close the Boulder plant in the third quarter of 2000. The Saratoga Springs plant operates at higher overhead levels than other plants and uses gravure press technology. Therefore, the decision was made to sell the Saratoga Springs building; move the business to other folding carton plants; and dispose of the gravure technology presses at Saratoga Springs. Boulder writedowns totaled $2.9 million and Saratoga Springs writedowns totaled $3.0 million.

     1998: Graphic Packaging recorded $18.5 million in asset impairment charges in 1998. Deterioration of the performance at certain flexible packaging facilities and increased competitive conditions led management to review the carrying amounts of long-lived assets and goodwill in conjunction with an overall restructuring plan. Specifically, forecasted operating cash flows did not support the carrying amount of certain long-lived assets and goodwill at Graphic Packaging's Franklin, Ohio operation. In addition, management decided to offer for sale the Vancouver, British Columbia operation and close a flexible divisional office in North Carolina. Therefore, the long-lived assets and related goodwill were written down to their estimated market values.

      The Company recorded net asset impairment charges of $0.9 million in its Other businesses during 1998. These charges included a $1.0 million asset impairment charge to write down long-lived assets of Solartec, S.A., a solar electric subsidiary in Argentina. Since acquiring Solartec in November 1996, operating cash flows were below original expectations. As a result, the Company recorded this impairment to reduce the carrying value of its investment in Solartec to its estimated fair market value. In addition, the Company recorded a $0.4 million asset impairment charge related to the consolidation and outsourcing of certain manufacturing activities at Golden Genesis. As a result, certain long-lived assets became impaired and were written down to their estimated market value. Also during 1998, the Company sold certain equipment formerly used in a biodegradable polymer project for approximately $0.5 million. These assets had been previously written off as an asset impairment, so the resulting gain on sale of these assets was netted against the 1998 asset impairment charge.

      1997: During 1997, the Company recorded a $16.6 million asset impairment charge when it adopted a plan to limit future funding for a biodegradable polymer project. This decision reduced expected future cash flows for this activity to a level below the carrying value of the manufacturing and intangible assets of this project.

     Restructuring Charges

     The  Company  recorded restructuring charges  totaling  $1.9 million, $2.0 million and $5.3 million in 1999, 1998 and 1997, respectively. The following table summarizes accruals related to these restructuring charges:

                                 Corn
                  Biodegradable Syrup  Graphic   Graphic
                   Polymer Exit  Exit Packaging Packaging
(In millions)          Plan      Plan Corporate Operations Other Total
                  ------------- ----- --------- ---------- ----- -----
Balance,
 December 31, 1996     $---      $---    $---      $---     $1.8  $1.8

1997 restructuring
 charges                0.9       2.3     2.1       ---      ---   5.3
Cash paid              (0.5)     (1.4)   (0.2)      ---     (1.8) (3.9)
Non-cash expenses       ---       ---    (0.2)      ---      ---  (0.2)
                      -----     -----    ----     -----     ---- -----
Balance,
 December 31, 1997      0.4       0.9     1.7       ---      ---   3.0

1998 restructuring
 charges                ---      (0.8)    ---       2.8      ---   2.0
Cash paid              (0.4)     (0.1)   (1.7)     (1.0)     ---  (3.2)
                      -----     -----    ----     -----     ---- -----
Balance,
 December 31, 1998      ---       ---     ---       1.8      ---   1.8

1999 restructuring
 charges                ---       ---     ---       1.9      ---   1.9
Cash paid               ---       ---     ---      (1.8)     ---  (1.8)
                      -----     -----    ----     -----     ---- -----
Balance,
 December 31, 1999     $---      $---    $---      $1.9     $---  $1.9
                      =====     =====   =====    ======    ===== =====

       1999: Graphic Packaging recorded a $1.9 million restructuring charge pursuant to a plant rationalization plan approved by the Company's Board of Directors in the fourth quarter. The Company has instituted this plan to further its goal of refining its focus on folding carton packaging and to reduce headcount. All of the 1999 charge relates to severance, primarily at the Company's Lawrenceburg, Tennessee manufacturing plant. In total, 14 administrative and 59 plant positions will be eliminated at an estimated cost of $1.9 million. Severance packages have been offered commensurate with employees' positions and tenure with the Company. The Company paid $0.2 million in the fourth quarter of 1999 and expects to make the remaining cash outlays and complete this restructuring plan in 2000. The
Company expects to record additional restructuring charges of approximately $3.4 million, primarily in the first quarter of 2000, when severance packages are communicated to employees at the Saratoga Springs plant.

      1998: During 1998, the Company instituted a restructuring plan related to certain Graphic Packaging operations and recorded $2.8 million in restructuring charges. This plan included the consolidation and realignment of certain administrative functions and the downsizing of its Franklin, Ohio operation. This plan resulted in the elimination of approximately 20 administrative and 65 manufacturing positions with related severance costs of approximately $2.5 million. This plan also included approximately $0.3 million in other exit costs related to the closure of a divisional office in North Carolina. The Company made cash payments of $1.0 million in the fourth quarter of 1998 and $1.6 million during 1999.

     1997: In December 1997, the Company recorded a $2.1 million charge related to the closure of the Graphic Packaging corporate offices in Wayne, Pennsylvania. This closure resulted in severance and outplacement costs of $1.1 million for approximately 22 administrative employees. The Company made cash payments of $1.7 million and $0.2 million related to this plan in 1998 and 1997, respectively.

      The Company eliminated 40 research and administrative positions and recorded approximately $0.9 million in severance and outplacement costs related to the biodegradable polymer project in 1997. The Company made cash outlays of approximately $0.4 million and $0.5 million related to this plan in 1998 and 1997, respectively.

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


Note 6.  Indebtedness

     Long-term debt, in thousands, consisted of the following  as of December 31:
                                                  1999       1998
                                              --------   --------
     One year term loan due August 1, 2000,
       interest at Eurodollar rate            $375,000       $---
     Five year term loan due August 2, 2004,
       interest at Eurodollar rate             325,000        ---
     $400  million  revolving  credit
       facility due August 2, 2004,
       interest at Eurodollar rate             315,500        ---
     7.8% unsecured notes due November 1,
       1999                                        ---     70,000
     8.1% unsecured notes due November 1,
       2001                                        ---     30,000
     7.2%  unsecured notes  due  2000
       through 2006                                ---     45,000
     7.0%  unsecured notes  due  1999
       through 2003                                ---     47,500
     Revolving credit facilities  due
       through 2000                                ---    126,800
                                             ---------   --------
         Total debt                          1,015,500    319,300
     Less current maturities                   400,000     86,300
     Less long-term debt allocated to
       CoorsTek                                    ---     50,000
                                             ---------   --------
         Total long-term debt                 $615,500   $183,000
                                             =========   ========

      On August 2, 1999, the Company entered into a $1.3 billion revolving credit and term loan agreement (the Credit Agreement), which established three term loans and one revolving credit facility (collectively, the Senior Credit Facilities). A 180-day term loan was fully repaid on November 5, 1999, leaving a balance of $1,015.5 million in debt outstanding on December 31, 1999. Proceeds from the Senior Credit Facilities were used to finance the $849.0 million acquisition of the Fort James packaging business and to prepay the Company's outstanding borrowings from the 1998 facilities described above. The Company and its subsidiaries have pledged all material assets as collateral for the Senior Credit Facilities.

      The five-year term loan is due in quarterly installments beginning with the first quarter of 2000. Total installments for 2000 through 2003, respectively, are $25.0 million, $50.0 million, $70.0 million and $80.0 million with $50.0 million due in the first half of 2004 and a final balance of $50.0 million due on August 2, 2004. The one-year term loan is due on August 1, 2000 and any remaining borrowings under the revolving credit facility are due on August 2, 2004. Mandatory prepayments under the Senior Credit Facilities are required from the proceeds of any significant asset sale or from the issuance of any debt or equity securities.

      Amounts borrowed under the Senior Credit Facilities bear interest under various pricing alternatives plus a spread depending on the Company's leverage ratio. The various pricing alternatives include (i) LIBOR, or (ii) the higher of the Federal Funds Rate plus .5% or the prime rate. Based on this formula, the interest rate on the Senior Credit Facilities at December 31, 1999 was 8.98%. In addition, the Company pays a commitment fee that varies based upon the Company's leverage ratio and the unused portion of the revolving credit facility. Debt issuance costs of approximately $30 million are included in other assets on the Consolidated Balance Sheet and are being amortized over the term of the Senior Credit Facilities as a component of interest expense.

      The financial covenants under the Credit Agreement include maximum leverage, minimum interest coverage, minimum net worth and maximum debt to capitalization tests. At December 31, 1999, the Company was in compliance with the financial covenants. Subsequent to year end, the Company amended the Credit Agreement primarily to relax the quarterly financial covenants through March 31, 2001. In addition, the Credit Agreement limits the Company's ability to pay dividends and imposes limitations on the incurrence of additional debt, acquisitions and the sale of assets. In the event of a default under the Credit Agreement, the lenders would have the right to call the Senior Credit Facilities immediately due and refrain from making further advances to the Company. If the Company is unable to pay the accelerated payments, the lenders could elect to proceed against the collateral in order to satisfy the Company's obligations.

      Interest expense of approximately $8 million was allocated to the discontinued operations of the Kalamazoo Mill in 1999, based upon an estimated fair value of $225 million. Interest expense of $16.0 million, $3.6 million and $0.1 million was allocated to the discontinued operations of CoorsTek in 1999, 1998 and 1997, respectively, based upon CoorsTek's $200 million allocation of total consolidated debt at the time of the spin-off for 1999, $50 million of outstanding intercompany debt for 1998, and intercompany interest charges or payments for the usage or generation of cash from operations for 1998 and 1997.

      Subsequent to December 31, 1999, the Company repaid $200.0 million of the one-year term loan facility with the proceeds from the spin off of CoorsTek. In addition, the Company reduced the revolving credit facility by $50 million to $400 million. Proceeds from the sale or other disposition of the Kalamazoo Mill will be applied to current maturities of debt.

      The  Company incurred debt extinguishment costs  in  August
1999 of $3.6 million when existing debt instruments were repaid in connection with the purchase of the Fort James packaging business through the issuance of new credit facilities.


Note 7.  Fair Value of Financial Instruments

       The fair value of cash and cash equivalents, notes receivable and current maturities of long-term debt approximates carrying value because of the short maturity of these instruments. For 1999 and 1998, the fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturity and credit quality. Because the interest rates on the long-term debt as of December 31, 1999 are reset monthly, the carrying value approximates the fair value of long-term debt. The carrying amount and fair value of the Company's long-term debt, in thousands, at December 31 is as follows:

                                                1999        1998
      Carrying value of long-term debt        $615,500   $183,000
      Estimated fair value of long-term debt  $615,500   $187,000

      The Company has entered into interest rate swap agreements to hedge the underlying interest rates on $100.0 million of short-term borrowings at an average fixed interest rate of 5.94%.

     In addition, the Company has entered into contracts to hedge the underlying interest rate on $175.0 million of anticipated long-term borrowings at an average risk-free rate of approximately 5.9%. These contracts expire on May 1, 2000, by which time the Company expects to complete the anticipated borrowings or extend the maturity of the hedging contracts. The Company has accounted for the contracts as hedges of an anticipatory borrowing and, as such, the contracts are not marked to market and any gain or loss upon settlement will be netted with the underlying cost of borrowing. As of December 31, 1999, the unrecognized gain associated with these contracts was approximately $6.0 million based upon a valuation performed by the banks issuing the contracts. The Company is exposed to credit loss in the event of nonperformance by the commercial banks that issued the interest rate contracts. However, the Company does not anticipate nonperformance by these banks.

      The Company utilizes foreign exchange contracts to hedge transactions and firm commitments denominated in foreign currencies. Gains and losses on foreign exchange contracts are deferred and recognized in the basis of the transaction when completed. There were no contracts outstanding as of December 31, 1999 and the unrecognized loss related to foreign currency contracts at December 31, 1998 was $0.2 million.


Note 8.  Operating Leases

      The Company leases a variety of facilities, warehouses, offices, equipment and vehicles under operating lease agreements that expire in various years. Future minimum lease payments, in thousands, required as of December 31, 1999, under noncancelable operating leases with terms exceeding one year, are as follows:

      2000                  $2,424
      2001                   1,960
      2002                   1,102
      2003                     723
      2004 and thereafter      551
                            ------
            Total           $6,760
                            ======

      Operating  lease rentals for warehouse, production,  office facilities  and equipment amounted to $4.3 million in 1999,  $2.6 million in 1998 and $4.2 million in 1997.


Note 9.  Income Taxes

     The   sources  of  income,  in  thousands,  from  continuing
operations before income taxes and extraordinary loss were:

                                      Year Ended December 31,
                                    1999       1998        1997
                                 -------    -------     -------
Domestic                         $30,468    $12,649     ($8,234)
Foreign                            5,095     (2,445)      6,169
                                 -------    -------     -------
Income from continuing
  operations before income
  taxes and extraordinary loss   $35,563    $10,204     ($2,065)
                                 =======    =======     =======


     The total provision for income taxes, in thousands, included the following:

                                  Year Ended December 31,
                                1999       1998        1997
                             -------    -------     -------
Current provision:
  Federal                    $13,940     $2,781        $---
  State                        1,741      2,826       2,723
  Foreign                      4,347      2,671       3,727
                             -------    -------     -------
  Total current tax expense  $20,028     $8,278      $6,450
                             =======    =======     =======
Deferred provision:
  Federal                       $800     $8,568     $10,965
  State                          704       (931)      1,278
  Foreign                     (4,963)    (1,615)       (294)
                             -------    -------     -------
  Total deferred tax
    expense (benefit)         (3,459)     6,022      11,949
                             -------    -------     -------
Total income tax expense     $16,569    $14,300     $18,399
                             =======    =======     =======

      The total provision for income taxes, in thousands, is included in the Consolidated Income Statement as follows:

                                   Year Ended December 31,
                                1999       1998        1997
                             -------    -------     -------
Continuing operations        $14,045     $4,751        $207
Discontinued operations        3,836      9,549      18,192
Extraordinary loss            (1,312)       ---         ---
                             -------    -------     -------
  Total expense              $16,569    $14,300     $18,399
                             =======    =======     =======

     Temporary differences that gave rise to a significant portion of deferred tax assets (liabilities), in thousands, at December 31 were as follows:

                                      1999        1998
Depreciation and other
  property related                ($32,823)   ($27,869)
Amortization of intangibles            (36)      4,732
Pension and employee benefits        9,123       9,201
Tax credits                         15,152       7,133
Capitalized book interest             (894)        283
Inventory                            1,524       1,509
Accruals                            12,928      11,258
Net operating loss and
  contribution carryovers            1,524       3,989
All other                              108        (377)
                                   -------     -------
  Gross deferred tax asset           6,606       9,859
Less valuation allowance               123       4,284
                                   -------     -------
  Net deferred tax asset            $6,483      $5,575
                                   =======     =======

     The valuation allowance for deferred tax assets was decreased by $4.2 million in 1999 and decreased by $1.3 million in 1998. The decrease in the valuation allowance for 1999 resulted primarily from the transfer of deferred tax assets and associated valuation allowances on the sale of a subsidiary. The remaining valuation allowance relates primarily to uncertainty surrounding the ultimate deductibility of the remaining foreign net operating loss carryforward.

      The principal differences between the effective income  tax
rate,  attributable  to  continuing  operations,  and  the   U.S.
statutory federal income tax rate, were as follows:

                                         Year Ended
                                      December 31,
                                    1999     1998     1997
                                   -----    -----   ------
Expected tax rate                  35.0%    35.0%    35.0%
State income taxes (net of
  federal benefit)                  2.9      5.8    (33.1)
Nondeductible expenses and
  losses                            2.0     31.2    (32.5)
Effect of foreign investments      (2.9)    (0.3)   (11.6)
Change in deferred tax asset
  valuation allowance               0.3      5.8    (26.0)
Benefit of Foreign Sales
Corporation                         ---     (4.4)     ---
Research and development and
  other tax credits                 ---    (30.8)    95.5
Other - net                         2.2      4.3    (37.3)
                                   -----   ------   ------
Effective tax rate                 39.5%    46.6%   (10.0%)
                                   =====   ======   ======

      The Internal Revenue Service (IRS) has completed its examination of the Company's federal income tax returns through 1995. The IRS currently is completing its review of the federal income tax returns for 1996 through 1998. In the opinion of management, adequate accruals have been provided for all income tax matters and related interest.

      As a result of certain restructuring, the undistributed earnings of foreign subsidiaries previously considered as being permanently reinvested have been distributed to the U.S. as a dividend. Foreign tax credits are expected to be available to eliminate the resulting U.S. income tax liability on the dividend.

      The Company and CoorsTek have executed a tax sharing agreement that defines the parties' rights and obligations with respect to deficiencies and refunds of Federal, state and other taxes relating to the CoorsTek business for tax years prior to the spin-off and with respect to certain tax attributes of CoorsTek after the spin-off. In general, the Company will be responsible for filing consolidated Federal and combined or consolidated state tax returns and paying the associated taxes for periods through December 31, 1999. CoorsTek will reimburse the Company for the portion of such taxes relating to the CoorsTek business. CoorsTek is responsible for filing returns and paying taxes related to the CoorsTek business for periods after December 31, 1999.

     The tax sharing agreement is designed to preserve the status of the spin-off as a tax-free distribution. CoorsTek has agreed that it will refrain from engaging in certain transactions during the two-year period following the spin-off unless it first provides the Company with a ruling from the IRS or an opinion of tax counsel acceptable to the Company that the transaction will not adversely affect the tax-free nature of the spin-off. In addition, CoorsTek has indemnified the Company against any tax liability or other expense it may incur if the spin-off is determined to be taxable as a result of CoorsTek's breach of any covenant or representation contained in the tax sharing agreement or CoorsTek's action in effecting such transactions. By its terms, the tax sharing agreement will terminate when the statutes of limitations under applicable tax laws expire.


Note 10.  Stock Compensation

     The Company has an equity incentive plan that provides for the granting of nonqualified stock options and incentive stock options to certain key employees. The equity incentive plan also provides for the granting of restricted stock, bonus shares, stock units and offers to officers of the Company to purchase stock. The number of shares made available for award under the plan was equal to 4.8 million shares and is being increased annually by 2% of the Company's outstanding shares on each preceding December 31 beginning with 1997 and ending with 2001. Generally, options outstanding under the Company's equity incentive plan are subject to the following terms: (1) grant price equal to 100% of the fair value of the stock on the date of grant; (2) ratable vesting over either a three-year or four-year service period; and (3) maximum term of ten years from the date of grant. Officers' 1999 options generally provide for vesting upon attainment of certain stock prices, but vest completely after five years.

     In conjunction with the spin-off of CoorsTek at December 31, 1999, the Company cancelled options held by CoorsTek employees and adjusted the remaining options outstanding to reflect the new ratio of exercise price to market price of the Company's stock immediately prior and subsequent to the spin-off. The changes consisted of reducing the exercise price relative to the new market price and increasing the number of shares underlying the outstanding options, so as to restore the option holder to the economic position that existed immediately prior to the spin-off.

     Stock option activity for the three years ended December 31, was as follows (shares in thousands):

                          1999            1998            1997
                     --------------- --------------- ---------------
                            Weighted        Weighted        Weighted
                            Average         Average         Average
                            Exercise        Exercise        Exercise
                     Shares Price    Shares Price    Shares Price
                     ------ -------- ------ -------- ------ --------
Options outstanding
  at January 1        2,672   $17.80  2,616   $16.78  2,788   $15.96
Granted               1,912   $13.43    476   $23.19    404   $20.92
Exercised               ---     ---    (148)  $15.33   (375)  $14.83
Expired or forfeited   (177)  $17.62   (272)  $18.94   (201)  $17.31
                     ------ -------- ------ -------- ------- -------
Options outstanding
  at December 31,
  before CoorsTek
  spin-off            4,407   $15.91  2,672   $17.80   2,616  $16.78
Cancellation of
  CoorsTek employee
  options            (2,036)  $15.63    ---      ---     ---     ---
ACX employee options
  conversion          1,910      ---    ---      ---     ---     ---
                     ------ -------- ------ -------- ------- -------
Options outstanding
  at December 31,
  after CoorsTek
  spin-off            4,281    $8.86    ---      ---     ---    ---
                     ====== ======== ====== ======== ======= ======
Exercisable           2,262    $9.41  1,964   $16.37   1,731 $15.75
                     ====== ======== ====== ======== ======= ======
Available for
  future grant          664           1,529            1,173
                     ======          ======          =======

     The following table summarizes information about stock options outstanding at December 31, 1999 (shares in thousands):

                      Options Outstanding          Options Exercisable
-------------------------------------------------- --------------------
                              Weighted
                               Average    Weighted             Weighted
                              Remaining    Average              Average
Range of           Options   Contractual  Exercise   Options   Exercise
Exercise Prices  Outstanding    Life        Price  Exercisable   Price
---------------- ----------- ----------- --------- ----------- --------
 $5.57 to  $7.56       2,388   6.9 years     $7.36         643    $7.00
 $8.18 to $10.65       1,481   4.6 years    $10.03       1,441   $10.01
$11.05 to $13.74         412   7.9 years    $13.30         178   $13.25
---------------- ----------- ----------- --------- ----------- --------
 $5.57 to $13.74       4,281   6.4 years     $8.86       2,262    $9.41
================ =========== =========== ========= =========== ========

     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its equity incentive plan and employee stock purchase plan. If the Company had elected to recognize compensation cost based on the fair value of the stock options at grant date as allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," compensation expense of $3.5 million, $2.0 million and $1.7 million would have been recorded for 1999, 1998 and 1997, respectively. Net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                            1999     1998     1997
                         -------  -------  -------
Net income in
thousands:
     As reported         $25,259  $21,265  $27,716
     Pro forma           $23,159  $20,065  $26,696
Earnings per share -
  basic:
     As reported           $0.89    $0.75    $0.99
     Pro forma             $0.81    $0.70    $0.95
Earnings per share -
  diluted:
     As reported           $0.88    $0.73    $0.96
     Pro forma             $0.81    $0.69    $0.92

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 30.8% in 1999, 28.1% in 1998 and 23.2% in 1997; (3)
risk-free interest rate ranging from 5.7% to 6.7% in 1999, 4.7% to 5.2% in 1998 and 5.3% to 5.7% in 1997; and (4) expected life of 3 to 6.36 years in 1999 and 1998, and 3 to 6.23 years in 1997. The weighted average per-share fair value of options granted during 1999, 1998 and 1997 was $6.82, $7.42 and $6.47, respectively.


Note 11.  Defined Benefit Plans

      The Company maintains several defined benefit pension plans for the majority of the Company's employees. Benefits are based on years of service and average base compensation levels over a period of years. Plan assets consist primarily of equity and interest-bearing investments. The Company's funding policy is to contribute annually not less than the minimum funding standards required by the internal revenue code nor more than the maximum amount that can be deducted for federal income tax purposes.

      Retirement health care and life insurance benefits are provided to certain employees hired prior to 1999 and eligible dependents. Eligible employees may receive these benefits after reaching age 55 with 10 years of service. Prior to reaching age 65, eligible retirees may receive certain health care benefits identical to those available to active employees. The amount the retiree pays is based on age and service at the time of retirement. These plans are not funded.

     In connection with the acquisition of the Fort James packaging business, the Company assumed an $18.5 million prepaid pension asset and an $11.3 million postretirement benefit liability for the Fort James hourly employees as of August 2, 1999. Approximately $4.2 million of the prepaid pension asset and $2.6 million of the postretirement benefit liability have been allocated to the Kalamazoo Mill.

     After final reconciliations, pension assets of approximately $62 million will be transferred into an ACX Technologies defined benefit pension plan established for the benefit of the former Fort James hourly employees for the service period up to August 2, 1999.

      The following assets (liabilities), in thousands, were recognized for the combined, defined benefit plans at December
31:

                             Pension Benefits [c]    Other Benefits [c]
                                 1999      1998        1999     1998
                             --------  --------    -------- --------
Change in benefit
 obligation
Benefit obligation at
  beginning of year          $156,662  $130,853     $20,131  $19,816
Settlements [a]              (107,540)      ---     (13,897)     ---
Service cost                    3,707     4,668         336      569
Interest cost                   5,466    10,105         693    1,301
Amendments                      2,088       ---         ---     (520)
Actuarial loss (gain)         (15,845)    5,448         ---       (5)
Acquisitions [b]               49,576    10,188       6,603      ---
Change in actuarial
  assumptions                     ---       ---        (977)     ---
Benefits paid                    (729)   (4,600)       (639)  (1,030)
                             --------  --------    -------- --------
Benefit obligation at end
  of year                      93,385   156,662      12,250   20,131
                             --------  --------    -------- --------
Change in plan assets
Fair value of plan assets
  at beginning of year        120,519   112,630         ---      ---
Settlements [a]               (91,029)      ---         ---      ---
Actual return on plan assets    6,767     2,217         ---      ---
Acquisitions [b]               62,945     9,411         ---      ---
Company contributions             ---       543         ---      ---
Benefits paid                    (729)   (4,282)        ---      ---
                             --------  --------    -------- --------
Fair value of plan assets
  at end of year               98,473   120,519         ---      ---
                             --------  --------    -------- --------
Funded status                   5,088   (36,143)    (12,250) (20,131)

Unrecognized actuarial loss
  (gain)                       (2,168)   18,172      (3,045)  (3,914)
Unrecognized prior service
  cost                          3,597     5,834      (2,110)  (3,607)
Unrecognized transition
  (asset) liability              (141)      ---         ---      ---
                             --------  --------    -------- --------
Net prepaid (accrued)
  benefit cost                 $6,376  ($12,137)   ($17,405)($27,652)
                             ========  ========    ======== ========

Weighted average
  assumptions at year end
Discount rate                   7.75%     6.80%       7.75%    6.80%
Expected return on plan
  assets                        9.75%     9.75%        ---      ---
Rate of compensation
  increase                      5.25%     4.30%        ---      ---

[a] Reflects the spin-off of CoorsTek and the allocation of obligations and assets to the Kalamazoo Mill.

[b] Reflects the acquisition of the Fort James packaging business in 1999 and Universal Packaging in 1998.

[c] Includes CoorsTek assets and obligations in 1998.


     It is the Company's policy to amortize unrecognized gains and losses in excess of 10% of the larger of plan assets and the projected benefit obligation (PBO) over the expected service of active employees (12-15 years). However, in cases where the accrued benefit liability exceeds the actual unfunded liability by more than 20% of the PBO, the amortization period is reduced to 5 years.

     For  measurement purposes, a 7.0% and 7.5%  annual  rate  of increase in the per capita cost of covered health care benefits was assumed for 1999 and 1998, respectively. The rate was assumed to decrease by 0.5% per annum to 3.80% and remain at that level thereafter.

     The following, in thousands, excludes the Kalamazoo Mill from 1999 and CoorsTek from 1999, 1998 and 1997:

                       Pension Benefits          Other Benefits
                     1999    1998    1997     1999   1998     1997
                   ------  ------  ------    -----  -----  -------
Components of net
  periodic
  benefit cost
Service cost       $3,707  $2,378  $2,267     $336   $231     $475
Interest cost       5,466   3,666   5,150      693    409      737
Expected return
  on plan assets   (1,805) (1,249) (9,902)     ---    ---      ---
Amortization of
  prior service
  cost                262      20     352     (703)  (704)    (248)
Recognized
  actuarial loss
  (gain)           (4,958) (2,382)  5,623     (385)  (639)  (2,090)
Transition asset      (69)    ---    ---       ---    ---      ---
                   ------  ------  ------    -----  -----  -------
Net periodic
  benefit cost
  (gain)           $2,603  $2,433  $3,490     ($59) ($703) ($1,126)
                   ======  ======  ======    =====  =====  =======

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects, in thousands:

                                         1%         1%
                                       Point      Point
                                     Increase   Decrease
                                     --------   --------
Effect on total of service and
  interest cost components              $135       $113
Effect on postretirement benefit
  obligation                          $1,000       $900


Note 12.   Defined Contribution Plan

      The Company provides a defined contribution, profit sharing plan for the benefit of its employees, the ACX Technologies, Inc. Savings and Investment Plan (the Plan). The Plan and its associated trust are intended to comply with the provisions of the Internal Revenue Code and ERISA, to qualify as a profit sharing plan for all purposes of the Code, and to provide a cash or deferred arrangement that is qualified under Code Section 401(k). Generally, employees expected to complete at least 1,000 hours of service per year are immediately eligible to participate in the Plan upon employment. The Plan generally provided for Company matching of 50% of participant contributions, up to 2.5% of participant annual compensation through December 31, 1999. Company expenses related to the matching provisions of the Plan totaled approximately $2.4 million, $1.7 million and $1.2 million in 1999, 1998 and 1997, respectively. Effective January 1, 2000, Company matching shall be denominated in the Company's common stock. Due to various collective bargaining agreements and certain provisions in the purchase agreement related to the former Fort James packaging business, the Company provided matching in common stock to former Fort James employees during the final five months of 1999 approximating $1.0 million. The Plan also provides for discretionary matching. The Company did not elect to provide discretionary matching under this provision in 1999, 1998 or 1997.


Note 13.  Related Party Transactions

      On December 28, 1992, the Company was spun off from Adolph Coors Company (ACCo) and since that time ACCo has had no ownership interest in the Company. However, certain Coors family trusts have significant interests in both the Company and ACCo. At the time of spin-off from ACCo, the Company entered into agreements with Coors Brewing Company, a subsidiary of ACCo, for the sale of packaging, aluminum, starch products and the resale of brewery byproducts. The initial agreements had a stated term of five years and have resulted in substantial revenues to the Company. The Company continues to sell packaging products to Coors Brewing. Additionally, the Company sold aluminum products and refined corn starch to Coors Brewing until the disposition of these businesses on March 1, 1997 and January 31, 1999, respectively.

      In 1998, the supply agreement between Graphic Packaging and Coors Brewing was renegotiated. The new five-year agreement includes stated quantity commitments and requires annual repricing. In addition, this contract provides for a three-year extension to be negotiated by December 31, 2000.

     Sales of packaging products and refined corn starch to Coors Brewing accounted for approximately 13%, 17% and 27% of the Company's consolidated net sales for 1999, 1998 and 1997, respectively. Included in the 1997 results of discontinued operations are sales of aluminum products to Coors Brewing of $3.2 million. Sales were at terms comparable to those that could have been obtained on an arms-length basis between unaffiliated parties. The loss of Coors Brewing as a customer in the foreseeable future could have a material effect on the Company's results of operations.

      In connection with the spin-off of CoorsTek at December 31, 1999, ACX Technologies and CoorsTek entered into contracts governing certain relationships between them following the spin-off, including a tax-sharing agreement, a transitional services agreement and certain other agreements. CoorsTek and ACX Technologies believe that these agreements are at fair market value and are on terms comparable to those that would have been reached in arm's-length negotiations had the parties been unaffiliated at the time of the negotiations.


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

       In the ordinary course of business, the Company's subsidiaries are subject to various pending claims, lawsuits and contingent liabilities, including claims by current or former employees relating to employment, sexual harassment or termination. In each of these cases, the Company is defending against them. The Company does not believe that disposition of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

      In February 1998, a subsidiary of the Company was sued for breach of a supply agreement to purchase thermal energy for the Johnstown, Colorado corn-wet mill. The Company sold the
Johnstown, Colorado corn-wet mill in January 1999. Trial has been set for October 2000, but the Company does not believe the disposition will have a material adverse effect on the Company's financial position or results of operations.

     Some  of  the  Company's operations have been notified  that they may be potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or similar state laws with respect to the remediation of certain sites where hazardous substances have been released into the environment. The Company cannot predict with certainty the total costs of remediation, its share of the total costs, the extent to which contributions will be available from other parties, the amount of time necessary to complete the remediation or the availability of insurance. However, based on the investigations to date, the Company believes that any liability with respect to these sites would not be material to the financial condition or results of operations of the Company, without consideration for insurance recoveries. There can be no certainty, however, that the Company will not be named as a PRP at additional sites or be subject to other environmental matters in the future or that the costs associated with those additional sites or matters would not be material.

     In addition, the Company has received demands arising out of alleged contamination of various properties currently or formerly owned by the Company. In management's opinion, none of these claims will result in liability that would materially affect the Company's financial position or results of operations.

      In connection with the sale of various businesses, the Company has periodically agreed to guarantee the collectibility of accounts receivable and indemnify purchasers for certain liabilities for a specified period of time. Such liabilities include, but are not limited to, environmental matters and the indemnification periods generally last for 2 to 15 years.
Note 15.  Segment Information

     The Company's reportable segments are based on its method of internal reporting, which is based on product category. Thus, the Company's reportable segments are Packaging and Other. The packaging segment consists of the operations of Graphic Packaging. The Company's Other segment includes a real estate development partnership, a majority interest in a group of solar electric distribution companies prior to their August 3, 1999 sale and, prior to March 1999, several technology-based businesses.

     The accounting policies of the segments are the same as those described in Note 1 and there are generally no intersegment transactions. The Company evaluates the performance of its segments and allocates resources to them based primarily on operating income.

     The table below summarizes information, in thousands, about reportable segments as of and for the years ended December 31.
Discontinued operations include the Kalamazoo Mill in 1999 and CoorsTek in 1999, 1998 and 1997.

                                  Depreciation
                  Net   Operating     And                      Capital
                  Sales    Income Amortization     Assets Expenditures
               -------- --------- ------------ ---------- ------------
1999
Packaging      $786,843   $38,992      $47,834 $1,156,385      $73,707
Other            44,562     2,103          618     19,699        1,568
               --------   -------      ------- ----------      -------
 Segment total  831,405    41,095       48,452  1,176,084       75,275
Corporate           ---   (10,479)         260    225,954           17
Discontinued
 operations,
 net assets         ---       ---       30,283    225,000       16,163
               --------   -------      ------- ----------      -------
 Consolidated
   total        831,405   $30,616      $78,995 $1,627,038      $91,455
               ========   =======      ======= ==========      =======
1998
Packaging      $623,852   $38,232      $35,924   $539,039      $47,498
Other            67,925    (3,047)       1,270     56,905        3,384
               --------   -------      -------  ---------      -------
 Segment total  691,777    35,185       37,194    595,944       50,882
Corporate           ---    (8,941)         336    101,359          690
Discontinued
 operations,
 net assets         ---       ---       19,977    148,719       26,891
               --------   -------      -------  ---------      -------
 Consolidated
   total       $691,777   $26,244      $57,507   $846,022      $78,463
               ========   =======      =======  =========      =======
1997
Packaging      $365,123   $42,655      $20,211   $210,024      $18,022
Other            61,138   (31,186)       3,451     81,443        9,068
               --------   -------      -------  ---------      -------
 Segment total  426,261    11,469       23,662    291,467       27,090
Corporate           ---   (10,177)         337    148,258          311
Discontinued
 operations,
 net assets         ---       ---       18,664    203,155       28,812
               --------   -------      -------   --------      -------
 Consolidated
   total       $426,261    $1,292      $42,663   $642,880      $56,213
               ========   =======      =======  =========      =======

      Corporate assets for 1999 consist primarily of a $200 million note receivable from CoorsTek as a result of the spin-off, and debt issuance costs. In 1998 and 1997, corporate assets include a $60 million note receivable from the sale of Golden Aluminum, deferred taxes and certain properties.


     Certain   financial  information  regarding  the  Company's
domestic and foreign operations is included in the following summary, which excludes discontinued operating segments. Long-lived assets include plant, property and equipment, intangible assets, and certain other non-current assets.

                  Net      Long-Lived
(In thousands)   Sales       Assets
                --------   ----------
1999

United States   $779,527     $964,880
Canada            51,878        3,689
Other                ---        2,694
                --------   ----------
  Total         $831,405     $971,263
                ========   ==========
1998

United States   $626,715     $401,579
Canada            57,079       34,807
Other              7,983        3,065
                --------   ----------
  Total         $691,777     $439,451
                ========   ==========
1997

United States   $357,795     $118,998
Canada            59,730       34,535
Other              8,736        3,732
                --------   ----------
  Total         $426,261     $157,265
                ========   ==========


Note 16.  Quarterly Financial Information (Unaudited)

      The following information summarizes selected quarterly financial information, in thousands except per share data, for each of the two years in the period ended December 31, 1999, which excludes discontinued operations.


1999                          First   Second    Third   Fourth     Year
                           -------- -------- -------- -------- --------
Net sales                  $165,976 $163,595 $236,381 $265,453 $831,405
Cost of goods sold          136,362  132,322  205,970  233,104  707,758
                           -------- -------- -------- -------- --------
Gross profit                 29,614   31,273   30,411   32,349  123,647

Selling, general and
  administrative expenses    18,697   19,480   22,353   24,688   85,218
Asset impairment and
  restructuring charges         ---      ---      ---    7,813    7,813
                           -------- -------- -------- -------- --------
Operating income (loss)      10,917   11,793    8,058     (152)  30,616

Other income (expense):
  Gain from sale of
    businesses                  ---      ---   30,236      ---   30,236
  Interest expense           (1,776)  (1,908)  (8,992) (15,874) (28,550)
  Interest income               553      487    1,072      531    2,643
  Other-net                      93      (77)     350      252      618
                           -------- -------- -------- -------- --------
Income (loss) from
  continuing operations
  before income taxes and
  extraordinary loss          9,787   10,295   30,724  (15,243)  35,563

Income tax expense
  (benefit)                   4,059    3,846   13,239   (7,099)  14,045
                           -------- -------- -------- -------- --------
Income (loss) from
  continuing operations
  before extraordinary
  loss                        5,728    6,449   17,485   (8,144)  21,518

Income (loss) from
  discontinued operations,
  net of tax                  3,990    4,813   (2,004)    (726)   6,073

Extraordinary loss, net of
  tax                           ---      ---   (2,332)     ---   (2,332)
                           -------- -------- -------- -------- --------
Net income (loss)            $9,718  $11,262  $13,149  ($8,870) $25,259
                           ======== ======== ======== ======== ========
Net income (loss) per
  basic share:
  Continuing operations       $0.20    $0.23    $0.61   ($0.28)   $0.76
  Discontinued operations      0.14     0.17    (0.07)   (0.03)    0.21
  Extraordinary loss            ---      ---    (0.08)     ---    (0.08)
                           -------- -------- -------- -------- --------
Net income (loss) per
  basic share                 $0.34    $0.40    $0.46   ($0.31)   $0.89
                           ======== ======== ======== ======== ========
Net income (loss) per
  diluted share:
  Continuing operations       $0.20    $0.22    $0.61   ($0.28)   $0.75
  Discontinued operations      0.14     0.17    (0.07)   (0.03)    0.21
  Extraordinary loss            ---      ---    (0.08)      ---   (0.08)
                           -------- -------- -------- -------- --------
Net income (loss) per
  diluted share               $0.34    $0.39    $0.46   ($0.31)   $0.88
                           ======== ======== ======== ======== ========

1998                          First   Second    Third   Fourth     Year
                           -------- -------- -------- -------- --------
Net sales                  $155,788 $177,904 $177,996 $180,089 $691,777
Cost of goods sold          126,947  144,200  150,597  145,789  567,533
                           -------- -------- -------- -------- --------
Gross profit                 28,841   33,704   27,399   34,300  124,244

Selling, general and
  administrative expenses    19,857   19,394   18,345   19,013   76,609
Asset impairment and
  restructuring charges       1,001      ---   19,900      490   21,391
                           -------- -------- -------- -------- --------
Operating income (loss)       7,983   14,310  (10,846)  14,797   26,244

Other income (expense):
  Interest expense           (4,555)  (5,730)  (5,917)  (5,776) (21,978)
  Interest income             1,236    1,456    1,457    1,213    5,362
  Other-net                    (147)     207      508        8      576
                           -------- -------- -------- -------- --------
Income (loss) from
  continuing operations
  before income taxes and
  extraordinary loss          4,517   10,243  (14,798)  10,242   10,204

Income tax expense
  (benefit)                   1,514    4,127   (5,291)   4,401    4,751
                           -------- -------- -------- -------- --------
Income (loss) from
  continuing operations
  before extraordinary
  loss                        3,003    6,116   (9,507)   5,841    5,453

Income (loss)from
  discontinued operations,
  net of tax                  2,436    6,439    2,001    4,936   15,812
                           -------- -------- -------- -------- --------
Net income (loss)            $5,439  $12,555  ($7,506) $10,777  $21,265
                           ======== ======== ======== ======== ========
Net income (loss) per basic
  share:
  Continuing operations       $0.10    $0.21   ($0.33)   $0.21    $0.19
  Discontinued operations      0.09     0.23     0.07     0.17     0.56
  Extraordinary loss            ---      ---      ---      ---      ---
                           -------- -------- -------- -------- --------
Net income (loss) per basic
  share                       $0.19    $0.44   ($0.26)   $0.38    $0.75
                           ======== ======== ======== ======== ========
Net income (loss) per
  diluted share:
  Continuing operations       $0.10    $0.21   ($0.33)   $0.21    $0.19
  Discontinued operations      0.08     0.22     0.07     0.17     0.54
  Extraordinary loss            ---      ---      ---      ---      ---
                           -------- -------- -------- -------- --------
Net income (loss) per
  diluted share               $0.18    $0.43  ($0.26)    $0.38    $0.73
                           ======== ======== ======== ======== ========

      See Note 5 for detail on asset impairment and restructuring charges in 1999 and 1998.


                           SCHEDULE II

                     ACX TECHNOLOGIES, INC.
                VALUATION AND QUALIFYING ACCOUNTS
                         (In thousands)

 Allowance for doubtful receivables
(deducted from accounts receivable)

               Balance    Additions
                    at   charged to                         Balance
             Beginning    costs and    Other   Deductions    at end
               of Year     expenses     (1)        (2)      of year
             ---------   ----------   ------   ----------   -------
Year Ended
December 31,
   1997         $1,753         $351     $---       ($996)    $1,108
   1998         $1,108       $1,111   $1,232     ($1,311)    $2,140
   1999         $2,140         $503   $1,143     ($1,633)    $2,153


(1) The effect of translating foreign subsidiaries' financial statements into U.S. dollars, the 1998 acquisition of Universal Packaging and the 1999 acquisition of the Fort
     James packaging business.
(2)  Write off of uncollectible accounts.


ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

      Within the last two years there have been no changes in the Company's independent accountants or disagreements on accounting and financial statement disclosure matters.


                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information regarding the Registrant's Directors is incorporated by reference to the Proxy Statement in connection with the 2000 Annual Meeting of Shareholders.

The following executive officers of the Company serve at the pleasure of the Board:

     Jed J. Burnham, 55, Executive Vice President--Finance of the Company since January 2000; Chief Financial Officer of the
Company  from  March  1995 to December  1999;  Treasurer  of  the
Company from August 1992 to December 1999; Chief Credit Officer for non-metro Denver banks at Norwest Bank from 1990 to 1992.

      Gail A. Constancio, 39, Chief Financial Officer of the Company since January 2000; Chief Financial Officer of Graphic Packaging since November 1997; Controller and Principal Accounting Officer of the Company from May 1994 to November 1997.

      Jeffrey H. Coors, 55, President of the Company since its formation in August 1992. President of Graphic Packaging since June 1997 and Chairman of Graphic Packaging since 1985; Executive Vice President of ACCo from 1991 to 1992; President of Coors Technology Companies from 1989 to 1992; President of ACCo from 1985 to 1989.

      David W. Scheible, 43, Chief Operating Officer of the Company since January 2000 and of Graphic Packaging since June 1999. Vice President and General Manager of the Specialty Tape Division from 1995 to 1999, and Vice President and General Manager of the Automotive Division from 1993 to 1995, of Avery Dennison Corporation.

      Jill B. W. Sisson, 52, General Counsel and Secretary of the
Company since September 1992; Of Counsel to the Denver law firm of Bearman Talesnick & Clowdus Professional Corporation from 1984 to 1992.


ITEM 11.  EXECUTIVE COMPENSATION

      This  information is incorporated by reference to the Proxy
Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

      This  information is incorporated by reference to the Proxy
Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      This  information is incorporated by reference to the Proxy
Statement.


                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)

Exhibit
Number              Document Description

  2.1 Recommended Cash Offers by Baring Brothers International Limited on behalf of ACX (UK) Limited, a wholly-owned subsidiary of ACX Technologies, Inc. for Britton Group plc. (Incorporated by reference to Form 8-K filed on January 29, 1998)
  2.2 Asset Purchase Agreement between ACX Technologies and Fort James Corporation. (Incorporated by reference to Form 8-K filed August 17, 1999)
  2.3 Asset Purchase Agreement between Golden Aluminum Company and Alcoa Inc, dated November 5, 1999.
  2.4     Distribution Agreement between ACX Technologies, Inc.
          and CoorsTek, Inc.
  3.1 Articles of Incorporation of Registrant. (Incorporated by reference to Form 10 filed on October 6, 1992, file No. 0-20704)
  3.1A Articles of Amendment to Articles of Incorporation of Registrant. (Incorporated by reference to Form 8 filed on December 3, 1992, file No. 0-20704)
  3.2     Bylaws of Registrant, as amended and restated March 2,
          2000.
  4 Form of Stock Certificate of Common Stock. (Incorporated by reference to Form 10-K filed March 7, 1996, file
          No. 0-20704)
 10.0 Credit Agreement among ACX Technologies, Inc., Bank of America, as agent, and other financial institutions party thereto. (Incorporated by reference to Form 8-K filed on August 17, 1999)
 10.1 Supply Agreement between Graphic Packaging Corporation and Coors Brewing Company, dated January 1, 1997. (Incorporated by reference to Form 10-K filed on
          March 24, 1997)  (Confidential treatment has been
          granted for portions of the Exhibit)
 10.2 Credit Agreement among ACX Technologies, Inc., Wachovia Bank, N.A., as agent, and other financial institutions party thereto. (Incorporated by reference to Form 8-K filed on December 23, 1998.)
 10.3 Asset Purchase Agreement between ACX Technologies and Sonoco Products Company. (Incorporated by reference to Form 8-K filed on September 17, 1999.)
 10.4     Tax Sharing Agreement between ACX Technologies, Inc.
          and CoorsTek, Inc.
 10.5 Environmental Responsibility Agreement between ACX Technologies, Inc. and CoorsTek, Inc.
 10.6 Master Transition Materials and Services Agreement between ACX Technologies, Inc. and CoorsTek, Inc.
 10.7* Description of Officers' Life Insurance Program. (Incorporated by reference to Form 10-K filed on
          March 24, 1997.)
 10.8* Form of Officers' Salary Continuation Agreement, as amended. (Incorporated by reference to Form 10-K filed on March 20, 1995, file No. 0-20704)
 10.9*    ACX Technologies, Inc. Equity Incentive Plan, as
          amended.  (Incorporated by reference to Form 10-K
          filed on March 7, 1996, file No. 0-20704)
 10.10* ACX Technologies, Inc. Equity Compensation Plan for Non-Employee Directors, as amended. (Incorporated by reference to the Proxy Statement filed in
          connection with the May 17, 1994, Annual Meeting
          of Shareholders)
 10.11*   ACX Technologies, Inc. Phantom Equity Plan.
          (Incorporated by reference to Form 8 filed on
          November 19, 1992, file No. 0-20704)
 10.15* ACX Technologies, Inc. Deferred Compensation Plan, as amended. (Incorporated by reference to Form 10-K filed on March 7, 1996, file No. 0-20704)
 10.16* ACX Technologies, Inc. Executive Incentive Plan. (Incorporated by reference to Form 10-K filed on
          March 7, 1996, file No. 0-20704)
   21     Subsidiaries of Registrant
   23     Consent of PricewaterhouseCoopers LLP
   27     Financial Data Schedule


   *      Management  contracts  or  compensatory   plans,
          contracts or arrangements required to be filed as an Exhibit pursuant to Item 14(c).

      The Registrant will furnish to a requesting security holder any Exhibit requested upon payment of the Registrant's reasonable copying charges and expenses in furnishing the Exhibit.


(b)  Reports on Form 8-K.

       On October 18, 1999, the Company filed a Current Report on
Form 8-K including the required pro forma financial information of the Fort James packaging business acquired August 2, 1999.




                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ACX TECHNOLOGIES, INC.


Date:  March 27, 2000                   By /s/ Jeffrey H. Coors
                                        --------------------------
                                        Jeffrey H. Coors
                                        President and Chief
                                        Executive Officer

Date:  March 27, 2000                   By /s/ Gail A. Constancio
                                        --------------------------
                                        Gail A. Constancio
                                        Chief Financial Officer

Date:  March  27, 2000                  By /s/ John S. Norman
                                        --------------------------
                                        John S. Norman
                                        Corporate Controller

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:  March 27, 2000                   By /s/ William K. Coors
                                        --------------------------
                                        William K. Coors
                                        Chairman of the Board of
                                        Directors and Director

Date:  March 27, 2000                   By /s/ John D. Beckett
                                        --------------------------
                                        John D. Beckett
                                        Director

Date:  March 27, 2000                   By /s/ Jeffrey H. Coors
                                        --------------------------
                                        Jeffrey H. Coors
                                        President, Chief Executive
                                        Officer and Director

Date:  March 27, 2000                   By /s/ John H. Mullin, III
                                        --------------------------
                                        John H. Mullin, III
                                        Director

Date:                                   By
                                        --------------------------
                                        James K. Peterson
                                        Director

Date:  March 27, 2000                   By /s/ John Hoyt Stookey
                                        --------------------------
                                        John Hoyt Stookey
                                        Director