Form 10-Q
period 2000-03-31
GRAPHIC PACKAGING INTERNATIONAL CORP
filed 2000-05-15
CIK 892793

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended March 31, 2000

                               OR

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to            .

Commission file number:  0-20704

           GRAPHIC PACKAGING INTERNATIONAL CORPORATION
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

                     ACX TECHNOLOGIES, INC.
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes [X]                    No [  ]

There were 28,885,864 shares of common stock outstanding as of May 1, 2000.


                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


      GRAPHIC PACKAGING INTERNATIONAL CORPORATION
             CONSOLIDATED INCOME STATEMENT
         (In thousands, except per share data)

                                          Three Months
                                         Ended March 31,
                                        2000        1999
                                      --------    --------
Net sales                             $263,449    $165,976

  Cost of goods sold                   232,065     135,741
                                      --------    --------
Gross profit                            31,384      30,235

  Selling, general and
    administrative expense              15,677      16,066
  Goodwill amortization                  4,298       2,001
  Restructuring charge                   3,420         ---
                                      --------    --------
Operating income                         7,989      12,168

Gain on sale of assets                   5,407         ---
Interest expense - net                 (14,950)     (4,508)
Other income - net                         ---          93
                                      --------    --------
Income (loss) from continuing
  operations before income taxes        (1,554)      7,753

Income tax (expense) benefit               621      (3,245)
                                      --------    --------
Income (loss) from continuing
  operations                              (933)      4,508

Discontinued operations, net of tax
  Income from discontinued operations
    of CoorsTek                            ---       5,210
  Loss from discontinued operations
    of Kalamazoo Board Mill             (2,523)        ---
                                      --------    --------
Net income (loss)                      ($3,456)     $9,718
                                      ========    ========
Income (loss) per basic share:
    Continuing operations               ($0.03)      $0.16
    Discontinued operations              (0.09)       0.18
                                      --------    --------
    Net income (loss)                   ($0.12)      $0.34
                                      ========    ========
Income (loss) per diluted share:
    Continuing operations               ($0.03)      $0.16
    Discontinued operations              (0.09)       0.18
                                      --------    --------
    Net income (loss)                   ($0.12)      $0.34
                                      ========    ========
Weighted average shares
  outstanding - basic                   28,664      28,427
                                      ========    ========
Weighted average shares
  outstanding - diluted                 29,022      28,721
                                      ========    ========

See Notes to Consolidated Financial Statements.



           GRAPHIC PACKAGING INTERNATIONAL CORPORATION
                    CONSOLIDATED BALANCE SHEET
                (In thousands, except share data)

                                        March 31,    December 31,
                                          2000           1999
                                       ----------    ------------
ASSETS
Current assets:
Cash and cash equivalents                 $4,089        $15,869
Accounts receivable, net                  81,519         68,762
Note receivable                              ---        200,000
Inventories:
   Finished                               64,536         55,451
   In process                             17,793         20,466
   Raw materials                          35,559         43,472
                                       ---------      ---------
Total inventories                        117,888        119,389
Other assets                              27,406         25,444
Net current assets of
  discontinued operations                  5,186          4,501
                                       ---------      ---------
    Total current assets                 236,088        433,965

Properties at cost, less
  accumulated depreciation
  of $155,702 in 2000 and
  $144,656 in 1999                       422,886        427,489
Goodwill, net                            484,218        490,558
Other assets                              45,837         54,527
Net noncurrent assets of
  discontinued operations                219,423        220,499
                                      ----------     ----------
Total assets                          $1,408,452     $1,627,038
                                      ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current maturities of long-term debt    $199,250       $400,000
Other current liabilities                103,706        141,191
                                      ----------     ----------
   Total current liabilities             302,956        541,191

Long-term debt                           628,800        615,500
Other long-term liabilities               55,797         47,037
                                      ----------     ----------
   Total liabilities                     987,553      1,203,728

Shareholders' equity
Preferred stock, nonvoting, $0.01
  par value, 20,000,000 shares
  authorized and no shares issued
  or outstanding                             ---            ---
Common stock, $0.01 par value
  100,000,000 shares authorized
  and 28,808,399 and 28,576,771
  issued and outstanding at
  March 31, 2000, and December 31,
  1999, respectively                         288           286
Paid-in capital                          423,930       422,885
Retained earnings                         (3,456)          ---
Accumulated other comprehensive
  income                                     137           139
                                      ----------    ----------
  Total shareholders' equity             420,899       423,310
                                      ----------    ----------
Total liabilities and shareholders'
  equity                              $1,408,452    $1,627,038
                                      ==========    ==========

See Notes to Consolidated Financial Statements.



         GRAPHIC PACKAGING INTERNATIONAL CORPORATION
            CONSOLIDATED STATEMENT OF CASH FLOWS
                      (In thousands)

                                       Three Months Ended
                                             March 31,
                                         2000        1999
                                       --------   --------
Cash flows from operating
  activities:
  Net income (loss)                     ($3,456)    $9,718
  Adjustments to reconcile net
    income (loss)  to
    net cash provided by operating
    activities:
    Restructuring charge                  3,420        ---
    Gain on sale of assets               (5,407)       ---
    Depreciation and amortization        21,437     14,452
    Change in current assets and
      current liabilities and other     (34,365)    (9,643)
                                       --------   --------
Net cash provided by (used in)
  operating activities                  (18,371)    14,527
                                       --------   --------
Cash flows from investing
  activities:
    Collection of note receivable       200,000        ---
    Capital expenditures                 (8,968)   (19,285)
    Acquisitions, net of cash
      acquired                              ---    (48,854)
    Sale of assets                        5,596        ---
                                       --------   --------
Net cash provided by (used in)
  investing activities                  196,628    (68,139)
                                       --------   --------
Cash flows provided by (used in)
  financing activities                 (190,037)    60,163
                                       --------   --------
Cash and cash equivalents:
  Net increase (decrease) in cash
    and cash equivalents                (11,780)     6,551
  Balance at beginning of period         15,869     26,196
                                       --------   --------
  Balance at end of period               $4,089    $32,747
                                       ========   ========

Cash flows from discontinued operations have not been excluded from the Consolidated Statement of Cash Flows.

See Notes to Consolidated Financial Statements



  GRAPHIC PACKAGING INTERNATIONAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Nature of Operations: Graphic Packaging International Corporation (formerly ACX Technologies, Inc.) is a manufacturer of packaging products used by consumer product companies as primary packaging for their end-use products. The Company's strategy is to maximize its competitive position and growth opportunities in its core business, folding cartons. Toward this end, over the past several years the Company has acquired two significant folding carton businesses and has disposed of several noncore businesses and under-performing assets.

     Amounts included in the notes to the consolidated financial statements pertain to continuing operations only, except where otherwise noted.


Note 1.  Discontinued Operations

     The historical operating results of the following business segments have been segregated as discontinued operations on the accompanying Consolidated Income Statement for the quarterly periods ended March 31, 2000 and 1999. Net assets from these discontinued operations are similarly segregated on the face of the accompanying Consolidated Balance Sheet for the applicable periods. Discontinued operations have not been segregated on the Consolidated Statement of Cash Flows.

     CoorsTek Spin-off

     On December 31, 1999, the Company distributed 100% of CoorsTek's shares of common stock to the ACX Technologies' shareholders in a tax-free transaction. Shareholders received one share of CoorsTek stock for every four shares of ACX Technologies stock held. CoorsTek issued a promissory note to ACX Technologies on December 31, 1999 totaling $200 million in satisfaction of outstanding intercompany obligations at the time of the spin-off and as a one-time, special dividend. The note was paid in full on January 4, 2000. No gain or loss was recognized by ACX Technologies as a result of the spin-off transaction.

     Kalamazoo Mill

     The Company purchased the Kalamazoo Mill on August 2, 1999 as part of the acquisition of the Fort James packaging business. The Kalamazoo Mill produces coated recycled paperboard. In December 1999, the Board of Directors approved a plan to offer the Kalamazoo Mill for sale. The Company is pursuing the sale of the Kalamazoo Mill, as well as evaluating other strategic alternatives. An estimated fair value of $225 million has been ascribed to the net assets of the Kalamazoo Mill, which includes approximately $106 million of preliminary goodwill allocated from the continuing operations of the Fort James packaging business acquisition. The amount of preliminary goodwill allocated to the Kalamazoo Mill is subject to change upon sale or other disposition. As a result, no gain or loss will be recorded upon the sale. The Company allocated approximately $5 million of interest expense to the Kalamazoo Mill for the quarterly period ended March 31, 2000, based upon the estimated fair value of $225 million. The Company plans to finalize the sale or other disposition of the Kalamazoo Mill in the second or third quarter of 2000.

     Financial data for the Kalamazoo Mill and CoorsTek for the quarterly periods ended March 31, in thousands, except for per share information, are summarized as follows:

                             March 31, 2000    March 31, 1999
                             Kalamazoo Mill       CoorsTek
                             --------------    --------------

Net sales                           $12,871           $76,579
                             ==============    ==============
Income (loss) from
  operations before
  income taxes                      ($4,205)           $8,565
Income tax (expense) benefit          1,682            (3,355)
                             --------------    --------------
Net income (loss)                   ($2,523)           $5,210
                             ==============    ==============
Per basic share of common
  stock                              ($0.09)            $0.18
                             ==============    ==============
Per diluted share of common
  stock                              ($0.09)            $0.18
                             ==============    ==============

Current assets                      $19,286          $127,945
Current liabilities                 (14,100)          (39,840)
                             --------------    --------------
Net current assets                   $5,186           $88,105
                             ==============    ==============

Noncurrent assets                  $220,784          $193,841
Noncurrent liabilities               (1,361)          (79,770)
                             --------------    --------------
Net noncurrent assets              $219,423          $114,071
                             ==============    ==============

     Significant estimates have been made by management with respect to the estimated fair value of the Kalamazoo Mill and the resultant goodwill and interest allocations. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term.


Note 2.  Restructuring Charges

     The Company recorded an additional restructuring charge of $3.4 million in the first quarter of 2000 as a result of the communication of severance packages to employees at the Saratoga Springs, New York plant. The Saratoga Springs plant is being closed pursuant to a plant rationalization plan approved by the Company's Board of Directors in the fourth quarter of 1999. The Company plans to complete the closure of the plant and the transition of the plant's business to other Company facilities by the end of the third quarter of 2000.

     A restructuring charge of $1.9 million was recorded in the fourth quarter of 1999 primarily related to severance at the Lawrenceburg, Tennessee plant. The Company plans to complete its 1999 restructuring plan, including the closure of the Boulder, Colorado plant and the reduction in force at the Lawrenceburg, Tennessee plant, by the end of the third quarter of 2000.

     The  following  summarizes  the activity  related  to  these restructuring charges for the three months ended March  31,  2000
(in thousands):

Restructuring Reserve Balance
   at December 31, 1999                      $1,900

First quarter restructuring charge            3,420

Cash paid                                      (500)
                                             ------
Restructuring Reserve Balance
   at March 31, 2000                         $4,820
                                             ======

     In connection with the acquisition of the Fort James packaging business, the Company is continuing to evaluate rationalization opportunities within the folding carton convert-ing operations to reduce overall operating costs while maintain-ing capacity. This includes evaluation of the capacity of the Company's web press facilities and evaluation of the opportu-nity to transfer business among the various web press facilities. In connection with this evaluation, on May 12, 2000, the Company announced the closure of the Perrysburg, Ohio plant. The Company expects additional cash costs of approximately $2 million may be incurred in connection with the Perrysburg plant rationalization, related primarily to severance and other plant shutdown costs. The Company plans to finalize its rationalization plan by June 30, 2000. Costs related to shutting down the Perrysburg facility, which was part of the acquisition of the Fort James packaging business, will be accounted for as a cost of the acquisition, with a resultant adjustment to goodwill.


Note 3.   Gain on Sale of Assets

     The Company sold patents and various long-lived assets of its former developmental businesses during the first quarter of 2000 for consideration of approximately $6.2 million. A pre-tax gain of $5.4 million was recognized related to these asset sales.


Note 4.  Segment Information

     The Company's reportable segments are based on its method of internal reporting, which is based on product category. The Company has one reportable segment in 2000 - Packaging. The Company's 1999 reportable segments, after consideration for discontinued operations, include an "Other" segment and are presented for comparative purposes. The Other segment includes a real estate development partnership, a majority interest in a group of solar electric distribution companies prior to their sale in August 1999, and several technology-based businesses prior to March 1999.

     The table below summarizes information, in thousands, about reportable segments as of and for the quarterly periods ended
March 31.  Discontinued operations include the Kalamazoo Mill  in
2000 and CoorsTek in 1999.

                                  Depreciation
                    Net Operating     and                      Capital
                  Sales    Income Amortization     Assets Expenditures
               -------- --------- ------------ ---------- ------------
2000
Packaging      $263,449    $7,989      $17,014 $1,183,843       $8,614
Discontinued
 operations,
 net assets         ---       ---        4,423    224,609          354
               -------- --------- ------------ ---------- ------------
Consolidated
 total         $263,449    $7,989      $21,437 $1,408,452       $8,968
               ======== ========= ============ ========== ============

1999
Packaging      $150,725   $14,090       $8,566   $564,350      $17,271
Other            15,251       425          430     54,148          466
               -------- --------- ------------ ---------- ------------
 Segment total  165,976    14,515        8,996    618,498       17,737
Corporate           ---    (2,347)          68    102,970          ---
Discontinued
  operations,
  net assets        ---       ---        5,388    202,176        1,548
               -------- --------- ------------ ---------- ------------
Consolidated
  total        $165,976   $12,168      $14,452   $923,644      $19,285
               ======== ========= ============ ========== ============


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

General Business Overview

      Graphic Packaging International Corporation (formerly ACX Technologies, Inc.) is a manufacturer of packaging products used by consumer product companies as primary packaging for their end-use products. Over the past several years, and culminating with the spin-off of CoorsTek on December 31, 1999, the Company has moved from a diversified group of subsidiaries - each operating in different markets - to a Company focused on the folding carton segment of the packaging industry. By strategically disposing of noncore businesses and under-performing assets; acquiring two major businesses in the folding carton industry; and executing rationalization plans, the Company has developed into one of the largest folding carton companies in North America.

      On August 2, 1999, the Company purchased the Fort James packaging business, which included 12 folding carton converting operations located throughout North America and a recycled paperboard mill located in Kalamazoo, Michigan (the Kalamazoo
Mill) for approximately $849 million. The Kalamazoo Mill is currently being offered for sale.

     On September 2, 1999, the Company sold its flexible packaging plants for approximately $105 million in cash. On August 3, 1999 the Company sold its interest in a solar energy distribution business (Golden Genesis Company) for approximately $21 million in cash, plus $10 million in repayment of intercom-pany debt.

Segment Information

     The  Company's continuing operations include one  reportable business segment in 2000 - Packaging. Discontinued operations include the Kalamazoo Mill and CoorsTek, operating in the paperboard milling and ceramics industries, respectively. The Company's operations in 1999 included an "Other" segment, consisting of a real estate development partnership, a majority interest in a group of solar electric distribution companies prior to their sale in August 1999, and several technology-based businesses prior to March 1999.

Results from Continuing Operations

     Consolidated net sales for the three months ended March 31, 2000 were $263.4 million, an increase of $97.5 million, or 59%, compared to the same period in 1999. This increase is attributable to the acquisition of the Fort James packaging business on August 2, 1999, partially offset by the sale of the Company's flexible packaging plants in the third quarter of 1999, and the sale of the Company's Other segment businesses throughout 1999. The flexible plants and Other segment businesses had net sales of $30.2 million and $15.3 million, respectively, during the three months ended March 31, 1999. Industrywide pricing pressures also have affected and continue to affect the Company's sales and operating results.

     Consolidated gross profit, as a percentage of net sales, was 12% for the three months ended March 31, 2000, compared to 18% for the same period in 1999. The decrease in gross profit percentage was due primarily to a change in the sales mix resulting  from  the  August 1999 acquisition  of  the Fort James packaging business. The first quarter of 2000 included more high volume/lower margin business than the first quarter of 1999. The Company is also maintaining additional capacity and incurring additional costs in 2000 related to the new converting facility in Golden, Colorado. The process of transitioning converting lines from the Saratoga Springs plant to other plants - which has resulted in some necessary inefficiencies to meet customer needs during the first quarter of 2000 - has also impacted the gross profit percentage. As discussed below, the Saratoga Springs plant is slated to close by the end of the third quarter.

     Selling, general and administrative expenses have declined as a percentage of net sales in the quarter ended March 31, 2000 to 6%, as compared to 10% of net sales in the same period in 1999. The Company attributes this decline to the consolidation of holding company and other administrative functions and synergies achieved in connection with the Fort James acquisition.

     Consolidated operating income declined $4.2 million or 34% in the three months ended March 31, 2000, as compared to the same period in 1999. The decline is due to increased amortization of goodwill from the Fort James purchase and the $3.4 million restructuring charge recorded in 2000, partially offset by the decline in selling, general and administrative expenses.

     Net interest expense increased by $10.4 million in the first quarter of 2000, as compared to the first quarter of 1999. The increased interest expense is due to the borrowings used to purchase the Fort James packaging business. As discussed below, the Company continues to reduce debt through asset sales and operations and plans to significantly reduce the balance in the second or third quarter upon disposition of the Kalamazoo Mill.

     The consolidated effective tax rate for the first quarter of
2000 was approximately 40%.  The Company expects to maintain  its
effective   tax  rate  for  future  years  to  approximate   this
percentage.

Restructuring Charges

     During January 2000 the Company announced the closure of its Saratoga Springs, New York plant. In connection with this announcement, the Company recorded a restructuring charge, principally related to severance packages for plant employees, of $3.4 million in the first quarter of 2000. The Company plans to complete the closure of the plant and the transition of the plant's business to other Company facilities by the end of the third quarter of 2000.

     During the first quarter of 2000, the December 31, 1999 restructuring reserve was reduced by approximately $0.5 million through the payment of severance to employees. The Company plans to complete its 1999 restructuring plan, including the closure of the Boulder, Colorado plant and the reduction in force at the Lawrenceburg, Tennessee plant, by the end of the third quarter of 2000.

     In connection with the acquisition of the Fort James packaging business, the Company is continuing to evaluate rationalization opportunities within the folding carton convert-ing operations to reduce overall operating costs while maintain-ing capacity. This includes evaluation of the capacity of the Company's web press facilities and evaluation of the opportu-nity to transfer business among the various web press facilities. In connection with this evaluation, on May 12, 2000, the Company announced the closure of the Perrysburg, Ohio plant. The Company expects additional cash costs of approximately $2 million may be incurred in connection with the Perrysburg plant rationalization, related primarily to severance and other plant shutdown costs. The Company plans to finalize its rationalization plan by June 30, 2000. Costs related to shutting down the Perrysburg facility, which was part of the acquisition of the Fort James packaging business, will be accounted for as a cost of the acquisition, with a resultant adjustment to goodwill.

Gain on Sale of Assets

     The Company sold patents and various long-lived assets of its former developmental businesses during the first quarter of 2000 for consideration of approximately $6.2 million. A pre-tax gain of $5.4 million was recognized related to these asset sales.

Discontinued Operations

     Discontinued operations consists of two businesses: the Kalamazoo Mill in 2000 and CoorsTek in 1999.

     The Kalamazoo Mill was acquired on August 2, 1999 as a part of the Fort James packaging acquisition. The Kalamazoo Mill is a producer of high quality coated recycled paperboard and is believed to be the largest scale, lowest cost and most efficient recycled paperboard facility in North America. In December 1999, the Board of Directors adopted a plan to offer the Kalamazoo Mill for sale. The Company is pursuing the disposition of the Kalamazoo Mill, as well as evaluating other strategic alterna-tives. The Mill's operating results for the first quarter of 2000 include the allocation of approximately $5 million of interest expense. The Mill's operating results for the first quarter of 2000 have been negatively impacted due to an increase in waste paper costs without corresponding selling price increases. Effective April 1, 2000, the Mill announced a sales price increase of $50 per ton for recycled paperboard.

     CoorsTek develops, manufactures and sells advanced technical products across a wide range of product lines for a variety of applications. It has been in business since 1911 and is the largest U.S. owned independent manufacturer of advanced technical ceramics.

Liquidity and Capital Resources

      The Company's liquidity is generated from both internal and external sources and is used to fund short-term working capital needs, capital expenditures and acquisitions.

      On August 2, 1999, the Company entered into a $1.3 billion revolving credit and term loan agreement (the Credit Agreement) with a group of lenders, with Bank of America, N.A. as agent. During the first quarter of 2000, the Company reduced the amount available under the Credit Agreement by $50 million. The Credit Agreement is comprised of four senior credit facilities including a $125 million 180-day term facility, a $400 million one-year facility, a $325 million five-year term loan facility and a $400 million five-year revolving credit facility (collectively, the Senior Credit Facilities). Proceeds from the Senior Credit Facilities were used to finance the August 2, 1999 $849 million acquisition of the Fort James packaging business and to prepay the Company's other outstanding borrowings.

      During the first quarter of 2000, the Company utilized $200 million of proceeds from the CoorsTek spin-off to reduce outstanding debt. As of March 31, 2000, the Company's borrowings under the Senior Credit Facilities totaled approximately $828 million and bore interest at a blended rate of approximately 9.5%, including amortization of debt issuance costs.

      Amounts borrowed under the Senior Credit Facilities bear interest under various pricing alternatives plus a spread depending on the Company's leverage ratio. The various pricing alternatives include (i) LIBOR, or (ii) the higher of the Federal Funds Rate plus 0.5% or the prime rate. In addition, the Company pays a commitment fee that varies based upon the Company's leverage ratio and the unused portion of the revolving credit facility. Mandatory prepayments under the Senior Credit Facilities are required from the proceeds of any significant asset sale or from the issuance of any debt or equity securities. In addition, the five-year term loan is due in quarterly installments beginning with the first quarter of 2000. Total installments for 2000 through 2004, respectively, are $25 million, $50 million, $70 million, $80 million and $100 million.

     The Senior Credit Facilities are secured with first priority liens on all material assets of the Company and all of its domestic subsidiaries. The Credit Agreement currently limits the Company's ability to pay dividends and imposes limitations on the incurrence of additional debt, acquisitions, capital expenditures and the sale of assets.

      In February 2000, the Company determined that certain covenants in its Senior Credit Facilities relating to leverage and interest coverage should be changed to reflect anticipated operating results for the Company in 2000. In March 2000, the Company and its lenders amended the Senior Credit Facilities to reset certain financial covenants including maximum debt to
EBITDA, the ratio between EBITDA and interest, and debt to capitalization and to impose additional restrictions on capital expenditures and acquisitions. The interest rate spread from certain base indices was increased by 0.25% to 0.50% depending upon the Company's leverage. The Company paid approximately $3 million in fees in connection with the amendment.

      At March 31, 2000, the Company was in compliance with the financial covenants. As revised in March 2000, quarterly financial covenant levels in 2000 and beyond are stringent. Although there can be no assurance that all of these covenants will be met, management believes that the Company will remain in compliance with the revised covenants based upon the Company's expected performance and debt repayment forecasts. In the event of a default under the Credit Agreement, the lenders would have the right to call the Senior Credit Facilities immediately due and refrain from making further advances to the Company. If the Company is unable to pay the accelerated payments, the lenders could elect to proceed against the collateral in order to satisfy the Company's obligations.

     As of March 31, 2000, the Company had contracts which hedged the underlying interest rate on $175 million of anticipated borrowings. These contracts locked an average risk-free rate of approximately 6% and were due to expire on May 1, 2000.
Subsequent to March 31, 2000, the Company exchanged these contracts for interest rate cap protection on $350 million of its floating rate debt. In addition, the Company has entered into interest rate swap arrangements to hedge $100 million of its borrowings under the Senior Credit Facilities. Under these interest rate swap agreements, the Company pays interest at an average fixed rate of 5.94% on $100 million of its borrowing.

      The Consolidated Statement of Cash Flows includes cash generated or used by the operations shown in the income statement as discontinued operations, namely CoorsTek and the Kalamazoo Mill. On this basis, net cash provided by (used in) operations was ($18.4) million, and $14.5 million for the quarterly periods ended March 31, 2000 and 1999, respectively.

       The Company currently expects that cash flows from operations, the sale of certain assets, and borrowings under its current credit facilities will be adequate to meet the Company's needs for working capital, temporary financing for capital expenditures and debt repayments. The Company's working capital position as of March 31, 2000 was a negative $66.9 million. Proceeds from the sale or other disposition of the Kalamazoo Mill will be applied to current maturities of debt.

      The impact of inflation on the Company's financial position and results of operations has been minimal and is not expected to adversely affect future results.


Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk

Interest Rate Risk

      As of May 1, 2000, the Company's capital structure includes approximately $828 million of debt that bears interest with an underlying rate based upon short-term interest rates. The Company has entered into interest rate swap agreements that lock in a risk free interest rate of 5.94% on $100 million of the borrowings. In addition, the Company has capped its LIBOR base rate to 8.13% on $200 million of borrowings and 6.75% on $150 million of borrowings. With these swaps and caps in place and based upon current debt outstanding, a 1% increase in interest rates could impact annual pre-tax results by approximately $6.4 million.


Factors That May Affect Future Results

     Certain statements in this document and other disclosures by the Company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results,  performance  or  achievements  of  the  Company  to  be materially  different  from any future  results,  performance  or
achievements   expressed  or  implied  by   the   forward-looking
statements.   Specifically, 1)  the ability  of  the  Company  to
remain in compliance with its debt convenants is dependent upon, among other things, the sale or other disposition of the Kalamazoo Mill at a satisfactory price, and the Company meeting its financial plan; 2) future years' revenue growth is dependent on numerous factors, including the continued strength of the U.S. economy, the actions of competitors and customers, possible future governmental regulations, the Company's ability to execute its marketing plans and the ability of the Company to maintain or increase sales to existing customers and capture new business; 3) future improvements in margins will depend upon management's ability to improve cost efficiencies and maintain profitable long-term customer relationships; 4) the benefits of the integration of acquisitions to be realized in 2000 and 2001 are uncertain
because  of possible increases in costs and delays; 5)   expected
savings in selling, general and administrative expenses might not be realized due to the need for additional people, further support services or increased labor costs; 6) the sale or other disposition of the Kalamazoo Mill and related timing and amount of proceeds is dependent on finding a buyer or other arrangement on satisfactory terms; 7) revenues may be affected by plant closures if customers find alternative suppliers or if the Company is not able to efficiently move business or to qualify at other facilities; 8) operating margins might decrease in 2000 and 2001 due to competitive pricing of products sold and increases in costs, including costs for raw materials such as paperboard and variances and timing of cost increases, and the ability of the Company to pass through such increases; and 9) the Company's ability to maintain its effective tax rate at 40% depends on the current and future tax laws, the Company's ability to identify and use its tax credits and other factors.

     These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations. Except for certain reclassifications made to consistently report the information contained in the financial statements, all adjustments made to the interim financial statements presented are of a normal recurring nature. The results of operations for the first quarter ended March 31, 2000, may not be indicative of results that may be expected for the year ending December 31, 2000.


                  PART II.   OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     In May 2000, the Board of Directors approved a shareholder rights plan and declared a dividend distribution of one right to purchase one one-thousandth of a share of a new series of junior participating preferred stock for each share of common stock held. The objective of the rights plan is to secure for shareholders the long term value of their investment and to protect shareholders from coercive takeover attempts by strongly encouraging anyone seeking to acquire the Company to negotiate with its Board of Directors. The adoption of the rights plan is not in response to any hostile takeover proposal or any other recent events.

     The non-taxable distribution will be made on June 1, 2000, to shareholders of record on that date. The rights will trade with the Company's common stock as a unit unless the rights become exercisable upon the occurrence of certain triggering events relating to the acquisition of 15% or more of the Company's common stock. In certain events after the rights become exercisable they will entitle each holder, other than the acquiror, to purchase, at the right's then current exercise price (currently set at $42), a number of shares of common stock having a market value of twice the right's exercise price or a number of the acquiring company's common shares having a market value at the time of twice the right's exercise price. For example, in the event of an acquisition of greater than 15% of the Company's stock without approval of the Company's Board of Directors, the Company's shareholders (other than the 15% acquiror) would have the right to purchase $84 worth of stock for $42. A shareholder would have one such right for each share of stock held at the time the rights become exercisable.

     Graphic Packaging may amend the rights except in certain limited respects or redeem the rights at $0.001 per right, in each case at any time prior to the rights becoming exercisable. The rights will expire on June 1, 2010. A summary of the rights plan will be mailed after June 1, 2000 to shareholders of record on that date.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number         Document Description

 3.1B          Articles of Amendment to Articles of Incorporation
               of Registrant
 3.2           Bylaws of Registrant, as amended and restated
               May 9, 2000
 10            First Amendment to Revolving Credit and Term Loan
               Agreement
 27            Financial Data Schedule


(b)  Reports on Form 8-K

     No reports were filed on Form 8-K during the first quarter of 2000.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 15, 2000            By /s/Gail A. Constancio
                                 -------------------------------
                                 Gail A. Constancio
                                 (Chief Financial Officer)

Date:    May 15, 2000            By /s/John  Norman
                                 -------------------------------
                                 John S. Norman
                                 (Corporate Controller)