Form 10-Q
period 2000-06-30
GRAPHIC PACKAGING INTERNATIONAL CORP
filed 2000-08-14
CIK 892793

FORM 10-Q

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended June 30, 2000

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

                Yes [X]                    No [  ]

There were 29,396,002 shares of common stock outstanding as of August 1, 2000.



                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


              GRAPHIC PACKAGING INTERNATIONAL CORPORATION
                     CONSOLIDATED INCOME STATEMENT
                 (In thousands, except per share data)

                               Three months ended      Six months ended
                                    June 30,               June 30,
                                 2000       1999       2000      1999
                               --------	  --------    --------  --------
Net sales                      $262,285   $163,595    $525,734  $329,571

  Cost of goods sold            229,696    132,272     461,761   268,684
                               --------   --------    --------  --------
Gross profit                     32,589     31,323      63,973    60,887

  Selling, general and
    administrative expense       15,966     16,414      31,643    31,709
  Goodwill amortization           4,202      1,944       8,500     3,951
  Restructuring charge              ---        ---       3,420       ---
                               --------   --------    --------  --------
Operating income                 12,421     12,965      20,410    25,227

Gain on sale of assets - net        ---        ---       5,407       ---
Interest expense - net          (16,437)    (3,786)    (31,387)   (8,294)
                               --------   --------    --------  --------
Income (loss) from continuing
operations before income taxes   (4,016)     9,179      (5,570)   16,933

Income tax (expense) benefit      1,547     (3,399)      2,168    (6,645)
                               --------   --------    --------  --------
Income (loss) from continuing
operations                       (2,469)     5,780      (3,402)   10,288

Discontinued operations, net
  of tax
   Income from discontinued
    operations of CoorsTek          ---      5,482         ---    10,692
   Loss from discontinued
    operations of Kalamazoo
    Board Mill                   (1,792)       ---      (4,315)      ---
                               --------   --------    --------  --------
Net income (loss)               ($4,261)   $11,262     ($7,717)  $20,980
                               ========   ========    ========  ========
Income (loss) per basic share:
    Continuing operations        ($0.09)     $0.20      ($0.12)    $0.36
    Discontinued operations       (0.06)      0.20       (0.15)     0.38
                               --------   --------     -------- --------
    Net income (loss)            ($0.15)     $0.40      ($0.27)    $0.74
                               ========   ========    ========  ========
Income (loss) per diluted
  share:
    Continuing operations        ($0.09)     $0.20      ($0.12)    $0.36
    Discontinued operations       (0.06)      0.19       (0.15)     0.37
                               --------   --------    --------  --------
    Net income (loss)            ($0.15)     $0.39      ($0.27)    $0.73
                               ========   ========    ========  ========
Weighted average shares
outstanding - basic              28,985     28,443      28,824    28,435
                               ========   ========    ========  ========
Weighted average shares
outstanding - diluted            29,355     28,748      29,188    28,734
                               ========   ========    ========  ========

See Notes to Consolidated Financial Statements.



        GRAPHIC PACKAGING INTERNATIONAL CORPORATION
               CONSOLIDATED BALANCE SHEET
           (In thousands, except share data)

                                       June 30,     December 31,
                                         2000           1999
                                     -----------     ----------
ASSETS
Current assets:
Cash and cash equivalents                 $3,923        $15,869
Accounts receivable, net                  78,374         68,762
Note receivable                              ---        200,000
Inventories:
   Finished                               67,966         55,451
   In process                             20,495         20,466
   Raw materials                          39,119         43,472
                                     -----------     ----------
Total inventories                        127,580        119,389
Other assets                              29,450         25,444
Net current assets of
  discontinued operations                 17,368          4,501
                                     -----------     ----------
    Total current assets                 256,695        433,965

Properties at cost, less
  accumulated depreciation
  of $173,997 in 2000 and
  $144,656 in 1999                       411,117        427,489
Goodwill, net                            487,872        490,558
Other assets                              43,333         54,527
Net noncurrent assets of
  discontinued operations                211,913        220,499
                                     -----------     ----------
Total assets                          $1,410,930     $1,627,038
                                     ===========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current maturities of long-term debt    $206,000       $400,000
Other current liabilities                117,697        141,191
                                     -----------     ----------
   Total current liabilities             323,697        541,191

Long-term debt                           622,000        615,500
Other long-term liabilities               47,498         47,037
                                     -----------     ----------
   Total liabilities                     993,195      1,203,728

Shareholders' equity
Preferred stock, $0.01 par
  value, 20,000,000 shares
  authorized and no shares
  issued or outstanding                      ---            ---
Common stock, $0.01 par value
  100,000,000 shares authorized
  and 29,229,768 and 28,576,771
  issued and outstanding at
  June 30, 2000, and December
  31, 1999, respectively                     292            286
Paid-in capital                          425,029        422,885
Retained earnings (deficit)               (7,717)           ---
Accumulated other comprehensive
  income                                     131            139
                                     -----------     ----------
   Total shareholders' equity            417,735        423,310
                                     -----------     ----------
Total liabilities and shareholders'
  equity                              $1,410,930     $1,627,038
                                     ===========     ==========

See Notes to Consolidated Financial Statements.



        GRAPHIC PACKAGING INTERNATIONAL CORPORATION
            CONSOLIDATED STATEMENT OF CASH FLOWS
                       (In thousands)

                                        Six months ended
                                             June 30,
                                        2000         1999
                                      --------     --------
Cash flows from operating
 activities:
   Net income (loss)                  ($7,717)      $20,980
   Adjustments to reconcile net
   income (loss) to net cash
   provided by operating
   activities:
      Restructuring charge               3,420          ---
      Gain on sale of assets            (5,407)         ---
      Depreciation and amortization     42,758       30,049

      Change in current assets and
        current liabilities and
        other                          (44,450)       4,278
                                      --------     --------
Net cash provided by (used in)
 operating activities                  (11,396)      55,307
                                      --------     --------

Cash flows from investing
 activities:
      Collection of note receivable    200,000          ---
      Capital expenditures             (17,102)     (37,513)
      Sale of assets                     5,596          ---
      Acquisitions, net of cash
        acquired                           ---      (55,008)
      Other                                ---        4,076
                                      --------     --------
Net cash provided by (used in)
  investing activities                 188,494      (88,445)
                                      --------     --------

Cash flows from financing
 activities:
      Repayment of debt               (219,000)      (9,500)
      Proceeds from borrowings          31,500       53,763
      Other                             (1,544)         ---
                                      --------     --------
Net cash provided by (used in)
 financing activities                 (189,044)      44,263
                                      --------     --------

Cash and cash equivalents:
   Net increase (decrease) in cash
     and cash equivalents              (11,946)      11,125
   Balance at beginning of period       15,869       26,196
                                      --------     --------
   Balance at end of period             $3,923      $37,321
                                      ========     ========


Cash flows from discontinued operations are included in the Consolidated Statement of Cash Flows.



See Notes to Consolidated Financial Statements




  GRAPHIC PACKAGING INTERNATIONAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Nature of Operations: Graphic Packaging International Corporation (the "Company" or "Graphic Packaging") is a manufacturer of packaging products used by consumer product companies as primary packaging for their end-use products. The
Company's strategy is to maximize its competitive position and growth opportunities in its core business, folding cartons.
Toward this end, over the past several years the Company has acquired two significant folding carton businesses and has disposed of several non-core businesses and under-performing assets.

     Amounts included in the notes to the consolidated financial statements pertain to continuing operations only, except where otherwise noted.


Note 1.  Discontinued Operations

     The historical operating results of the following business segments have been segregated as discontinued operations on the accompanying Consolidated Income Statement for the three-month and six-month periods ended June 30, 2000 and 1999. Net assets from these discontinued operations are similarly segregated on the face of the accompanying Consolidated Balance Sheet for the applicable periods. Discontinued operations have not been segregated on the Consolidated Statement of Cash Flows.

     CoorsTek Spin-off

     On December 31, 1999, the Company distributed 100% of CoorsTek's shares of common stock to the Graphic Packaging shareholders in a tax-free transaction. Shareholders received one share of CoorsTek stock for every four shares of Graphic Packaging stock held. CoorsTek issued a promissory note to Graphic Packaging on December 31, 1999 totaling $200 million in satisfaction of outstanding intercompany obligations at the time of the spin-off and as a one-time, special dividend. The note was paid in full on January 4, 2000. No gain or loss was recognized by Graphic Packaging as a result of the spin-off transaction.

     Kalamazoo Mill

     The Company purchased the Kalamazoo Mill on August 2, 1999 as part of the acquisition of the Fort James packaging business. The Kalamazoo Mill produces coated recycled paperboard. In December 1999, the Board of Directors approved a plan to offer the Kalamazoo Mill for sale and to use the anticipated proceeds from the sale to repay a one-year term loan originally due on August 1, 2000. The Company has been unable to sell the Mill and therefore, as discussed below, has recently extended the $169 million one-year term loan to August 15, 2000 and is in negotiations to further restructure its capital structure by that date. An estimated fair value of $225 million was ascribed to the net assets of the Kalamazoo Mill, which includes approximately $106 million of preliminary goodwill allocated from the continuing operations of the Fort James packaging business acquisition. The amount of preliminary goodwill allocated to the Kalamazoo Mill is subject to change upon sale or other disposition. As a result, no gain or loss will be recorded upon any sale. The Company allocated approxi-mately $5.2 million of interest expense to the Kalamazoo Mill for the three months ended June 30, 2000 and $9.9 million for the six months ended June 30, 2000, based upon the estimated fair value of $225 million.

     Financial data for the Kalamazoo Mill and CoorsTek are summarized as follows (in thousands, except for per share information):

                 Three months    Six months    Three months   Six months
                    ended           ended           ended         ended
                 June 30, 2000  June 30, 2000  June 30, 1999 June 30, 1999
                 Kalamazoo Mill Kalamazoo Mill   CoorsTek      CoorsTek
                 -------------- -------------- ------------- -------------
Net sales           $10,904        $23,775        $95,411      $171,990
                 ============== ============== ============= =============
Income (loss)
 from operations
 before income
 taxes              ($2,986)       ($7,191)        $8,983       $17,547
Income tax
 (expense)
 benefit              1,194          2,876         (3,501)       (6,855)
                 -------------- -------------- ------------- -------------
Net income
 (loss)             ($1,792)       ($4,315)        $5,482       $10,692
                 ============== ============== ============= =============
Per basic share
 of common stock     ($0.06)        ($0.15)         $0.20         $0.38
                 ============== ============== ============= =============
Per diluted share
 of common stock     ($0.06)        ($0.15)         $0.19         $0.37
                 ============== ============== ============= =============



                                June 30, 2000   December 31, 1999
                                Kalamazoo Mill    Kalamazoo Mill
                                --------------  -----------------
Current assets                     $19,743            $18,449
Current
  liabilities                       (2,375)           (13,948)
                                --------------  -----------------
Net current
  assets                           $17,368             $4,501
                                ==============  =================

Noncurrent
  assets                          $216,559           $224,619
Noncurrent
  liabilities                       (4,646)            (4,120)
                                --------------  -----------------
Net noncurrent
  assets                          $211,913           $220,499
                                ==============  =================


     Significant estimates have been made by management with respect to the estimated fair value of the Kalamazoo Mill and the resultant goodwill and interest allocations. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term.


Note 2.  Asset Impairment and Restructuring Charges

     On May 12, 2000, the Company announced the planned closure of the Perrysburg, Ohio folding carton plant. The shutdown and related restructuring plan for the Perrysburg facility included asset impairments totaling $6.50 million and restructuring reserves of $1.35 million, which were recorded in the second quarter. The costs to shut down the Perrysburg facility, which was part of the acquisition of the Fort James packaging business, have been accounted for as a cost of the acquisition, with a resultant adjustment to goodwill. The Company plans to complete the closure of the plant and the transition of the plant's business to other Company facilities by the end of the third quarter of 2000.

     The Company recorded a restructuring charge of $3.4 million in the first quarter of 2000 for anticipated severance costs as a result of the announced closure of the Saratoga Springs, New York plant. The Saratoga Springs plant is being closed pursuant to a plant rationalization plan approved by the Company's Board of Directors in the fourth quarter of 1999. The Company plans to complete the closure of the Saratoga Springs plant and the transition of the plant's business to other Company facilities by the end of the third quarter of 2000.

     A restructuring charge of $1.9 million was recorded in the fourth quarter of 1999 primarily related to severance costs at the Lawrenceburg, Tennessee plant. The Company initially planned to complete this restructuring, including the closure of the
Boulder, Colorado plant and the reduction in force at the Lawrenceburg, Tennessee plant, by the end of the third quarter of 2000. However, customer needs in both Boulder and Lawrenceburg, coupled with the timing of the transition of business to the Company's new Golden, Colorado facility, will delay completion of the restructuring until the end of 2000.

     The   following  summarizes  the  activity  related  to  the
Company's restructuring charges for the six months ended June 30, 2000 (in thousands):

     Restructuring reserve balance
        at December 31, 1999                 $1,720

     First quarter restructuring charge       3,420

     Second quarter restructuring charge      1,350

     Cash paid                                 (860)
                                             ------
     Restructuring reserve balance
        at June 30, 2000                     $5,630
                                             ======

Note 3.   Gain on Sale of Assets

     The Company sold patents and various long-lived assets of its former developmental businesses during the first quarter of 2000 for consideration of approximately $6.2 million. A pre-tax gain of $5.4 million was recognized relating to these asset sales.

      The  Company is also actively pursuing the sale of  another
non-core  asset.   Any  proceeds  will  be  used  to  reduce  the
Company's debt.


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

     The  tables below summarize information, in thousands, about
the   Company's  reportable  segments.   Discontinued  operations
include the Kalamazoo Mill in 2000 and CoorsTek in 1999.


Three months                         Depreciation
ended              Net    Operating      And          Capital
June 30, 2000     Sales    Income    Amortization  Expenditures
-------------   --------  ---------  ------------  ------------
Packaging       $262,285   $12,421      $16,868       $7,351
Discontinued
  operations         ---       ---        4,453          783
                --------  ---------  ------------  ------------
Consolidated
  total         $262,285   $12,421      $21,321       $8,134
                ========  =========  ============  ============

Three months
ended
June 30, 1999
-------------
Packaging       $148,534   $14,784       $8,727      $15,294
Other             15,061         2          101          493
                --------  ---------  ------------  ------------
  Segment total  163,595    14,786        8,828       15,787
Corporate            ---    (1,821)          67           18
Discontinued
  operations         ---       ---        6,702        2,423
                --------  ---------  ------------  ------------
Consolidated
  total         $163,595   $12,965      $15,597      $18,228
                ========  =========  ============  ============



Six months                            Depreciation
ended               Net    Operating      and         Capital
June 30, 2000      Sales    Income    Amortization  Expenditures    Assets
-------------   --------  ---------  ------------  ------------  ----------
Packaging       $525,734   $20,410      $33,882      $15,965     $1,181,649
Discontinued
  operations,
  net assets         ---       ---        8,876        1,137        229,281
                --------  --------   ------------  ------------  ----------
Consolidated
  total         $525,734   $20,410      $42,758      $17,102     $1,410,930
                ========  ========   ============  ============  ==========

Six months
ended
June 30, 1999
-------------
Packaging       $299,261   $27,623      $17,293      $32,565       $568,385
Other             30,310       427          531          959         54,426
                --------  ---------  ------------  ------------  ----------
  Segment total  329,571    28,050       17,824       33,524        622,811
Corporate            ---    (2,823)         135           18        110,569
Discontinued
  operations,
  net assets         ---       ---       12,090        3,971        195,413
                --------  --------   ------------  ------------  ----------
Consolidated
  total         $329,571   $25,227      $30,049      $37,513       $928,793
                ========  ========   ============  ============  ==========


Note 5.    Shareholders' Rights Plan

     On June 1, 2000, the Company effected a dividend distribution of shareholder rights (the Rights) that carry certain conversion rights in the event of a significant change in beneficial ownership of the Company. One right is attached to each share of the Company's common stock outstanding and is not detachable until such time as beneficial ownership of 15% or more of the Company's outstanding common stock has occurred (a
Triggering  Event)  by  a  person  or  group  of  affiliated   or
associated persons (an Acquiring Person). Each Right entitles each registered holder (excluding the Acquiring Person) to purchase from the Company one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, at a purchase price of $42.00. Registered holders receive shares of the Company's common stock valued at twice the exercise price of the Right upon exercise. Upon a Triggering Event, the Company is entitled to exchange one share of the Company's common stock for each right outstanding or to redeem the Rights at a price of $.001 per Right. The Rights will expire on June 1, 2010.


Note 6.  Subsequent Events

     As discussed above, the Company has been unable to close on the planned sale of the Kalamazoo Mill. As the Company planned to use the proceeds from this sale to repay the remaining balance of $169 million on its one-year term loan due August 1, 2000, alternative measures have been pursued to meet the Company's debt obligation.

     In July 2000, the Company secured an extension of the due date on the $169 million one-year term loan until August 15, 2000. During the extension period, the Company has pursued a strategy to strengthen its capital structure, as detailed below.

     On August 2, 2000, the Company announced the planned issuance of 1 million shares of 10% Series B Convertible Preferred Stock to the Grover C. Coors Trust, an existing share-holder, for $100 per share. The expected closing date is August 15, 2000 and the proceeds are to be used to reduce the one-year term loan balance to $69 million. The preferred stock issuance
is   contingent,   among other  conditions, upon   the  necessary
approvals and loan modifications by the Company's banking group, a further extension of the remaining $69 million balance due on the one-year term loan to August 15, 2001, receiving fairness opinions and the absence of legal proceedings that would prevent
the sale.   Terms  of  the preferred stock issuance include a 10%
cumulative participating dividend payable quarterly, liquidation preferences and voting and registration rights, as well as a conversion feature at 125% of the Company's common stock market value based on the average closing price for five trading days before closing. The Company has a redemption option beginning in 2005, while the security holder may redeem all or part of the preferred stock after ten years. The security holder's redemp-tion provision is subject to termination under certain conditions.

     In addition, negotiations continue to move forward toward the sale of another non-core asset in the third quarter, and the Company is marketing subordinated debt which would complete the capital restructuring needed to satisfy the Company's short-term obligations under its existing debt facilities.


Item 2.  Management's  Discussion and  Analysis  of  Financial
         Condition and Results of Operations

General Business Overview

      Graphic Packaging International Corporation (the "Company" or "Graphic Packaging") is a manufacturer of packaging products used by consumer product companies as primary packaging for their end-use products. Over the past several years, and culminating with the spin-off of CoorsTek on December 31, 1999, the Company has moved from a diversified group of subsidiaries - each operating in different markets - to a Company focused on the folding carton segment of the packaging industry. By strategically disposing of non-core businesses and under-performing assets; acquiring two major businesses in the folding carton industry; and executing rationalization plans, the Company has developed into one of the largest folding carton companies in North America.

      On August 2, 1999, the Company purchased the Fort James packaging business, which included 12 folding carton converting operations located throughout North America and a recycled paperboard mill located in Kalamazoo, Michigan (the Kalamazoo
Mill) for approximately $849 million. The Kalamazoo Mill is currently being offered for sale.

     On September 2, 1999, the Company sold its flexible packaging plants for approximately $105 million in cash. On August 3, 1999 the Company sold its interest in a solar energy distribution business (Golden Genesis Company) for approximately $21 million in cash, plus $10 million in repayment of intercompany debt.

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

Results from Continuing Operations

     Consolidated net sales for the three months ended June 30, 2000 increased to $262.3 million as compared to consolidated net sales of $163.6 million for the same period in 1999. For the six months ended June 30, consolidated net sales increased $196.2 million to $525.7 million compared to the first half of 1999. The 60% increases over 1999 are primarily due to the additional revenues generated by the former Fort James plants in 2000, partially off-set by the loss of revenues from the flexible plants sold in the third quarter of 1999. The Company has also gained approximately $30 million of annual additional business in the second quarter of 2000, which management attributes to the Company's focus on customer service and to the benefits of having acquired the capacity to better service large accounts through the Fort James acquisition.

     Consolidated gross profit margins for the second quarter and the six months ended June 30, 2000 were 12.4% and 12.2%, respectively, decreasing from the 19.1% and 18.5% gross profit margins achieved in the comparable periods of 1999. The decrease corresponds to the higher volume, lower margin product mix in the Company's business in 2000 when compared to the product mix in 1999 - which included the flexible plant products. The plant rationalization activity undertaken in the first half of 2000 and the startup of the Golden facility, coupled with higher raw material and energy costs, have also impacted margins.

      Depreciation and goodwill amortization have nearly doubled in the first half of 2000 from amounts recognized in the first half of 1999. This is the result of having doubled the Company's asset holdings through the purchase of the Fort James plants in the third quarter of 1999.

     Consolidated operating income margin in the three months ended June 30, 2000 was 4.7%, compared to 7.9% in the second quarter of 1999. Operating income margin for the six months ended June 30, 2000 was 3.9%, compared to 7.7% in the first half of 1999. The decreases are due to reduced productivity in 2000 because of plant rationalization activity and the startup of the Golden facility, combined with an increased mix of lower margin business and increases in depreciation and goodwill amortization, as discussed above.

     Net interest expense for the second quarter of 2000 totaled $16.4 million, a $12.6 million increase from the $3.8 million of net interest expense recorded in the second quarter of 1999. Likewise, net interest expense for the first half of 2000 increased $23.1 million when compared to the $8.3 million of net interest expense recorded in the comparable 1999 period. The increased interest expense is due to the borrowings used to purchase the Fort James packaging business.

     The consolidated effective tax rate for the second quarter and the first half of 2000 was approximately 40%. The Company does not expect the effective tax rate to vary significantly over the next year.

Asset Impairment and Restructuring Charges

     On May 12, 2000, the Company announced the planned closure of the Perrysburg, Ohio folding carton plant. The shutdown and related restructuring plan for the Perrysburg facility included asset impairments totaling $6.50 million and restructuring reserves of $1.35 million, which were recorded in the second quarter. The asset impairment and restructuring costs to shut down the Perrysburg facility, which was part of the acquisition of the Fort James packaging business, have been accounted for as a cost of the acquisition, with a resultant adjustment to goodwill. The Company plans to complete the closure of the plant and the transition of the plant's business to other Company facilities by the end of the third quarter of 2000.

     The Company recorded a restructuring charge of $3.4 million in the first quarter of 2000 for anticipated severance costs as a result of the announced closure of the Saratoga Springs, New York plant. The Saratoga Springs plant is being closed pursuant to a plant rationalization plan approved by the Company's Board of Directors in the fourth quarter of 1999. The Company plans to complete the closure of the Saratoga Springs plant and the transition of the plant's business to other Company facilities by the end of the third quarter of 2000.

     A restructuring charge of $1.9 million was recorded in the fourth quarter of 1999 primarily related to severance costs at the Lawrenceburg, Tennessee plant. The Company initially planned to complete this restructuring, including the closure of the
Boulder, Colorado plant and the reduction in force at the Lawrenceburg, Tennessee plant, by the end of the third quarter of 2000. However, customer needs in both Boulder and Lawrenceburg, coupled with the timing of the transition of business to the Company's new Golden, Colorado facility, will delay completion of the restructuring until the end of 2000.

Gain on Sale of Assets

     The Company sold patents and various long-lived assets of its former developmental businesses during the first quarter of 2000 for consideration of approximately $6.2 million. A pre-tax gain of $5.4 million was recognized relating to these asset sales.

      The  Company is also actively pursuing the sale of  another
non-core  asset.   Any  proceeds  will  be  used  to  reduce  the
Company's debt.

Discontinued Operations

     Discontinued operations consist of the Kalamazoo Mill and, through December 31, 1999, CoorsTek.

     The Company purchased the Kalamazoo Mill on August 2, 1999 as part of the acquisition of the Fort James packaging business. The Kalamazoo Mill produces coated recycled paperboard. In December 1999, the Board of Directors approved a plan to offer the Kalamazoo Mill for sale and to use the anticipated proceeds from the sale to repay a one-year term loan originally due on August 1, 2000. The Company has been unable to sell the Mill and therefore, as discussed below, has recently extended the $169 million one-year term loan to August 15, 2000 and is in negotiations to further restructure its capital structure by that date. An estimated fair value of $225 million was ascribed to the net assets of the Kalamazoo Mill, which includes approxi-mately $106 million of preliminary goodwill allocated from the continuing operations of the Fort James packaging business acquisition. The amount of preliminary goodwill allocated to the Kalamazoo Mill is subject to change upon sale or other disposition. As a result, no gain or loss will be recorded upon any sale. The Company allocated approximately $5.2 million of interest expense to the Kalamazoo Mill for the three months ended June 30, 2000 and $9.9 million for the six months ended June 30, 2000, based upon the estimated fair value of $225 million.

     CoorsTek develops, manufactures and sells advanced technical products across a wide range of product lines for a variety of applications. It has been in business since 1911 and is the largest U.S.-owned independent manufacturer of advanced technical ceramics.

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

      During the first half of 2000, the Company utilized $200 million of proceeds from the CoorsTek spin-off to reduce outstanding debt. As of June 30, 2000, the Company's borrowings under the Senior Credit Facilities totaled approximately $828 million and bore interest at a blended rate of approximately 11.2%, including amortization of debt issuance costs.

     Amounts outstanding under the Senior Credit Facilities at June 30, 2000 were as follows (in thousands):


     One-year term loan; originally due
     August 1, 2000, subsequently
     extended to August 15, 2000                $168,500

     Five-year term loan; including
     current maturities of $6.25 million
     due September 30, 2000 and December 31,
     2000 and $12.5 million due March 31,
     2001 and June 30, 2001                      312,500

     Five-year revolving credit facility         347,000
                                                --------
     Total                                       828,000

     Less: current maturities                   (206,000)
                                                --------

     Long-term maturities                       $622,000
                                                ========

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

     The Senior Credit Facilities are secured with first priority liens on all material assets of the Company and all of its domestic subsidiaries. The Credit Agreement currently limits the Company's ability to pay dividends and imposes limitations on the incurrence of additional debt, acquisitions, capital expenditures and the sale of assets. At June 30, 2000, the Company was in compliance with all of the financial covenants.

     As noted above, $169 million of borrowings are currently due on August 15, 2000. The Company expects to sell $100 million of convertible preferred stock on August 15, 2000, thereby reducing the outstanding balance to $69 million. The issuance of preferred stock is contingent upon obtaining a 12 month extension of the $69 million remaining balance as well as obtaining revisions to covenant, debt amortization and dividend payment restrictions. In addition, fairness opinions to the buyer and the Company are a prerequisite to closing the preferred stock issuance. Although there can be no assurance that these events will occur, the Company currently believes that it is likely that the preferred stock will be issued and that the Senior Credit Facilities will be restructured. If the Company is unable to accomplish this restructuring on August 15, 2000, the Company would seek a further extension of the one-year term facility to complete the restructuring. If that further extension is not granted, the Company would be in default of its Senior Credit Facilities. In this event, the lenders would have the right to call the Senior Credit Facilities immediately due and refrain from making further advances to the Company. If the Company is unable to pay the accelerated payments, the lenders could elect to proceed against the collateral in order to satisfy the Company's obligations.

     The Company has entered into interest rate swap arrangements to hedge a portion of its borrowings under the Senior Credit Facilities. Under these interest rate swap agreements, the Company pays interest at an average risk-free fixed rate of 5.94% on $100 million of its borrowings and an average risk-free fixed rate of 6.98% on $125 million of its borrowings. In addition, the Company has interest rate contracts that provide interest rate cap protection on $350 million of its floating rate debt.

      The Consolidated Statement of Cash Flows includes cash generated or used by the operations shown in the income statement as discontinued operations, namely CoorsTek and the Kalamazoo Mill. On this basis, net cash provided by (used in) operations was ($11.4) million, and $55.3 million for the six months ended June 30, 2000 and 1999, respectively.

       The Company currently expects that cash flows from operations, the sale of certain non-core assets, and the proposed changes to the Company's capital structure will be adequate to meet the Company's needs for working capital, temporary financing for capital expenditures and debt repayments. The Company's working capital position as of June 30, 2000 was a negative $67.0 million, which includes the one-year term note of $169 million currently due August 15, 2000. The Company plans to use proceeds from the issuance of the series B preferred stock and the sale of a non-core asset to repay debt.

      The impact of inflation on the Company's financial position and results of operations has been minimal and is not expected to adversely affect future results.


Item 3.  Quantitative and Qualitative Disclosures about  Market
         Risk

Interest Rate Risk

      As of August 1, 2000, the Company's capital structure includes approximately $828 million of debt that bears interest with an underlying rate based upon short-term interest rates. The Company has entered into interest rate swap agreements that lock in a risk-free interest rate of 5.94% on $100 million of the borrowings, and a risk-free interest rate of 6.98% on $125 million of the borrowings. In addition, the Company has capped its LIBOR base rate to 8.13% on $200 million of borrowings and 6.75% on $150 million of borrowings. With these swaps and caps in place and based upon current debt outstanding, a 1% increase in interest rates could impact annual pre-tax results by approximately $4.8 million.


Factors That May Affect Future Results

     Certain statements in this document are forward looking and so involve uncertainties that may cause actual results to be materially different from those stated or implied. Specifically,
a) revenue projections for the third and fourth quarters of 2000 might be reduced because customers find alternative suppliers, or because the Company, as a result of plant closures, is unable to efficiently move business or to qualify that business at other plants; b) operating margins might not increase in the second half of 2000 due to competitive pricing of products sold and due to increases in operating and materials costs; c) the benefits of reorganization and optimization to be realized, including the startup of the Golden plant and the closure and transfer of production from the Boulder plant, are uncertain because of possible delays and increases in costs; d) the Company is exposed to higher than predicted interest rates on the unhedged portion of its debt and on any new debt it might incur; e) the sale or other disposition of the Kalamazoo mill and other non-core assets is dependent on finding a buyer or making other financial arrangements on satisfactory terms; f) the Company might not be able to raise subordinated debt on reasonable terms; g) the Company might not meet its estimates for 2000 as a result of higher integration costs, competition on pricing, higher than predicted interest rates, and other business factors; and h) if the Company is unable to restructure the terms of its debt facilities, to obtain fairness opinions and to close on the convertible preferred offering, the lenders could elect to proceed against their collateral in order to satisfy the Company's obligations.

     These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations. Except for certain reclassifications made to consistently report the information contained in the financial statements, all adjustments made to the interim financial statements presented are of a normal recurring nature. The results of operations for the six months ended June 30, 2000, may not be indicative of results that may be expected for the year ending December 31, 2000.


                  PART II.   OTHER INFORMATION


Item 1. Legal Proceedings

	On April 14, 2000, Lemelson Medical, Education & Research Foundation, a Limited Partnership (the "Foundation"), filed suit against the Company and 75 other defendants in the United States District Court for the District of Arizona. The Foundation is claiming patent infringement and is seeking injunctive relief and an unspecified amount in monetary damages. The Foundation has filed suit against hundreds of other manufacturers over the past several years and the Company is in the process of investigating the Foundation's claims. The Company does not believe that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

      On August 2, 2000 the Company announced its intent to issue a new class of convertible preferred stock to the Grover C. Coors Trust (the Trust), an existing shareholder, on August 15, 2000. The Company will issue 1 million shares of 10% Series B Convertible Preferred Stock to the Trust at $100 per share. Net proceeds from the issuance will be used to partially repay a term loan currently due on August 15, 2000. The closing of the transaction is contingent upon receipt of fairness opinions, agreements with the lenders of the Company's senior debt facilities, necessary approvals, and other matters. Key features of the preferred stock include:

     >    10% per annum, cumulative dividends, payable quarterly
            commencing on October 1, 2000
     >    Liquidation preference
     >    Registration rights
     >    Conversion option at 125% of the market price of the
            Company's common stock at closing
     >    Voting rights
     >    Redemption features
     >    Control of the Board of Directors in the event of
            extended dividend payment default

     The  conversion  options  have  a  dilutive  effect  on  the outstanding shares of the Company's common stock. On conversion, the Trust would own approximately 65% of the outstanding common shares, and all the Coors family trusts and family members together would own a total of about 80% (based upon the common stock closing price of $1.69 on August 11, 2000).

     Due to the time constraints in putting this refinancing package together, the Company, with the approval of its Audit Committee, asked the New York Stock Exchange for an exception to its rule requiring shareholder approval for the convertible preferred issue. The Exchange has allowed the transaction to proceed without shareholder approval pursuant to Section 312.05 of the Listed Companies Manual of the NYSE. This section provides for an exception from the shareholder approval policy when the delay in securing such approval would seriously jeopardize the financial viability of the Company.

Item 4.  Submission of Matters to a Vote of the Shareholders

      At the May 9, 2000 annual meeting of the Company's shareholders, the following matters were submitted for a vote of the shareholders. The report of the Inspectors of Election is below.

      There  were  28,777,284 shares of Common Stock entitled  to vote  at  the  meeting and a total of 25,099,462 shares  (87.22%)
were represented at the meeting.

     (1)  Election of two directors for a three-year term.

                             FOR               WITHHOLD
     John D. Beckett      24,982,331           117,131
     William K. Coors     24,966,674           132,788

     (2) Approval of the amendment to the Company's Articles of Incorporation to change the Company's name to "Graphic Packaging
International Corporation."

        FOR        AGAINST         ABSTAIN     BROKER NON-VOTE
     24,641,544    132,434         325,484            0

     (3)   Approval  of  amendments to  the  Company's  Executive
Incentive Plan to include return on invested capital in the financial measurements and to update the eligible participants and maximum awards.

        FOR        AGAINST         ABSTAIN     BROKER NON-VOTE
     24,501,036    299,301         299,125            0

     (4)   Approval  of  the  amendment to the  Company's  Equity
Compensation Plan for Non-Employee Directors to increase the number of shares of Common Stock authorized for issuance to 150,000 shares.

        FOR        AGAINST         ABSTAIN     BROKER NON-VOTE
     24,104,051    408,878         586,533            0



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit
Number      Document Description

 27         Financial Data Schedule

 99         Certificate of Stock, Graphic Packaging International
            Corporation


(b)  Reports on Form 8-K

     On  May 31, 2000, the Company filed a Current Report on Form
8-K disclosing a shareholder rights plan which was declared by the Company's Board of Directors on May 9, 2000.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 2000        By /s/ Gail A. Constancio
                              ----------------------------------
                                     Gail A. Constancio
                                     (Chief Financial Officer)

Date:  August 14, 2000        By /s/ John S. Norman
                              ----------------------------------
                                     John S. Norman
                                     (Corporate Controller)