Form 10-Q/A
period 2000-06-30
GRAPHIC PACKAGING INTERNATIONAL CORP
filed 2000-08-18
CIK 892793

FORM 10-Q/A

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended June 30, 2000

                               OR

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to              .

Commission file number:  0-20704


           GRAPHIC PACKAGING INTERNATIONAL CORPORATION
     (Exact name of registrant as specified in its charter)

           Colorado                          84-1208699
(State or other jurisdiction		   (IRS. Employer
 of incorporation or organization)  	 Identification No.)

   4455 Table Mountain Drive,  Golden, Colorado     80403
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

(a)  Exhibits:

Exhibit
Number         Document Description

 10            Form of Employment Agreement Entered Into By and
               Between the Following Individuals:
                 Jeffrey H. Coors, Jed J. Burnham, Gail A.
                 Constancio, Dwight H. Kennedy, David W. Scheible, Jill B. W. Sisson, Donald W. Sturdivant,
                 David A. Tolley and Marsha C. Williams

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


Date:  August 18, 2000           By
                                 -------------------------------
                                 Gail A. Constancio
                                 (Chief Financial Officer)

Date:  August 18, 2000           By
                                 -------------------------------
                                 John S. Norman
                                 (Corporate Controller)