Form 10-Q
period 2000-09-30
GRAPHIC PACKAGING INTERNATIONAL CORP
filed 2000-11-15
CIK 892793

FORM 10-Q

                                  UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended September 30, 2000

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

                Yes [X]                    No [  ]

There were 30,034,113 shares of common stock outstanding as of November 1, 2000.



                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


            GRAPHIC PACKAGING INTERNATIONAL CORPORATION
                   CONSOLIDATED INCOME STATEMENT
               (In thousands, except per share data)

                            Three months ended    Nine months ended
                               September 30,        September 30,
                              2000      1999       2000      1999
                            --------  --------   --------  --------
Net sales                   $273,247  $236,381   $798,981  $565,952

  Cost of goods sold         239,858   205,970    701,619   473,983
                            --------  --------   --------  --------
Gross profit                  33,389    30,411     97,362    91,969

  Selling, general and
    administrative expense    14,173    17,230     45,816    49,617
  Goodwill amortization        4,266     3,523     12,766     7,468
  Restructuring charge           ---       ---      3,420       ---
                            --------  --------   --------  --------
Operating income              14,950     9,658     35,360    34,884

Gain on sale of businesses
  and other assets - net       2,405    30,236      7,812    30,236
Interest expense - net       (16,145)   (6,526)   (47,532)  (14,820)
                            --------  --------   --------  --------
Income (loss) from
  continuing operations
  before income taxes and
  extraordinary loss           1,210    33,368     (4,360)   50,300

Income tax (expense)
  benefit                       (424)  (13,714)     1,744   (20,722)
                            --------  --------   --------  --------
Income (loss) from
  continuing operations
  before extraordinary loss      786    19,654     (2,616)   29,578

Discontinued operations,
  net of tax
  Income from discontinued
    operations of CoorsTek       ---     3,204        ---    14,260
  Loss from disposal of
    Golden Aluminum              ---    (6,107)       ---    (6,107)
  Loss from discontinued
    operations of Kalamazoo
    Board Mill                (1,067)   (1,270)    (5,382)   (1,270)
                            --------  --------   --------  --------
Income (loss) before
  extraordinary loss            (281)    15,481    (7,998)   36,461

Extraordinary loss, net
  of tax                         ---    (2,332)       ---    (2,332)
                            --------  --------   --------  --------
Net income (loss)               (281)   13,149     (7,998)   34,129

Preferred stock dividend
  declared                    (1,306)      ---     (1,306)      ---
                            --------  --------   --------  --------
Net income (loss)
  attributable to common
  shareholders               ($1,587)  $13,149    ($9,304)  $34,129
                            ========  ========   ========  ========
Income (loss) attributable
  to common shareholders
  per basic share
    Continuing operations     ($0.02)    $0.69     ($0.14)    $1.04
    Discontinued operations    (0.03)    (0.15)     (0.18)     0.24
    Extraordinary item           ---     (0.08)       ---     (0.08)
                            --------  --------   --------   -------
    Net income (loss) per
      basic share             ($0.05)    $0.46    ($0.32)     $1.20
                            ========  ========   ========  ========
Income (loss) attributable
  to common shareholders
  per diluted share
    Continuing operations     ($0.02)    $0.68     ($0.14)    $1.03
    Discontinued operations    (0.03)    (0.14)     (0.18)     0.24
    Extraordinary item           ---     (0.08)       ---     (0.08)
                            --------  --------   --------  --------
    Net income (loss) per
      diluted share           ($0.05)    $0.46     ($0.32)    $1.19
                            ========  ========   ========  ========
Weighted average shares
  outstanding - basic         29,507    28,459     29,054    28,443
                            ========  ========   ========  ========
Weighted average shares
  outstanding - diluted       29,876    28,760     29,417    28,741
                            ========  ========   ========  ========

See Notes to Consolidated Financial Statements.



          GRAPHIC PACKAGING INTERNATIONAL CORPORATION
                   CONSOLIDATED BALANCE SHEET
               (In thousands, except share data)

                                    September 30,   December 31,
                                        2000            1999
                                    -------------   ------------
ASSETS
Current assets:
Cash and cash equivalents                  $3,794        $15,869
Accounts receivable, net                   90,307         68,762
Note receivable                               ---        200,000
Inventories:
   Finished                                63,021         55,451
   In process                              18,782         20,466
   Raw materials                           33,490         43,472
                                    -------------   ------------
Total inventories                         115,293        119,389
Other assets                               28,492         25,444
Net current assets of
  discontinued operations                  14,433          4,501
                                    -------------   ------------
    Total current assets                  252,319        433,965
Properties at cost, less
  accumulated depreciation
  of $175,482 in 2000 and
  $144,656 in 1999                        403,361        427,489
Goodwill, net                             483,607        490,558
Other assets                               41,558         54,527
Net noncurrent assets of
  discontinued operations                 207,941        220,499
                                    -------------   ------------
Total assets                           $1,388,786     $1,627,038
                                    =============   ============

LIABILITIES, MANDATORILY REDEEMABLE
PREFERRED STOCK AND SHAREHOLDERS'
EQUITY
Current maturities of long-term debt      $87,250       $400,000
Accounts payable                           40,472         56,165
Other current liabilities                  82,505         85,026
                                    -------------   ------------
   Total current liabilities              210,227        541,191

Long-term debt                            620,050        615,500
Other long-term liabilities                42,574         47,037
                                    -------------   ------------
   Total liabilities                      872,851      1,203,728

Mandatorily redeemable convertible
  preferred stock, at redemption
  value,  10% Series B, $0.01 par
  value, 1,000,000 shares authorized,
  issued and outstanding, stated
  value of $100 per share                 101,306            ---

Shareholders' equity
Preferred stock, $0.01 par value,
  20,000,000 shares authorized and
  1,000,000 shares designated,
  issued and outstanding, as
  10% Series B, convertible
  preferred stock                             ---            ---
Common stock, $0.01 par value
  100,000,000 shares authorized
  and 29,808,356 and 28,576,771
  issued and outstanding at
  September 30, 2000, and
  December 31, 1999, respectively             298            286
Paid-in capital                           422,335        422,885
Retained earnings (deficit)                (7,998)           ---
Accumulated other comprehensive
  income (loss)                                (6)           139
                                    -------------   ------------
   Total shareholders' equity             414,629        423,310
                                    -------------   ------------
Total liabilities, mandatorily
  redeemable preferred stock and
  shareholders' equity                 $1,388,786     $1,627,038
                                    =============   ============

See Notes to Consolidated Financial Statements.



        GRAPHIC PACKAGING INTERNATIONAL CORPORATION
           CONSOLIDATED STATEMENT OF CASH FLOWS
                      (In thousands)

                                         Nine months ended
                                           September 30,
                                          2000          1999
                                       -------       -------
Cash flows from operating activities:
   Net income (loss)                   ($7,998)      $34,129
   Adjustments to reconcile net
     income (loss) to net cash
     provided by operating
     activities:
      Restructuring charge               3,420           ---
      Gain on sales of businesses
        and other assets                (7,812)      (30,236)
      Depreciation and amortization     63,459        52,492
      Loss on disposal of Golden
        Aluminum                           ---        10,000
      Change in current assets and
        current liabilities and
        other                          (34,228)       41,823
                                       -------       -------
Net cash provided by operating
  activities                            16,841       108,208
                                       -------       -------
Cash flows from investing activities:
      Capital expenditures             (24,865)      (56,981)
      Sale of assets                     8,196       129,526
      Collection of note receivable    200,000           ---
      Acquisitions, net of cash
        acquired                           ---      (899,841)
      Other                                ---         3,776
                                       -------       -------
Net cash provided by (used in)
  investing activities                 183,331      (823,520)
                                       -------       -------
Cash flows from financing activities:
      Proceeds from borrowings          50,800     1,481,155
      Repayment of debt               (359,000)     (749,619)
      Proceeds from issuance of
        preferred stock                 98,650           ---
      Other                             (2,697)         (104)
                                       -------       -------
Net cash provided by (used in)
  financing activities                (212,247)      731,432
                                       -------       -------
Cash and cash equivalents:
   Net increase (decrease) in cash     (12,075)       16,120
    and cash equivalents
   Balance at beginning of period       15,869        26,196
                                       -------       -------
   Balance at end of period             $3,794       $42,316
                                       =======       =======

Cash flows from discontinued operations are included in the Consolidated Statement of Cash Flows.

See Notes to Consolidated Financial Statements



  GRAPHIC PACKAGING INTERNATIONAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Nature of Operations and Basis of Presentation: Graphic Packaging International Corporation (the "Company" or "Graphic Packaging") (formerly ACX Technologies, Inc.) is a manufacturer of packaging products used by consumer product companies as primary packaging for their end-use products. The Company's strategy is to maximize its competitive position and growth opportunities in its core business, folding cartons. Toward this end, over the past several years the Company has acquired two significant folding carton businesses and has disposed of several non-core businesses.

     The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company's accounting policies and other financial information is included in the audited financial statements filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 31, 1999.

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

     Amounts included in the notes to the consolidated financial statements pertain to continuing operations only, except where otherwise noted. Certain prior period information has been reclassified to conform to the current presentation.


Note 2.  Discontinued Operations

     The historical operating results of the following business segments have been segregated as discontinued operations on the accompanying Consolidated Income Statement for the three-month and nine-month periods ended September 30, 2000 and 1999. Net assets from these discontinued operations are similarly segregated on the face of the accompanying Consolidated Balance Sheet for the applicable periods. Discontinued operations have not been segregated on the Consolidated Statement of Cash Flows.

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

     Kalamazoo Mill

     The Company purchased the Kalamazoo Mill on August 2, 1999 as part of the acquisition of the Fort James packaging business. The Kalamazoo Mill produces coated recycled paperboard. In December 1999, the Board of Directors approved a plan to offer the Kalamazoo Mill for sale and to use the anticipated proceeds from the sale to repay a one-year term loan originally due on August 1, 2000. The Company has been unable to sell the Mill and therefore, as discussed below, took other measures to meet an August 1, 2000 debt maturity. An estimated fair value of $225 million was ascribed to the net assets of the Kalamazoo Mill, which includes approximately $106 million of preliminary goodwill allocated from the continuing operations of the Fort James packaging business acquisition. The amount of preliminary goodwill allocated to the Kalamazoo Mill is subject to change upon sale or other disposition. As a result, no gain or loss will be recorded upon any sale. The Company allocated approximately $5.6 million of interest expense to the Kalamazoo Mill for the three months ended September 30, 2000 and $15.5 million for the nine months ended September 30, 2000, based upon the estimated fair value of $225 million. In the event that the Kalamazoo Mill is not sold in the fourth quarter of 2000, the results of operations and the net assets of the Kalamazoo Mill will be reclassified into continuing operations for all prior and current periods presented in the Company's annual report for 2000.

     Golden Aluminum

     In 1996, the Board of Directors adopted a plan to dispose of the Company's aluminum rigid container sheet business operated by Golden Aluminum. In conjunction with this decision, the Company recorded pre-tax charges of $155.0 million for anticipated losses upon the disposition and estimated operating losses of the business through the disposition date. In March of 1997, Golden Aluminum was sold for $70.0 million, of which $10.0 million was paid at closing and $60.0 million was due within two years. In December of 1998, the Company extended the due date on the $60.0 million payment until September 1, 1999. In accordance with the purchase agreement, the purchaser exercised its right to return Golden Aluminum to the Company on August 23, 1999 in discharge of the $60.0 million obligation. The initial payment of $10.0 million was nonrefundable. The Company subsequently sold the assets of Golden Aluminum to another buyer for approximately $41 million on November 5, 1999. The disposition resulted in an after-tax loss of $6.1 million, which was recognized in the quarterly period ended September 30, 1999.

Financial Data - Discontinued Operations

     Financial data for CoorsTek, Golden Aluminum and the Kalamazoo Mill are summarized as follows (in thousands):

                     Three
                     months
                     ended
                   September           Three months ended
                    30, 2000           September 30, 1999
                   ---------  ------------------------------------
                   Kalamazoo            Golden  Kalamazoo
                      Mill    CoorsTek Aluminum  Mill [a]    Total
                   ---------  -------- -------- --------- --------
Net Sales            $10,207   $94,947     $---    $7,236 $102,183
                   =========  ======== ======== ========= ========
Income (loss)
  from operations
  before income
  taxes             ($1,780)    $5,340     $---   ($2,120)  $3,220
Income tax
  (expense)
  benefit                713    (2,136)     ---       850   (1,286)
                   ---------  -------- -------- --------- --------
Income (loss)
  from operations     (1,067)    3,204      ---    (1,270)   1,934

Income (loss)
  from disposal,
  before taxes           ---       ---  (10,000)      ---  (10,000)
Income tax benefit       ---       ---    3,893       ---    3,893
                   ---------  -------- -------- --------- --------
Net income (loss)    ($1,067)   $3,204  ($6,107)  ($1,270) ($4,173)
                   =========  ======== ======== ========= ========
Net income (loss)
  per basic share
  of common stock:
  Income (loss)
    from operations   ($0.03)    $0.11     $---    ($0.05)   $0.06
  Income (loss) on
    disposal             ---       ---    (0.21)      ---    (0.21)
                   ---------  -------- -------- --------- --------
Net income (loss)
  per basic share     ($0.03)    $0.11   ($0.21)   ($0.05)  ($0.15)
                   =========  ======== ======== ========= ========
Net income (loss)
  per diluted share
  of common stock:
  Income (loss)
    from operations   ($0.03)    $0.11     $---    ($0.04)   $0.07
  Income (loss) on
    disposal             ---       ---    (0.21)      ---    (0.21)
                   ---------  -------- -------- --------- --------
Net income (loss)
  per diluted share   ($0.03)    $0.11   ($0.21)   ($0.04)  ($0.14)
                   =========  ======== ======== ========= ========

[a]  Represents two months operating results.


                      Nine
                     months
                     ended             Nine months ended
                   September           September 30, 1999
                    30, 2000  ------------------------------------
                   Kalamazoo            Golden  Kalamazoo
                      Mill    CoorsTek Aluminum  Mill [a]    Total
                   ---------  -------- -------- --------- --------
Net Sales            $33,982  $266,937     $---    $7,236 $274,173
                   =========  ======== ======== ========= ========
Income (loss) from
  operations
  before income
  taxes              ($8,971)  $22,888     $---   ($2,120) $20,768
Income tax
  (expense)
  benefit              3,589    (8,628)     ---       850   (7,778)
                   ---------  -------- -------- --------- --------
Income (loss)
  from operations     (5,382)   14,260      ---    (1,270)  12,990

Income (loss) from
  disposal, before
  taxes                  ---       ---  (10,000)      ---  (10,000)
Income tax benefit       ---       ---    3,893       ---    3,893
                   ---------  -------- -------- --------- --------
Net income (loss)    ($5,382)  $14,260  ($6,107) ($1,270)   $6,883
                   =========  ======== ======== ========= ========
Net income (loss)
  per basic share
  of common stock:
  Income (loss)
    from
    operations        ($0.18)    $0.50     $---    ($0.05)   $0.45
  Income (loss) on
    disposal             ---       ---    (0.21)      ---    (0.21)
                   ---------  -------- -------- --------- --------
Net income (loss)
  per basic share     ($0.18)    $0.50   ($0.21)   ($0.05)   $0.24
                   =========  ======== ======== ========= ========
Net income (loss)
  per diluted share
  of common stock:
  Income (loss)
    from
    operations        ($0.18)    $0.49     $---    ($0.04)   $0.45
  Income (loss) on
    disposal             ---       ---    (0.21)      ---    (0.21)
                   ---------  -------- -------- --------- --------
Net income (loss)
  per diluted
  share               ($0.18)    $0.49   ($0.21)   ($0.04)   $0.24
                   =========  ======== ======== ========= ========

[a]  Represents two months operating results.



                      September 30, 2000   December 31, 1999
                         Kalamazoo Mill      Kalamazoo Mill
                      ------------------   -----------------
Current assets               $17,935            $18,449
Current liabilities           (3,502)           (13,948)
                          ----------         ----------
Net current assets           $14,433             $4,501
                          ==========         ==========

Noncurrent assets           $212,587           $224,619
Noncurrent liabilities        (4,646)            (4,120)
                          ----------         ----------
Net noncurrent assets       $207,941           $220,499
                          ==========         ==========

     Significant estimates have been made by management with respect to the estimated fair value of the Kalamazoo Mill and the resultant goodwill and interest allocations. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term.

Note 3.  Extraordinary Item

      During third quarter 1999, the Company retired $358 million of debt with the proceeds from a new $1.3 billion credit facility led by Bank of America. In connection with the $358 million debt repayment, the Company recorded an extraordinary loss of $2.3 million, net of taxes of $1.3 million, in the third quarter of 1999. The extraordinary loss represents prepayment penalties and the write off of unamortized loan origination costs, net of the related tax benefits. The after-tax loss was calculated using the estimated effective tax rate for the Company.


Note 4.   Asset Impairment and Restructuring Charges

     On May 12, 2000, the Company announced the planned closure of the Perrysburg, Ohio folding carton plant. The shutdown and related restructuring plan for the Perrysburg facility included asset impairments totaling $6.5 million and restructuring reserves of $1.35 million, which were recorded in the second quarter. The costs to shut down the Perrysburg facility, which was part of the acquisition of the Fort James packaging business, have been accounted for as a cost of the acquisition, with a resultant adjustment to goodwill. During the third quarter, the Company substantially completed the closure of the plant and the transition of the plant's business to other Company facilities. Approximately $0.5 million of restructuring charges have been paid through the third quarter related to the Perrysburg facility shutdown.

     The Company recorded a restructuring charge of $3.4 million in the first quarter of 2000 for anticipated severance costs as a result of the announced closure of the Saratoga Springs, New York plant. The Saratoga Springs plant was closed pursuant to a plant rationalization plan approved by the Company's Board of Directors in the fourth quarter of 1999. The Company has substantially completed the closure of the Saratoga Springs plant and the transition of the plant's business to other Company facilities. Approximately $0.9 million of restructuring charges have been paid through the third quarter related to the Saratoga Springs facility shutdown.

     A restructuring charge of $1.9 million was recorded in the fourth quarter of 1999 primarily related to severance costs at the Lawrenceburg, Tennessee plant. The Company initially planned to complete this restructuring, including the closure of the Boulder, Colorado plant and the reduction in force at the Lawrenceburg, Tennessee plant, by the end of the third quarter of 2000. However, customer needs in both Boulder and Lawrenceburg, coupled with the timing of the transition of business to the Company's new Golden, Colorado facility, have impacted the completion of the restructuring.

     The following summarizes the activity related to the Company's restructuring charges for the nine months ended September 30, 2000 (in thousands):

     Restructuring reserve balance
        at December 31, 1999                $1,720

     First quarter restructuring charge      3,420

     Second quarter restructuring charge     1,350

     Cash paid                              (2,362)
                                            ------
     Restructuring reserve balance
        at September 30, 2000               $4,128
                                            ======


Note 5.  Sale of Businesses and Other Assets

     The Company sold an airplane in the third quarter and patents and various other long-lived assets of its former developmental businesses during the first quarter for consideration of approximately $8.2 million. A pre-tax gain of $7.8 million was recognized relating to these asset sales.

      On September 2, 1999, the Company sold the assets and business of its flexible packaging division to Sonoco Products Company for approximately $105 million in cash. The Company used the proceeds from the sale, less transaction costs, to reduce debt. The Company recorded a pre-tax gain of $22.7 million and after-tax gain of $13.6 million or $0.48 per share on a basic basis and $0.47 per share on a diluted basis. The after-tax gain was calculated using the estimated effective tax rate for the Company.

     On August 3, 1999, the Company sold its majority interest in a group of solar electric distribution companies to Kyocera International, Inc., a wholly owned subsidiary of Kyocera Corporation. The Company realized $30.8 million in cash of which $20.8 million was consideration for the Company's equity position and of which $10 million was for the repayment of certain debt owed to the Company. The Company used the proceeds from the sale, less transaction costs, to reduce debt. The pre-tax gain recorded in conjunction with this transaction totaled $7.5 million while the post-tax gain was $4.5 million. The after-tax gain was calculated using the estimated effective tax rate for the Company. Resultant earnings per share on a basic and diluted basis for this sale were $0.16.


Note 6.  Segment Information

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

     The tables below summarize information, in thousands, about the Company's reportable segments. Discontinued operations include the Kalamazoo Mill since its acquisition in August 1999 and CoorsTek in all of 1999.

Three months
ended                                Depreciation
September 30,       Net    Operating      And       Capital
2000               Sales     Income  Amortization Expenditures
---------------   -------- --------- ------------ ------------
Packaging         $273,247   $14,950      $16,421       $7,645
Discontinued
  operations           ---       ---        4,280          118
                  -------- --------- ------------ ------------
  Consolidated
    total         $273,247   $14,950      $20,701       $7,763
                  ======== ========= ============ ============

Three months
ended
September 30,
1999
---------------
Packaging         $231,203   $12,888      $13,867      $14,705
Other                5,178      (535)         195          591
                  -------- --------- ------------ ------------
  Segment total    236,381    12,353       14,062       15,296
Corporate              ---    (2,695)          64          ---
Discontinued
  operations           ---       ---        8,317        4,172
                  -------- --------- ------------ ------------
  Consolidated
    total         $236,381    $9,658      $22,443      $19,468
                  ======== ========= ============ ============


Nine months
ended                                Depreciation
September 30,        Net   Operating      and       Capital
2000                Sales    Income  Amortization Expenditures   Assets
---------------   -------- --------- ------------ ------------ ----------
Packaging         $798,981   $35,360      $50,303      $23,360 $1,166,412
Discontinued
  operations,
  net assets           ---       ---       13,156        1,505    222,374
                  -------- --------- ------------ ------------ ----------
  Consolidated
    total         $798,981   $35,360      $63,459      $24,865 $1,388,786
                  ======== ========= ============ ============ ==========

Nine months
ended
September 30,
1999
---------------
Packaging         $530,463   $43,027      $31,160      $47,270
Other               35,489      (108)         726        1,550
                  -------- --------- ------------ ------------
  Segment total    565,952    42,919       31,886       48,820
Corporate              ---    (8,035)         199           18
Discontinued
  operations,
  net assets           ---       ---       20,407        8,143
                  -------- --------- ------------ ------------
  Consolidated
    total         $565,952   $34,884      $52,492      $56,981
                  ======== ========= ============ ============


Note 7.   Shareholders' Rights Plan

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


Note 8.   Preferred Stock

     As discussed above, the Company has been unable to sell the Kalamazoo Mill. As the Company planned to use the proceeds from this sale to repay the remaining balance of $169 million on its one-year term loan due August 1, 2000, the Company negotiated an extension of time to repay the one-year term loan balance due until August 15, 2001 in exchange for new debt covenants and the repayment of $100 million of the balance of the one-year term loan through the issuance of preferred stock.

     On August 15, 2000 the Company issued one million shares of 10% Series B Convertible Preferred Stock (the Preferred Stock) at $100 per share to the Grover C. Coors Trust (the Trust). At the time of the issuance of the Preferred Stock, the Trust owned 9% of the Company's outstanding common stock. The Trust's beneficiaries are members of the Coors family. Individual members of the Coors family and other Coors family trusts held a controlling interest in the Company at the time of issuance of the Preferred Stock. As a condition to the issuance of the Preferred Stock, a fairness opinion was obtained as to the consideration received and the value of the Preferred Stock at issuance as consistent with open market conditions and values for similar securities.

     The Trust, as holder of the Preferred Stock, has the following rights and preferences:

     Conversion Feature

     Each share of Preferred Stock is convertible into shares of the Company's common stock at $2.0625 per share of common stock. The conversion price of $2.0625 is 125% of the average NYSE closing price per share of the Company's common stock for the five trading days prior to August 15, 2000 - which was $1.65. Since the Preferred Stock was issued at $100 per share, a complete conversion would result in the issuance of 48,484,848 additional shares of the Company's common stock.

     The Trust holds 2,727,016 shares of the Company's common stock on September 30, 2000 which represent approximately 9% of all common shares outstanding (29,808,356). On an as-converted basis, the Trust would hold 51,211,864 shares of the Company's common stock on September 30, 2000, which would be approximately 65% of all shares outstanding (78,293,204).

     Redemption Features

     The Company can redeem the preferred stock at $105 per share beginning on August 15, 2005, reduced by $1 per share per year until August 15, 2010.

     Initially, the Trust had the right to require redemption of the preferred stock after ten years at $100 per share, plus any unpaid dividends. Under the terms of the preferred stock purchase agreement, the Trust's right to require redemption of the preferred shares terminated in October 2000 upon the agree-ment of Adolph Coors Company to register with the Securities and Exchange Commission Coors Class B common stock held by the Trust for resale. Termination of the Trust's redemption feature will result in the reclassification of the $100 million preferred stock carrying value to shareholders' equity in the fourth quarter of 2000.

     Dividends

     Dividends are payable quarterly, beginning October 1, 2000, at an annual rate of 10%. Dividends are cumulative and hold a preference to any dividends paid to other shareholders. The Preferred Stock participates in any common stock dividends on an as-converted basis. If dividends are not paid for two consecutive quarters, the Trust may elect one director to the Company's Board. If dividends are not paid for four consecutive quarters, the Trust may elect a majority of the directors to the Company's Board and effectively control the Company.

     Liquidation Preference

     The Preferred Stock has a liquidation preference over the Company's common stock at $100 per share, plus unpaid dividends. The Preferred Stock also participates in any liquidation distributions to the common shareholders on an as-converted basis.

     Voting and Registration Rights

     Every two shares of common stock underlying the Preferred Stock on an as-converted basis receive one vote. Therefore, the Trust will now vote 24,242,424 shares, in addition to the 2,727,016 shares of common stock held. The Trust may require the Company, with certain limitations, to register under the Securities Act of 1933 the common shares into which the Preferred Stock may be converted.


Note 9.   Subsequent Event

      On October 31, 2000, the Company sold the net assets of its Malvern, Pennsylvania plant for approximately $35 million. A pre-tax gain in excess of $10 million will be recognized in the fourth quarter of 2000 as a result of the sale. Proceeds from the sale were used to reduce debt.



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

General Business Overview

      Graphic Packaging International Corporation (the "Company" or "Graphic Packaging") is a manufacturer of packaging products used by consumer product companies as primary packaging for their end-use products. Over the past several years, and culminating with the spin-off of CoorsTek on December 31, 1999, the Company has moved from a diversified group of subsidiaries - each operating in different markets - to a Company focused on the folding carton segment of the packaging industry. By strategically disposing of non-core businesses; acquiring two major businesses in the folding carton industry; and executing rationalization plans, the Company has developed into one of the largest folding carton companies in North America.

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

     On October 31, 2000, the Company sold its Malvern, Pennsylvania plant (a non-core asset) for approximately $35 million in cash.

Segment Information

     The Company's continuing operations include one reportable business segment in 2000 - Packaging. Discontinued operations include the Kalamazoo Mill since its acquisition in August 1999 and CoorsTek in all of 1999. The Company's operations in 1999 included an "Other" segment, consisting of a real estate development partnership, a majority interest in a group of solar electric distribution companies prior to their sale in August 1999, and several technology-based businesses prior to March 1999.

Results from Continuing Operations

     Consolidated net sales for the three months ended September 30, 2000 increased 15.6% to $273.2 million as compared to consolidated net sales of $236.4 million for the same period in 1999. For the nine months ended September 30, consolidated net sales increased 41.2% to $799.0 million compared to the same period in 1999. The increases over 1999 are primarily due to the additional revenues generated by the former Fort James plants in 2000 and a board price increase which was passed through to customers in 2000, partially off-set by the loss of revenues from the flexible plants sold in the third quarter of 1999. The Company has also gained new customers and new business with existing customers during 2000 which management attributes to the Company's focus on customers.

     Consolidated gross profit margins for the third quarter and the nine months ended September 30, 2000 were both 12.2%, decreasing from the 12.9% and 16.3% gross profit margins achieved in the comparable periods of 1999. The decrease corresponds to the higher volume, lower margin product mix in the Company's business in 2000 when compared to the product mix in 1999 - which included the flexible plant products. The plant rationalization activity undertaken in 2000 and the startup of the Golden facility, coupled with higher raw material and energy-related costs, have also impacted margins.

     Selling, general and administrative costs decreased 17.7% between the third quarter of 2000 and the third quarter of 1999. In comparison with the nine months ended September 30, 1999, the year-to-date costs are 7.7% lower in 2000. The decreases have largely been achieved by realigning business functions and eliminating costs associated with managing non-core businesses and assets. The Company continues to focus on keeping these costs under 6% of net sales.

      Depreciation and goodwill amortization have increased $11.0 million to $63.5 million during the nine months ended September 30, 2000, as compared to the same period in 1999. This is the result of the purchase of the Fort James plants in the third quarter of 1999.

     Consolidated operating income margin in the third quarter of 2000 was 5.5%, compared to 4.7% and 3.0% in the second and first quarters of 2000, respectively, and 4.1% in the third quarter of 1999. The improvements achieved between quarters in 2000 are indicative of the Company's ability to integrate the former Ft. James plants and businesses into operations and the Company's efforts to reduce selling, general and administrative costs. Operating income margin for the nine months ended September 30, 2000 was 4.4%, compared to 6.2% in the first nine months of 1999. The year-to-date decreases reflect residual productivity issues in the first half of 2000 because of plant rationalization activity and the startup of the Golden facility, combined with an increased mix of lower margin business and increases in depreciation and goodwill amortization, as discussed above.

     Net interest expense for the third quarter of 2000 totaled $16.1 million, a $9.6 million increase from the $6.5 million of net interest expense recorded in the third quarter of 1999. Likewise, net interest expense for the first nine months of 2000 increased $32.7 million when compared to the $14.8 million of net interest expense recorded in the comparable 1999 period. The increased interest expense is due to the borrowings used to purchase the Fort James packaging business, increases in interest rates during 2000, and amortization of additional debt issuance costs incurred in 2000 to restructure the Company's debt.

     The consolidated effective tax rate for the third quarter and the first nine months of 2000 was approximately 40%. The Company does not expect the effective tax rate to vary significantly over the next year.

Asset Impairment and Restructuring Charges

     On May 12, 2000, the Company announced the planned closure of the Perrysburg, Ohio folding carton plant. The shutdown and related restructuring plan for the Perrysburg facility included asset impairments totaling $6.5 million and restructuring reserves of $1.35 million, which were recorded in the second quarter. The asset impairment and restructuring costs to shut down the Perrysburg facility, which was part of the acquisition of the Fort James packaging business, have been accounted for as a cost of the acquisition, with a resultant adjustment to goodwill. During the third quarter, the Company substantially completed the closure of the plant and the transition of the plant's business to other Company facilities.

     The Company recorded a restructuring charge of $3.4 million in the first quarter of 2000 for anticipated severance costs as a result of the announced closure of the Saratoga Springs, New York plant. The Saratoga Springs plant is being closed pursuant to a plant rationalization plan approved by the Company's Board of Directors in the fourth quarter of 1999. The Company has substantially completed the closure of the Saratoga Springs plant and the transition of the plant's business to other Company facilities.

     A restructuring charge of $1.9 million was recorded in the fourth quarter of 1999 primarily related to severance costs at the Lawrenceburg, Tennessee plant. The Company initially planned to complete this restructuring, including the closure of the Boulder, Colorado plant and the reduction in force at the Lawrenceburg, Tennessee plant, by the end of the third quarter of 2000. However, customer needs in both Boulder and Lawrenceburg, coupled with the timing of the transition of business to the Company's new Golden, Colorado facility, have impacted the completion of the restructuring.

Sale of Assets

     The Company sold an airplane in the third quarter and patents and various other long-lived assets of its former developmental businesses during the first quarter for consideration of approximately $8.2 million. A pre-tax gain of $7.8 million was recognized relating to these asset sales.

      On September 2, 1999, the Company sold the assets and business of its flexible packaging division to Sonoco Products Company for approximately $105 million in cash. The Company used the proceeds from the sale, less transaction costs, to reduce debt. The Company recorded a pre-tax gain of $22.7 million and after-tax gain of $13.6 million or $0.48 per share on a basic basis and $0.47 per share on a diluted basis. The after-tax gain was calculated using the estimated effective tax rate for the Company.

     On August 3, 1999, the Company sold its majority interest in a group of solar electric distribution companies to Kyocera International, Inc., a wholly owned subsidiary of Kyocera Corporation. The Company realized $30.8 million in cash of which $20.8 million was consideration for the Company's equity position and of which $10 million was for the repayment of certain debt owed to the Company. The Company used the proceeds from the sale, less transaction costs, to reduce debt. The pre-tax gain recorded in conjunction with this transaction totaled $7.5 million while the post-tax gain was $4.5 million. The after-tax gain was calculated using the estimated effective tax rate for the Company. Resultant earnings per share on a basic and diluted basis for this sale were $0.16.

      On October 31, 2000, the Company sold the net assets of its Malvern, Pennsylvania plant for approximately $35 million. A pre-tax gain in excess of $10 million will be recognized in the fourth quarter of 2000 as a result of the sale. Proceeds from the sale were used to reduce debt.

     In 1996, the Board of Directors adopted a plan to dispose of the Company's aluminum rigid container sheet business operated by Golden Aluminum. In conjunction with this decision, the Company recorded pre-tax charges of $155.0 million for anticipated losses upon the disposition and estimated operating losses of the business through the disposition date. In March of 1997, Golden Aluminum was sold for $70.0 million, of which $10.0 million was paid at closing and $60.0 million was due within two years. In December of 1998, the Company extended the due date on the $60.0 million payment until September 1, 1999. In accordance with the purchase agreement, the purchaser exercised its right to return Golden Aluminum to the Company on August 23, 1999 in discharge of the $60.0 million obligation. The initial payment of $10.0 million was nonrefundable. The Company subsequently sold the assets of Golden Aluminum to another buyer for approximately $41 million on November 5, 1999. The disposition resulted in an after-tax loss of $6.1 million, which was recognized in the quarterly period ended September 30, 1999.

Discontinued Operations

     Discontinued operations consist of the Kalamazoo Mill since its acquisition in August 1999, CoorsTek in all of 1999, and Golden Aluminum through the third quarter 1999.

     The Company purchased the Kalamazoo Mill on August 2, 1999 as part of the acquisition of the Fort James packaging business. The Kalamazoo Mill produces coated recycled paperboard. In December 1999, the Board of Directors approved a plan to offer the Kalamazoo Mill for sale and to use the anticipated proceeds from the sale to repay a one-year term loan originally due on August 1, 2000. The Company has been unable to sell the Mill and therefore, as discussed below, took other measures to meet a August 1, 2000 debt maturity. An estimated fair value of $225 million was ascribed to the net assets of the Kalamazoo Mill, which includes approximately $106 million of preliminary goodwill allocated from the continuing operations of the Fort James packaging business acquisition. The amount of preliminary goodwill allocated to the Kalamazoo Mill is subject to change upon sale or other disposition. As a result, no gain or loss will be recorded upon any sale. The Company allocated approximately $5.6 million of interest expense to the Kalamazoo Mill for the three months ended September 30, 2000 and $15.5 million for the nine months ended September 30, 2000, based upon the estimated fair value of $225 million. In the event that the Kalamazoo Mill is not sold in the fourth quarter 2000, the results of operations and the net assets of the Kalamazoo Mill will be reclassified into continuing operations for all prior and current periods presented in the Company's annual report for 2000.

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

      During the first quarter of 2000, the Company utilized the $200 million of proceeds from the CoorsTek spin-off to reduce outstanding debt. In addition, in August of 2000, the Company issued $100 million of Convertible Preferred Stock and reduced outstanding debt with the proceeds. In conjunction with the preferred stock issuance, the Senior Credit Facilities were amended to extend the term of the one year facility, allow for the payment of a dividend on the newly issued preferred stock, and to revise the financial covenants and required amortization schedule under the five-year term loan.

     As of September 30, 2000, the Company's borrowings under the Senior Credit Facilities totaled $707.3 million and bore interest at a blended rate of approximately 11.1%, including amortization of debt issuance costs. Amounts outstanding under the Senior Credit Facilities at September 30, 2000 were as follows (in thousands):

     One-year term loan; originally due August 1,
     2000, subsequently extended to August 15, 2001     $ 68,500

     Five-year term loan; including current
     maturities of $6.25 million due March 31,
     2001, June 30, 2001, and September 30, 2001         312,500

     Five-year revolving credit facility                 326,300
                                                       ---------
     Total                                               707,300

     Less: current maturities                            (87,250)
                                                       ---------
     Long-term maturities                              $ 620,050
                                                       =========

      Amounts borrowed under the Senior Credit Facilities bear interest under various pricing alternatives plus a spread depending on the Company's leverage ratio. The various pricing alternatives include (i) LIBOR, or (ii) the higher of the Federal Funds Rate plus 0.5% or the prime rate. In addition, the Company pays a commitment fee that varies based upon the Company's leverage ratio and the unused portion of the revolving credit facility. Mandatory prepayments under the Senior Credit Facilities are required from the proceeds of any significant asset sale or from the issuance of any debt or equity securities. In addition, the five-year term loan is due in quarterly installments beginning with the first quarter of 2000. Total installments for 2001 through 2004, respectively, are $25 million, $35 million, $40 million, and $50 million.

     The Senior Credit Facilities are secured with first priority liens on all material assets of the Company and all of its domestic subsidiaries. The Credit Agreement currently limits the Company's ability to pay dividends other than permitted dividends on the Preferred Stock, and imposes limitations on the incurrence of additional debt, acquisitions, capital expenditures and the sale of assets. At September 30, 2000, the Company was in compliance with all its covenants.

      As discussed above, $87.25 million of borrowings are due within one year, including $68.5 million outstanding on the one-year term facility. On October 31, 2000, the Company sold its facility in Malvern, Pennsylvania and used the proceeds of $35 million to reduce the amount outstanding under this facility to $33.5 million. The Company has various alternatives to fund the remaining balance of this note by August 15, 2001 including cash flow, the revolving credit facility, and the potential issuance of a subordinated debt facility. If the Company is unable to pay the accelerated payments, the lenders could elect to proceed against the collateral in order to satisfy the Company's obligations.

     The Company has entered into interest rate swap arrangements to hedge a portion of its borrowings under the Senior Credit Facilities. Under the interest rate swap agreements, the Company pays interest at an average risk-free fixed rate of 5.94% on $100 million of its borrowings and an average risk-free fixed rate of 6.98% on $125 million of its borrowings. In addition, the Company has interest rate contracts that provide interest rate cap protection on $350 million of its floating rate debt.

      The Consolidated Statement of Cash Flows includes cash generated or used by the operations shown in the income statement as discontinued operations, namely CoorsTek and the Kalamazoo Mill. On this basis, net cash provided by operations was $16.8 million, and $108.2 million for the nine months ended September 30, 2000 and 1999, respectively.

       The Company currently expects that cash flow from operations, borrowings under the Senior Credit Facilities and the possible issuance of a subordinated debt facility will be adequate to meet the Company's needs for working capital, temporary financing for capital expenditures and debt repayments. The Company's working capital position as of September 30, 2000 was $42.1 million, which includes the one-year term note of $68.5 million due August 15, 2001.

      Although the Company has seen some recent increases in energy and related costs, the impact of wholesale inflation on the Company's financial position and results of operations has been minimal and is not expected to adversely affect future results.


Item 3.  Quantitative and Qualitative Disclosures about  Market
         Risk

Interest Rate Risk

      As of November 1, 2000, the Company's capital structure includes approximately $653 million of debt that bears interest with an underlying rate based upon short-term interest rates. The Company has entered into interest rate swap agreements that lock in a risk free interest rate of 5.94% on $100 million of the borrowings, and a risk-free interest rate of 6.98% on $125 million of the borrowings. In addition, the Company has capped its LIBOR base rate to 8.13% on $200 million of borrowings and 6.75% on $150 million of borrowings. With these swaps and caps in place and based upon current debt outstanding, a 1% increase in interest rates could impact annual pre-tax results by approximately $2.8 million.

Factors That May Affect Future Results

     Certain statements in this document are forward looking and so involve uncertainties that may cause actual results to be materially different from those stated or implied. Specifically, a) revenue projections for the fourth quarter of 2000 might be reduced because customers experience lower demand or find alternative suppliers, or because the Company, as a result of plant closures, is unable to efficiently move business or to qualify that business at other plants; b) margins might be reduced due to competitive pricing of products sold and due to increases in operating and materials costs, including energy and recycled fiber; c) the benefits of reorganization and optimization to be realized, including the startup of the Golden plant, are uncertain because of possible delays and increases in costs; d) the Company is exposed to higher than predicted interest rates on the unhedged portion of its debt and on any new debt it might incur; e) if the Company is unable to meet the financial covenants on its debt, it could be subject to higher interest rates or possible default; and
f) the Company might not meet its estimates for the fourth quarter as a result of higher integration costs following the transfer of production from Saratoga Springs and Perrysburg, competition on pricing, higher than predicted interest rates, and other business factors.



                  PART II.   OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

     On August 15, 2000 the Company issued $100 million of Series B convertible preferred stock in order to reduce its one-year term loan balance. The Series B convertible preferred stock is exempt from the registration requirements of the Security Act of 1933, under Section 3 of the Act. Terms and conditions of the Series B convertible preferred stock are incorporated by reference from Note 8 to the consolidated financial statements presented herein.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit
Number         Document Description

4.1 Preferred Stock Purchase Agreement, dated as of August 15, 2000, between the Company and the Grover C. Coors Trust (incorporated by reference from the Company's Form 8-K filed August 31, 2000).

4.2 Registration Rights Agreement, dated as of August 15, 2000, between the Company and the Grover C. Coors Trust (incorporated by reference from the Company's Form 8-K filed August 31, 2000).

4.3 Statement of Designations, approved by the Company's Board of Directors on August 14, 2000 (incorporated by reference from the Company's Form 8-K filed August 31, 2000).

4.4 10% Series B Convertible Preferred Stock Certificate (incorporated by reference from the Company's Form 8-K filed August 31, 2000).

10.1 Second Amendment to Revolving Credit and Term Loan Agreement, dated as of July 28, 2000, among the Company and its one-year term lenders (incorporated by reference from the Company's Form 8-K filed August 31,
         2000).

10.2 Third Amendment to Revolving Credit and Term Loan Agreement, dated as of August 14, 2000, among the Company and its lenders (incorporated by reference from the Company's Form 8-K filed August 31, 2000).

27       Financial Data Schedule


(b)  Reports on Form 8-K

     On August 31, 2000, the Company filed a Current Report on Form 8-K disclosing its capital restructuring activities, including the amendment of its senior debt agreements and the issuance of preferred stock.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 14, 2000       By /s/Gail A. Constancio
                               ---------------------------------
                                     Gail A. Constancio
                                     (Chief Financial Officer)

Date:  November 14, 2000       By /s/John S. Norman
                               ---------------------------------
                                     John S. Norman
                                     (Corporate Controller)