Form 10-K
period 2000-12-31
GRAPHIC PACKAGING INTERNATIONAL CORP
filed 2001-03-23
CIK 892793

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

[X]   ANNUAL  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

  As of March 12, 2001 there were 31,171,969 shares of common stock outstanding. The aggregate market value of such shares, other than shares held by persons who may be deemed affiliates of the Registrant, was $37,753,000.

DOCUMENTS INCORPORATED BY REFERENCE
  Registrant's Proxy Statement filed in connection with the 2001
Annual Meeting of Shareholders is incorporated by reference into
Part III.



          GRAPHIC PACKAGING INTERNATIONAL CORPORATION.
                   Annual Report on Form 10-K
                        December 31, 2000


                        TABLE OF CONTENTS



                                                        Page
                                                         No.
PART I

Item 1.        Business                                    3
Item 2.        Properties                                 10
Item 3.        Legal Proceedings                          11
Item 4.        Submission of Matters to a Vote of
               Security Holders                           11


PART II

Item 5.        Market for the Registrant's Common
               Stock and Related Stockholder Matters      12
Item 6.        Selected Financial Data                    13
Item 7.        Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                 15
Item 7A.       Quantitative and Qualitative Disclosures
               About Market Risk                          26
Item 8.        Financial Statements and Supplementary
               Data                                       27
Item 9.        Changes in and Disagreements with
               Accountants on Accounting and
               Financial Disclosure                       59


PART III

Item 10.       Directors and Executive Officers of
               the Registrant                             59
Item 11.       Executive Compensation                     59
Item 12.       Security Ownership of Certain Beneficial
               Owners and Management                      59
Item 13.       Certain Relationships and Related
               Transactions                               59


PART IV

Item 14.       Exhibits, Financial Statement Schedules
               and Reports on Form 8-K                    60





           GRAPHIC PACKAGING INTERNATIONAL CORPORATION


                             PART I

ITEM 1.  BUSINESS

      Graphic Packaging International Corporation (the Company or
GPC), formerly ACX Technologies, Inc., is a manufacturer of packaging products used by consumer product companies as primary packaging for their end-use products. The Company's strategy is to maximize its competitive position and growth opportunities in its sole business, folding cartons. The Company's executive offices are located at 4455 Table Mountain Drive, Golden, Colorado 80403. The Company's telephone number is (303) 215-4600.

(a)  General Development of Business

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

     To better reflect the nature of the Company's new business focus, the Company changed its ticker symbol on the New York Stock Exchange to "GPK" and formally changed the Company's name from ACX Technologies, Inc. to Graphic Packaging International Corporation in 2000.

     CoorsTek Spin-Off

      Effective December 31, 1999, the Company distributed to its shareholders all the outstanding common stock of the ceramics business, CoorsTek, and its subsidiaries (collectively referred to as CoorsTek) in a tax-free spin-off transaction. One share of CoorsTek common stock was distributed for every four shares of Company common stock owned. The tax basis allocation of costs for Company shares acquired pre-spin off is: GPC 55.56% and CoorsTek 44.44%.

     Integration and Optimization

     The Company acquired Universal Packaging Corporation in 1998 and the packaging business of Fort James Corporation in 1999 in order to complement the traditional Graphic Packaging Corporation plants and to strengthen the Company's position in the folding carton market. These acquisitions brought the advantages of both expanded capacity and customer relationships with some of the largest consumer product corporations in the United States. The year ended December 31, 2000 provided the Company both challenges and opportunities inherent in the integration of these businesses and the optimization of the expanded capacity. As discussed below, the Company proceeded with its restructuring plans and dispositions of noncore assets during 2000 in order to facilitate the optimization of its capacity and the integration of its new facilities.

(b)  Financial Information about Industry Segments, Foreign
Operations and Foreign Sales

     The table below summarizes information, in thousands, about reportable segments as of and for the years ended December 31.
Discontinued operations include CoorsTek.

                         Operating Depreciation
                  Net      Income       And                    Capital
                 Sales     (Loss)  Amortization   Assets    Expenditures
              ---------- --------- ------------ ----------  ------------
2000
Packaging     $1,102,590   $51,223      $83,094 $1,331,450       $30,931
              ========== ========= ============ ==========   ===========
1999
Packaging       $805,593   $42,735      $55,406 $1,397,518       $74,273
Other             44,562     2,103          618     19,699         1,568
              ---------- --------- ------------ ----------   -----------
 Segment total   850,155    44,838       56,024  1,417,217        75,841
Corporate            ---   (10,479)         260    225,954[a]         17
Discontinued
 operations,
 net assets          ---       ---       22,711        ---        15,597
              ---------- --------- ------------ ----------   -----------
 Consolidated
   total        $850,155   $34,359      $78,995 $1,643,171       $91,455
              ========== ========= ============ ==========   ===========
1998
Packaging       $623,852   $38,808      $35,924   $539,039       $47,498
Other             67,925    (3,047)       1,270     56,905         3,384
              ---------- --------- ------------ ----------   -----------
 Segment total   691,777    35,761       37,194    595,944        50,882
Corporate            ---    (8,941)         336    101,359[b]        690
Discontinued
 operations,
 net assets          ---       ---       19,977    148,719        26,891
              ---------- --------- ------------ ----------   -----------
 Consolidated
   total        $691,777   $26,820      $57,507   $846,022       $78,463
              ========== ========= ============ ==========   ===========

[a] Corporate assets for 1999 consist primarily of a $200 million note receivable from CoorsTek as a result of the spin-off, and debt issuance costs.
[b] Corporate assets for 1998 include a $60 million note receivable from the sale of Golden Aluminum, deferred taxes and certain properties.

     Certain   financial  information  regarding  the  Company's
domestic and foreign operations is included in the following summary, which excludes discontinued operating segments. Long-lived assets include plant, property and equipment, intangible assets, and certain other non-current assets.

                   Net       Long-Lived
(In thousands)    Sales        Assets
                ----------   ----------
2000

United States   $1,100,491   $1,103,411
Canada               2,099        1,974
Other                  ---        2,694
                ----------   ----------
  Total         $1,102,590   $1,108,079
                ==========   ==========
1999

United States     $798,277   $1,189,599
Canada              51,878        3,689
Other                  ---        2,694
                ----------   ----------
  Total           $850,155   $1,195,982
                ==========   ==========
1998

United States     $626,715
Canada              57,079
Other                7,983
                ----------
  Total           $691,777
                ==========


(c)       Narrative Description of Operating Segments

Packaging

     General: The Company develops, manufactures and sells value-added paperboard packaging products used by manufacturers as
primary   packaging  for  their  end-use  products.   Value-added
packaging has characteristics such as high-impact graphics; product protection; resistance to abrasion and radiant heat; microwave management; and barriers to moisture, gas penetration, solvent penetration and leakage.

     The Company began business with a single plant in 1974 as part of the vertical integration of ACCo's business. Since that time, the Company has expanded its product capabilities and geographic presence through plant expansions and acquisitions. Sales to Coors Brewing Company represented approximately 10% of the Company's net sales in 2000.

     The Company acquired Universal Packaging Corporation in January 1998 followed by the acquisition of the Fort James packaging business in August 1999. These two acquisitions added 19 facilities and complemented GPC's capabilities with processes such as web-fed and sheet-fed printing, electron beam curing of inks and coatings, rotary die cutting and production of coated recycled paperboard. The acquisitions have allowed the Company to expand into several new end-use markets and added to its blue-chip customer list. Coincident with the acquisitions, GPC sold its flexible packaging business in September 1999, closed two folding carton facilities during 2000, and sold a noncore packaging facility in October 2000. These plant closures are part of a plan to reduce overhead without impacting effective capacity. See related discussion regarding asset impairment and restructuring charges in Management's Discussion and Analysis of Financial Condition and Results of Operations. As of December 31, 2000, the Company operated 20 manufacturing facilities in the United States and Canada.

     Markets and Products: The fiber-based product packaging industry includes: paperboard packaging which consists of corrugated products, folding cartons and rigid fiber boxes and food service containers such as disposable clam-shells, plates and cups; and flexible packaging such as printed and laminated bags, overwraps and labels. GPC competes in the folding carton segment of the industry.

     The U.S. folding carton industry is currently an estimated $8.4 billion market that experienced an average annual growth rate from 1987 to 1997 of 2%. Shipments from 1997 to 1998 declined 1% and have been estimated to have grown slightly in
1999 and 2000. Over the last several years, in addition to growth through acquisitions, the major portion of GPC's revenue growth has come from sales to Coors Brewing and customers in the detergent, cereal, premium bar soap, quick service restaurant markets, dry and frozen food markets, and promotional packaging.

     In manufacturing value-added folding cartons, GPC uses, among other processes, an internally developed, patented composite packaging technology, Composipac[R] (Composipac), which provides finished products with high quality graphics that have enhanced abrasion protection and moisture, air or other special barrier properties. GPC's Composipac technology is designed to meet the continuing specialized needs of its beverage, powdered detergents, soap and promotional packaging customers. This technology also provides the Company with the unique ability to cost-effectively produce full web lamination holographic cartons. The Company believes demand for holographic cartons is growing in the toothpaste, promotional and other market segments.

     In addition, GPC has been a leader in the development and marketing of microwave packaging technology. The Company's Qwik Wave[R] susceptor packaging provides browning and crisping qualities for microwave foods. This is made possible through the use of an ultra thin layer of aluminum that heats directly when exposed to microwave power. GPC has added to the Qwik Wave[R] technology with packaging branded under the Micro-Rite[R] name, which consists of a series of aluminum circuits applied to paperboard that provides power distribution for even cooking. Interactive foil technology allows controlled heating that results in conventional oven quality in microwave time.

     Strategy: The Company's strategy is to maintain its focus on valued customer relationships and market leadership. It plans to continue to do so by employing capital and resources to remain the industry's low-cost producer of folding cartons while
continuing   to  invest  in  the  future  through  research   and
development. Leveraging its expanded sales force from the acquisitions of Universal Packaging and the Fort James folding carton business, GPC emphasizes its ability to provide innovative products with value-added characteristics that stand out from its customers' competitors on the supermarket shelves.

     Manufacturing and Raw Materials: GPC uses a variety of raw materials such as paperboard, paper, inks, aluminum foil, plastic films, plastic resins, adhesives and other materials which are available from domestic and foreign suppliers. Historically, GPC has not experienced difficulty in obtaining adequate supplies of raw materials and difficulty is not anticipated in the future. While many sources of each of these materials are available, the Company prefers to develop strategic long-standing alliances with vendors, including the use of multi-year supply agreements, in order to provide a guaranteed source of materials that satisfies customer requirements while obtaining the best quality, service and price. Business disruptions or financial difficulties of a sole source supplier, which the Company does not anticipate, could have an adverse effect by increasing the cost of these materials and causing delays in manufacturing while other suppliers are being qualified.

      GPC's operating margins were negatively impacted by rising energy costs in 2000, including energy-related costs such as transportation. Where available, the Company takes advantage of forward purchase contracts for its seasonal energy needs in order to stabilize these expenditures.

     Sales and Distribution: Products are sold primarily to well-recognized consumer product manufacturers in North America. Sales are made primarily through direct sales employees of GPC that work from offices located throughout the United States and, to a lesser degree, through broker arrangements with third parties. GPC's selling activities are supported by its technical and development staff.

     Most of the Company's sales are made under sales contracts at prices that are subject to periodic adjustment for market price changes of raw materials and other costs. Products are made in accordance with customer specifications. The Company had approximately $111 million in open orders in March 2001, as compared to approximately $175 million in March 2000. The Company expects to ship most of the open orders by the end of the second quarter of 2001. Total open orders and comparisons vary because of a number of factors and are not necessarily indicative of past or future operating results.

      Dependence on Major Customers: Sales to Kraft Foods, Inc. and affiliates under various long-term contracts accounted for approximately 14%, 20% and 15% of the Company's consolidated sales for 2000, 1999 and 1998, respectively; however, future sales may vary from historical levels. In 1999, GPC entered into a new five-year supply agreement with Kraft Foods to supply one hundred percent of their folding carton needs for specified product lines.

      Sales to Coors Brewing accounted for approximately 10%, 13% and 17% of the Company's consolidated sales for 2000, 1999 and 1998, respectively; however, future sales may vary from historical levels. In 1998, the Company entered into a five-year supply agreement with Coors Brewing to supply packaging products. The agreement includes stated quantity commitments and requires annual repricing. The Company also sold refined corn starch to Coors Brewing until the disposition of this business on January 31, 1999.

      The loss of Kraft Foods or Coors Brewing as a customer in the foreseeable future would have a material effect on the Company's results of operations.

     Competition: GPC is subject to strong competition in most markets it serves. The packaging industry continues to experience intense pricing pressures. The installation of state-of-the-art equipment by manufacturers has intensified the competitive pricing situation. A relatively small number of large competitors hold a significant portion of the folding carton segment of the paperboard industry. Major U.S. competitors include Smurfit-Stone Container Corporation, Field Container Company L.P, The Mead Corporation, Gulf States Paper Corporation, Westvaco Corporation, Rock-Tenn Company, and International Paper Company. Mergers and acquisitions have contributed to a consolidation of the industry.

     Product Development: GPC's development staff work directly with the sales and marketing personnel in meeting with customers and pursuing new business. The Company's development efforts include, but are not limited to, extending the shelf life of customers' products, reducing production costs, enhancing the heat-managing characteristics of food packaging and refining packaging appearance through new printing techniques and materials. Potential new product development efforts are expected to involve sift-proof cartons, linerless cartons, liquid containment packaging, enhanced microwavable food containers and other packaging innovations.

     Patents, Proprietary Rights and Licenses: The Company holds a substantial number of patents and pending patent applications in the U.S. and in foreign countries. This portfolio primarily consists of microwave and barrier protection packaging and manufacturing methods. The patents and processes are significant to Graphic Packaging's operations and are supported by trademarks such as Qwik Wave[R], Micro-Rite[R] and Composipac[R]. In addition, the Company licenses certain technology from third parties to enhance its technical capabilities. The Company's policy generally is to pursue patent protection that it considers necessary or advisable for the patentable inventions and technological improvements of its business and to defend its patents against third party infringement. The Company also relies significantly on its trade secrets, technical expertise and know-how, continuing technological innovations and other means such as confidentiality agreements with employees, consultants and customers to protect and enhance its competitive positions within its industry.

      The Company believes that it owns or has the right to use the proprietary technology and other intellectual property necessary to its operations. Except as noted above, the Company does not believe that its success is materially dependent on the existence or duration of any individual patent, trademark or license or related group thereof.

Other Businesses

      The Company's other businesses have generally been sold or reduced to investment holdings. The primary historical areas of focus of the other businesses have been distribution of solar electric systems (Golden Genesis); real estate development (Golden Equities); and corn-wet milling, food additives and other research and development products (Golden Technologies). The Company's interest in Golden Genesis was sold on August 3, 1999, Golden Equities has disposed of the majority of its real estate holdings, the corn-wet milling operation was sold in January 1999 and the remaining research and development and food additive businesses were sold in 2000. Therefore, Other segment information generally represents the final operating results of businesses disposed of before the end of 1999.

Discontinued Operations

     Discontinued operations consist of two businesses:  ceramics
(CoorsTek) and aluminum (Golden Aluminum).

     CoorsTek   (formerly  known  as  Coors   Ceramics   Company)
develops, manufactures and sells advanced technical products across a wide range of product lines for a variety of applications. It has been in business since 1911 and is the largest U.S. owned, independent manufacturer of advanced technical ceramics. CoorsTek was spun off as a separate public company effective December 31, 1999.

      Golden Aluminum produced rigid container sheet used in making can lids, tabs and bodies for the beverage and food can industry and other flat-rolled aluminum products used principally in the building industry. The assets of Golden Aluminum were sold on November 5, 1999.

     The Company purchased the Kalamazoo Recycled Paperboard Mill (the Kalamazoo Mill) on August 2, 1999 as part of the acquisition of the Fort James packaging business. The Kalamazoo Mill produces coated recycled paperboard. In December 1999, the Board of Directors approved a plan to offer the Kalamazoo Mill for sale. The Kalamazoo Mill was reflected in the Company's consolidated financial statements as a discontinued operation from December 1999 through September 30, 2000. The Company has been  unable  to  sell the Kalamazoo Mill and,  accordingly,  has reclassified the results of operations and net assets of the Kalamazoo Mill into continuing operations for all periods presented in the Company's consolidated financial statements. The Company has integrated the Kalamazoo Mill into its packaging operations and is no longer actively pursuing the sale of the Kalamazoo Mill.

       The following assets, liabilities, and components of operating income from the Kalamazoo Mill's 1999 results have been added to continuing operations (in thousands):

             Total assets             $243,068
                                      ========

             Total liabilities         $18,068
                                      ========

             Net sales                 $18,750
                                      ========

             Operating income           $3,243
                                      ========

Research and Development

     The Company's research and development activities consist of the development of innovative technology, materials, products and processes using advanced and cost-efficient manufacturing processes. Total research and development expenditures for the Company were $4.7 million, $3.8 million and $3.7 million for 2000, 1999 and 1998, respectively. The Company believes the expenditures will be adequate to meet the strategic objectives of its business.

Environmental Matters

     The Company's operations are subject to extensive regulation by various federal, state, provincial and local agencies concerning compliance with environmental control statutes and regulations. These regulations impose limitations, including effluent and emission limitations, on the discharge of materials into the environment, as well as require the Company to obtain and operate in compliance with the conditions of permits and other governmental authorization. Future regulations could materially increase the Company's capital requirements and certain operating expenses in future years.

     In the ordinary course of business the Company is continually upgrading and replacing equipment to comply with air quality and other environmental standards. The estimated capital expenditures for these types of projects for 2001 total $1.5 million.

     Some of the Company's operations have been notified that they may be potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or similar laws with respect to the remediation of certain sites where hazardous substances have been released into the environment. The Company cannot predict with certainty the total costs of remediation, its share of the total costs, the extent to which contributions will be available from other parties, the amount of time necessary to complete the remediation or the availability of insurance. However, based on the investigations to date, the Company believes that any liability with respect to these sites would not be material to the financial condition or results of operations of the Company, without consideration for insurance recoveries. There can be no certainty, however, that the Company will not be named as a potentially responsible party at additional sites or be subject to other environmental matters in the future or that the costs associated with those additional sites or matters would not be material.

     In addition, the Company has received demands arising out of alleged contamination of various properties currently or formerly owned by the Company. In management's opinion, none of these claims will result in liability that would materially affect the Company's financial position or results of operations.

Employees

     As of December 31, 2000, the Company had approximately 4,400 full-time employees. Management considers its employee relations to be good.


ITEM 2.  PROPERTIES

     The Company believes that its facilities are well maintained and suitable for their respective operations. The table below lists the Company's plants and most other physical properties and their locations and general character:

Facility             Location                  Character
-------------------- ------------------------- ----------------------
Company Headquarters Golden, Colorado(1)       Office/Administration

Manufacturing        Boulder, Colorado(2)      Converting Operations
Manufacturing        Bow, New Hampshire        Converting Operations/
                                                 Offices
Manufacturing        Centralia, Illinois       Converting Operations
Manufacturing        Charlotte, North Carolina Converting Operations
Manufacturing        Ft. Smith, Arkansas       Converting Operations
Manufacturing        Garden Grove, California  Converting Operations
Manufacturing        Golden, Colorado(1)       Converting Operations
Manufacturing        Gordonsville, Tennessee   Converting Operations
Manufacturing        Kalamazoo, Michigan       Converting Operations
Manufacturing        Kalamazoo, Michigan       Paperboard Mill
Manufacturing        Kendallville, Indiana     Converting Operations
Manufacturing        Lawrenceburg, Tennessee   Converting Operations
Manufacturing        Lumberton, North Carolina Converting Operations
Manufacturing        Menasha, Wisconsin        Converting Operations
Manufacturing        Mississauga, Ontario(2)   Converting Operations
Manufacturing        Mitchell, South Dakota    Converting Operations
Manufacturing        Newnan, Georgia           Converting Operations
Manufacturing        Portland, Oregon(3)       Converting Operations
Manufacturing        Richmond, Virginia        Converting Operations
Manufacturing        Wausau, Wisconsin         Converting Operations



(1) The Company headquarters and Golden, Colorado manufacturing facility are located in the same building.
(2)  Leased facilities.
(3)  Two facilities, including one leased facility.

      The operating facilities of the Company are not constrained by capacity issues. From time to time the Company also leases additional warehouse space and sales offices throughout North
America, on an as-needed basis.


ITEM 3.  LEGAL PROCEEDINGS

       In the ordinary course of business, the Company's subsidiaries are subject to various pending claims, lawsuits and contingent liabilities, including claims by current or former employees relating to employment. In each of these cases, the Company is vigorously defending against them. The Company does not believe that disposition of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations. For information regarding environmental legal proceedings, see Environmental Matters.

       In connection with the resale of the aluminum business in 1999, the Company guaranteed accounts receivable owed by the former owner of these assets. After the resale, the former owner refused to pay the amounts owed, $2.4 million. Pursuant to the terms of the resale agreement, the Company paid this amount and sued the former owner in the United States District Court for the District of Colorado and claimed an additional $14 million in overpayment for raw materials to run the business prior to resale. The former owner counterclaimed for an additional $10 million for certain spare parts. Although this lawsuit is in the discovery stage, the Company does not believe that the result of this litigation will have a material adverse effect on the consolidated financial position or results of operations.

       On April 14, 2000 Lemelson Medical, Education & Research Foundation sued the Company and 75 other defendants in the United States District Court for the District of Arizona for patent infringement and unspecified damages. This case has been stayed pending ruling on a motion for consolidation with three other similar cases. Concurrently, the plaintiff is being sued by manufacturers of equipment that utilize the technology. These manufacturers of equipment are claiming noninfringement. Although the case is in preliminary stages, the Company does not believe that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

       In July 1999, Cinergy Resources, Inc. and the Cincinnati Gas & Electric company sued Graphic Packaging in Warren County, Ohio Court of Common Pleas claiming approximately $651,000, plus interest, fees and costs, for gas supplied to Graphic Packaging's Franklin, Ohio facility. Cinergy claims that, due to an improperly installed meter, Graphic Packaging was not billed for actual gas consumption. Graphic Packaging asserts that it has paid for all gas supplied. The Company does not believe the disposition of this matter will have a material adverse effect on the Company's financial position or results of operation.

       In February 1998, a subsidiary of Golden Technologies was sued for breach of a supply agreement to purchase thermal energy for the Johnstown, Colorado corn-wet mill. The Company sold the Johnstown, Colorado corn-wet mill in January 1999. This case was settled in November 2000.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2000.


                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

      The  Company's common stock is quoted on the New York Stock
Exchange under the symbol GPK.  The historical range of the  high and  low sales price per share for each quarter of 2000 and  1999 was as follows:

                        2000                     1999
                  ---------------          ----------------
                   High      Low            High      Low
                  -----     -----          ------    ------
 First Quarter    $8.44     $2.56          $15.50    $11.25
 Second Quarter   $4.50     $2.13          $16.25    $11.50
 Third Quarter    $3.00     $1.44          $15.94    $9.50
 Fourth Quarter   $1.94     $1.06          $11.13    $7.63

      As a result of the spin-off of CoorsTek on December 31, 1999, the market price of the Company's stock opened on January
3, 2000 at $5.875 per share, versus the closing price of $10.6875 per share on December 31, 1999.

      During 2000, 1999 and 1998, no cash dividends were paid by the Company to its common shareholders. During 2000, the Company declared $3,806,000 of dividends on its 10% Series B preferred stock. At this time, the Company anticipates that, except for the 10% Series B preferred stock dividends, it will retain any earnings and that the Company will not pay dividends to its common shareholders in the foreseeable future. Also, the Company's credit facilities currently prohibit the payment of any cash dividends, except on the Series B preferred stock, and the Company expects this limitation to remain in effect through 2001.

       On   March   12,  2001  there  were  approximately   2,313
shareholders of record of the Company's common stock.


ITEM 6.  SELECTED FINANCIAL DATA

                           Financial Highlights - Five Year Overview
In thousands, except
  per share and
  ratio data	          2000      1999        1998      1997      1996
                     ----------  --------   --------  --------  --------
Summary of Operations
Net sales [a]        $1,102,590  $850,155   $691,777  $426,261  $436,028
                     ----------  --------   --------  --------  --------
Gross profit            138,611   128,805    124,244    93,608    80,393

Selling, general and
  administrative
  expenses [b]           81,768    86,633     76,033    70,436    57,319
Asset impairment and
  restructuring
  charges [c]             5,620     7,813     21,391    21,880    34,642
                     ----------  --------    -------   -------  --------
Operating income
  (loss)                 51,223    34,359     26,820     1,292   (11,568)
                     ----------  --------    -------   -------  --------
Income (loss) from
  continuing
  operations            (6,998)[f] 18,410[f]   5,453    (2,272)  (13,793)
                     ----------  --------    --------  -------  --------
Income (loss) from
  discontinued
  operations [d]            ---     9,181      15,812   29,988   (78,231)
                     ----------  --------    --------  -------  --------
Extraordinary loss
  on early
  extinguishment of
  debt, net of tax          ---    (2,332)        ---      ---       ---
                     ----------  --------    --------  -------  --------
Net income (loss)        (6,998)   25,259      21,265   27,716   (92,024)

Preferred stock
  dividends declared     (3,806)      ---         ---      ---       ---
                     ----------  --------    --------  -------  --------
Net income (loss)
  attributable to
  common shareholders  ($10,804)  $25,259     $21,265  $27,716  ($92,024)
------------------------------------------------------------------------
Per basic share of
  common stock:
  Continuing
    operations           ($0.37)    $0.65       $0.19   ($0.08)   ($0.49)
  Discontinued
    operations              ---      0.32        0.56     1.07     (2.81)
  Extraordinary loss        ---     (0.08)        ---      ---       ---
                      ---------  --------    --------  -------  --------
  Net income (loss)
    attributable
    to common
    shareholders         ($0.37)    $0.89       $0.75    $0.99    ($3.30)
                      ---------  --------    --------  -------  --------
Per diluted share
  of common stock:
  Continuing
    operations           ($0.37)    $0.64       $0.19   ($0.08)   ($0.49)
  Discontinued
    operations              ---      0.32        0.54     1.04     (2.81)
  Extraordinary loss        ---     (0.08)        ---      ---       ---
                      ---------  --------    --------  -------   -------
  Net income (loss)
    attributable
    to common
    shareholders         ($0.37)    $0.88       $0.73     $0.96   ($3.30)
------------------------------------------------------------------------
Financial Position
Working capital,
  excluding current
  maturities of debt    $97,813   $292,776    $238,844 $158,551 $154,626
Total assets         $1,331,450 $1,643,171[e] $846,022 $642,880 $623,520
Current maturities
  of debt               $58,500   $400,000[e]  $86,300      ---      ---
Long-term debt         $576,600   $615,500    $183,000 $100,000 $100,000
Shareholders' equity   $515,151[g]$423,310    $447,955 $430,531 $397,903
------------------------------------------------------------------------
Other Information
Total debt to
  capitalization           55%         71%         38%      19%      20%
Net book value per
  share of common
  stock                 $16.87      $14.81      $15.76   $15.17   $14.24
------------------------------------------------------------------------
[a] Includes sales from ongoing Graphic Packaging folding carton business (i.e., excluding sales from the flexible packaging plants sold in 1999) of $1,103 million, $727 million, $504 million, $237 million and $230 million in 2000, 1999, 1998, 1997 and 1996, respectively.
[b] Includes goodwill amortization (in thousands) of $20,634, and $2,224 for 2000, 1999, 1998, 1997 and 1996, respectively.
[c] Asset impairment and restructuring charges resulted in a loss per diluted share impact of $0.11, $0.16, $0.44, $0.45 and $0.73 in 2000, 1999, 1998, 1997 and 1996, respectively.
[d] Discontinued operations include the spin-off of CoorsTek and the sale of Golden Aluminum Company. The income (loss) per diluted share for each business is as follows:

                              2000    1999    1998    1997     1996
                              ----  ------   -----   -----   ------
     CoorsTek                  N/A   $0.54   $0.54   $1.04    $0.82
     Golden Aluminum Company   N/A  ($0.22)    ---     ---   ($3.63)

[e] Reduced by $200 million on January 4, 2000 with repayment of loan and special dividend from the CoorsTek spin-off.
[f] Includes $19.2 million and $30.2 million pre-tax gains (approximately $11.5 million and $18 million, net of tax) from sales of businesses in 2000 and 1999, respectively.
[g] Includes $100 million of convertible, redeemable preferred stock issued in 2000.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

     The Company is a manufacturer of packaging products used by consumer product companies as primary packaging for their end-use products. Over the past several years, and culminating with the spin-off of CoorsTek on December 31, 1999, the Company has moved from a diversified group of subsidiaries - each operating in different markets - to a Company focused on the folding carton segment of the packaging industry. By strategically disposing of noncore businesses and underperforming assets; acquiring two major businesses in the folding carton industry; and executing rationalization plans, the Company has developed into a prominent competitor in the folding carton industry.

     The Selected Financial Data in Item 6 summarizes the financial impact that the Company's acquisitions and dispositions have had on consolidated operating results over the past five years, and is primarily indicative of Graphic Packaging Corporation's results after the recent dispositions and spin-off of CoorsTek. Detailed analysis of Graphic Packaging Corporation's contribution to the Company's consolidated results over the past three years is provided in the Results from Continuing Operations section below.

     Total net sales have more than doubled from 1996 to 2000 - with the most pronounced increases occurring in 1998 (the first year of the Universal Packaging acquisition) and 2000 (the first full year of the Fort James packaging business acquisition). Sales from the Company's ongoing business - folding cartons - have increased nearly five fold during the same time period. This is directly due to the increased customer base and capacity from the recent acquisitions, but also due to the Company's focus on folding cartons.

     Gross profit margins, although reaching 22% in 1997, have declined to 13% in 2000. Gross profit fluctuations from year-to-year are generally due to integration issues when adding new plant locations and customers; changes in product mix; changing raw material costs (such as rising energy costs in 2000); and pricing pressures due to increased competition in the folding carton industry. Delays experienced in bringing the new Golden, Colorado facility into full production during 1999 and 2000 have also negatively impacted gross profit margins.

     Selling, general and administrative expenses, excluding goodwill amortization, have declined from 13% of sales in 1996 to 6% in 2000. This is a reflection of the Company's higher revenue base and restructuring efforts, particularly the reduction of staff levels and administrative facilities. See further discussion of the Company's restructuring activities over the past three years below.

     The Company has achieved operating income before asset impairment and restructuring charges of approximately 6% of net sales for the last five years despite the significant structural changes taking place in the packaging industry and a change in the Company's strategic focus. Deterioration in the Company's income from continuing operations is significantly due to the increased interest charges in 1999 and 2000 related to the August 2, 1999 purchase of the Fort James packaging business.

     The Company's financial position and liquidity are discussed in detail below. Generally, the Company's cash flow from operations has sustained restructuring costs, capital expenditures and debt service from year-to-year. Interest and principal from additional borrowings used to finance the acquisitions of Universal Packaging in 1998 and the Fort James packaging business in 1999 have been reduced by cash generated from operations, asset sales, and the sale of $100 million of preferred stock in August 2000.

     This financial review presents the Company's operating results for each of the three years in the period ended December 31, 2000, and its financial condition at December 31, 2000 and
1999. This review should be read in connection with the information presented in the Consolidated Financial Statements and the related notes thereto.

Results from Continuing Operations

     Net Sales

     Net sales for 2000 totaled $1,102.6 million, an increase of $252.4 million or 30% over 1999 sales. Net sales for 1999 totaled $850.2 million, an increase of $158.4 million or 23%, over 1998 sales of $691.8 million. The increase in sales is primarily the result of the acquisition of the Fort James packaging business on August 2, 1999. The increase in sales was offset in part by the sale of flexible packaging plants on September 2, 1999. 1999 sales for the flexible packaging plants were $123 million. After adjusting for the Fort James acquisition and the sale of the flexible packaging plants, sales for the Company grew approximately 4% in a relatively flat market primarily because of volume increases with existing customers.

     Net sales to Coors Brewing totaled $112.2 million, an increase of $4.6 million or 4% over 1999 sales. The increase is due to increased brewery sales in 2000 and the resulting higher demand for packaging. Net sales to Coors Brewing totaled $107.6 million in 1999, a decrease of $12.3 million or 10%, over net sales of $119.9 million in 1998. The decrease is due to the disposition of the Company's corn starch business in early 1999.

     The Company's business is largely within the United States, particularly since the spin-off of CoorsTek. The Company had sales to customers outside the United States, primarily in Canada, which accounted for 0.2%, 6% and 9% of total sales during 2000, 1999 and 1998, respectively. The decrease in foreign sales as a percentage of total sales is attributable to the sale of several flexible packaging plants in Canada during 1999.

     Net sales of the Company's Other segment totaled $44.6 million and $67.9 million in 1999 and 1998, respectively. These sales accounted for approximately 5% and 10% of the Company's consolidated sales for the same years. The decreasing sales of the Other segment are due to the Company's divestiture of the majority of these businesses by the end of 1999.

     Gross Profit

     Consolidated gross profit was 13%, 15% and 18% of net sales in 2000, 1999 and 1998, respectively. The decreases in 2000 and 1999 reflect recent trends in the packaging industry in terms of changing raw material costs, coupled with pricing pressures due to increased competition. The decreases in 2000 and 1999 also reflect the integration costs associated with the Fort James packaging business acquisition. As discussed below, future improvements in gross profit will depend upon management's ability to improve cost efficiencies and to maintain profitable, long-term customer relationships.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses, excluding goodwill amortization, for 2000, 1999 and 1998 were $61.1 million, $73.4 million and $68.2 million, which represented 6%, 9% and 10% of net sales, respectively. The percentage decreases in 2000 and 1999 mainly reflect cost savings realized as a result of the Company's restructuring efforts over the past several years and the increased revenue base resulting from the Fort James packaging business and Universal Packaging acquisitions.

     Operating Income

     Consolidated operating income for 2000, excluding asset impairment and restructuring charges, increased to $56.8 million, an increase of $14.6 million over 1999's operating income on the same basis. The increase is directly due to increased sales. Consolidated operating income for 1999, excluding asset impairment and restructuring charges, decreased to $42.2 million, a decrease of 12% over 1998 operating income of $48.2 million before asset impairment and restructuring charges. The principal reasons for the decrease are the increased goodwill amortization and integration costs associated with the Fort James packaging business acquisition and declining gross profit margins.

Operating Income from Continuing Operations by Segment
(In millions)
                                          2000    1999    1998
                                         -----   -----   -----
Before asset impairment and
restructuring charges:
   Packaging                             $56.8   $50.6   $60.1
   Other businesses                          -     2.1    (3.0)
   Corporate                                 -   (10.5)   (8.9)
                                         -----   -----   -----
   Operating income before asset
     impairment and restructuring
     charges                              56.8    42.2    48.2

Asset impairment and restructuring
charges:
   Packaging                              (5.6)   (7.8)  (21.3)
   Other businesses                        ---      --    (0.1)
                                         -----   -----   -----
   Operating income after asset
     impairment and restructuring
     charges                             $51.2   $34.4   $26.8
                                         =====   =====   =====

     Asset Impairment Charges

     The  Company  recorded  a total of $5.9  million  and  $19.4 million in asset impairment charges in 1999 and 1998, respectively. Goodwill impairment of $5.5 million was included in the 1998 charge. The remainder of the 1998 charge consisted of fixed asset impairments. The 1999 charge consisted entirely of fixed asset impairments as described below.

     1999: The Company recorded $5.9 million of asset impairment charges in 1999 due to decisions to close its Boulder, Colorado and Saratoga Springs, New York plants. The Boulder, Colorado plant has been replaced by a new manufacturing facility in Golden, Colorado, which uses advanced equipment to improve the production process. Due to certain delays in production transition to Golden, the Boulder facility remains partially operational at December 31, 2000, with the expectation that complete shutdown will occur during 2001. The Saratoga Springs plant operated at higher overhead levels than other plants and used gravure press technology. Therefore, the decision was made to sell the Saratoga Springs property; move the business to other folding carton plants; and dispose of the gravure presses at Saratoga Springs. Boulder writedowns totaled $2.9 million and Saratoga Springs writedowns totaled $3.0 million. The Saratoga Springs facility shutdown was complete at December 31, 2000. The plant's property is currently being offered for sale.

     1998: The Company recorded $18.5 million in asset impairment charges in 1998. Deterioration of the performance at certain flexible packaging facilities and increased competitive conditions led management to review the carrying amounts of long-lived assets and goodwill in conjunction with an overall restructuring plan. Specifically, forecasted operating cash flows did not support the carrying amount of certain long-lived assets and goodwill at the Franklin, Ohio operation. In addition, management decided to offer for sale the Vancouver, British Columbia operation and close a divisional office in North Carolina. Therefore, the long-lived assets and related goodwill were written down to their estimated market values using the asset held for sale model.

     The Company recorded net asset impairment charges of $0.9 million in its other businesses during 1998. These charges included a $1.0 million asset impairment charge to write down long-lived assets of Solartec, S.A., a solar electric subsidiary in Argentina. Since acquiring Solartec in November 1996, operating cash flows were below original expectations. As a result, the Company recorded this impairment to reduce the carrying value of its investment in Solartec to its estimated fair market value. In addition, the Company recorded a $0.4 million asset impairment charge related to the consolidation and outsourcing of certain manufacturing activities at its solar electric distribution business. As a result, certain long-lived assets became impaired and were written down to their estimated market value. Also during 1998, the Company sold certain equipment formerly used in a biodegradable polymer project for approximately $0.5 million. These assets had been previously written off as an asset impairment, so the resulting gain on sale of these assets was netted against the 1998 asset impairment charge.

     Restructuring Charges

     The Company recorded restructuring charges totaling $5.6 million, $1.9 million and $2.0 million in 2000, 1999 and 1998, respectively. In addition, restructuring reserves of $1.3 million related to the closure of the Perrysburg, Ohio plant were recorded in 2000 as a cost of the Fort James packaging business acquisition. The following table summarizes accruals related to these restructurings.

                  Biodegradable  Corn
                      Polymer   Syrup  Graphic   Graphic
                        Exit     Exit Packaging Packaging
(in millions)           Plan     Plan Corporate Operations Total
                  ------------- ----- --------- ---------- -----
Balance,
 December 31, 1997      $0.4     $0.9    $1.7       ---     $3.0

1998 restructuring
 charges                 ---     (0.8)    ---       2.8      2.0
Cash paid               (0.4)    (0.1)   (1.7)     (1.0)    (3.2)
                       -----     ----    ----     -----    -----
Balance,
 December 31, 1998       ---      ---     ---       1.8      1.8
1999 restructuring
 charges                 ---      ---     ---       1.9      1.9
Cash paid                ---      ---     ---      (1.8)    (1.8)
                       -----    -----    ----     -----    -----
Balance,
 December 31, 1999       ---      ---     ---       1.9      1.9
2000 restructuring
 charges                 ---      ---     ---       5.6      5.6
2000 restructuring
 - Perrysburg            ---      ---     ---       1.3      1.3
Cash paid                ---      ---     ---      (3.8)    (3.8)
                       -----    -----   -----     -----    -----
Balance,
 December 31, 2000      $---     $---    $---      $5.0     $5.0
                       =====    =====   =====     =====    =====

       2000: In December 2000 the Company announced a restructuring plan to reduce fixed-cost personnel. The plan includes the elimination of approximately 200 non-production positions across the Company and offers severance packages in accordance with the Company's policies. The total cost of the reduction in force is estimated at $5.0 million, of which $3.0 million was recognized in the fourth quarter 2000 results. The remaining cost of approximately $2.0 million will be recognized in the first half of 2001 when severance packages are communicated to employees.

     In connection with the announced closure of the Perrysburg, Ohio plant, restructuring reserves were recorded totaling approximately $1.3 million. The reserves relate to severance of approximately 100 production positions and other plant closing costs. Consistent with the asset impairments related to the Perrysburg closure, the restructuring costs have been accounted for as a cost of the Fort James packaging business acquisition, with a resultant adjustment to goodwill. As of December 31, 2000, approximately $700,000 of the restructuring charges have been paid relating to the Perrysburg closure.

     The Company recorded a restructuring charge of $3.4 million in the first quarter of 2000 for anticipated severance costs as a result of the announced closure of the Saratoga Springs, New York plant. The Saratoga Springs plant was closed pursuant to a plant rationalization plan approved by the Company's Board of Directors in the fourth quarter of 1999. The Company has completed the closure of the Saratoga Springs plant and the transition of the plant's business to other Company facilities. Approximately $2.0 million of restructuring charges have been paid through the
fourth   quarter  relating  to  the  Saratoga  Springs   facility
shutdown.

      1999: The Company recorded a $1.9 million restructuring charge pursuant to a plant rationalization plan approved by the Company's Board of Directors. The Company instituted this plan to further its goal of refining its focus on folding carton packaging and to reduce headcount. All of the 1999 charge relates to severance, primarily at the Company's Lawrenceburg, Tennessee manufacturing plant. The Company initially planned to complete this restructuring plan by the end of 2000. At December 31, 2000, approximately $1.0 million of severance and related costs have been paid. However, customer needs in both Boulder and Lawrenceburg, coupled with the timing of the transition of business to the Company's new Golden, Colorado facility, have impacted the completion of the restructuring and resulted in the savings of approximately $800,000 of anticipated restructuring costs. The 2000 restructuring expense is net of this $800,000 benefit.

      1998: During 1998, the Company instituted a restructuring plan related to certain Graphic Packaging operations and recorded $2.8 million in restructuring charges. This plan included the consolidation and realignment of certain administrative functions and the downsizing of its Franklin, Ohio operation. This plan resulted in the elimination of approximately 20 administrative and 65 manufacturing positions with related severance costs of approximately $2.5 million. This plan also included approximately $0.3 million in other exit costs relating to the closure of a divisional office in North Carolina. The Company made cash payments of $1.0 million in the fourth quarter of 1998 and $1.6 million during 1999. Remaining reserves at December 31, 2000 relate to operating lease obligations in connection with the divisional office.

     Gain from Sale of Businesses and Other Assets

     The Company disposed of several noncore assets during 2000, for which the following pre-tax gains were recognized:

                                                Other
                       Malvern Intangible  Long-lived
     (In thousands)      Plant     Assets      Assets    Total
                       ------- ----------  ----------  -------
     Cash proceeds     $35,000     $5,407      $2,600  $43,007
     Net book value,
       less costs      (23,635)       ---        (200) (23,835)
                       -------     ------      ------  -------
     Gain recognized   $11,365     $5,407      $2,400  $19,172
                       =======     ======      ======  =======

     The Company disposed of two businesses during 1999, for which the following gains were recognized:

     (In thousands)          Flexible      Golden
                               Plants     Genesis      Total
                             --------     -------   --------
     Cash proceeds           $105,000     $20,800   $125,800
     Net book value, less
       costs                  (82,300)    (13,264)   (95,564)
                             --------     -------   --------
     Gain recognized          $22,700      $7,536    $30,236
                             ========     =======   ========

     Interest Expense and Interest Income

     Interest expense for 2000, 1999 and 1998 was $83.3 million, $36.9 million and $22.0 million, respectively. The increase is due to additional financing to acquire the Fort James packaging business on August 2, 1999.

      Interest expense of $16.0 million and $3.6 million was allocated to the discontinued operations of CoorsTek in 1999 and 1998, respectively, based upon CoorsTek's $200 million allocation of total consolidated debt at the time of the spin-off for 1999 and $50 million of outstanding intercompany debt for 1998.

      The Company capitalized interest of $1.1 million, $2.0 million and $0.3 million in 2000, 1999 and 1998, respectively. The increase in capitalized interest during 1999 is attributable to the construction of the Company's new Golden, Colorado facility.

     Interest income for 2000, 1999 and 1998 was $1.2 million, $2.6 million and $5.4 million, respectively. The decreases in 2000 and 1999 relate directly to the use of funds to acquire the Fort James packaging business and Universal Packaging.

     See   related  discussions  about  Financial  Condition  and
Liquidity below.

     Income Taxes

     The consolidated effective tax rate for the Company in 2000 was 40% compared to 39% in 1999 and 47% in 1998. The higher tax rate in 1998 resulted from a lower earnings base, which increased the impact of non-deductible items. The Company expects to maintain its effective tax rate for future years at the historical rate of approximately 40%.

Other Segment

     Net sales for the Other business segment in 1999 totaled $44.6 million, a decrease of $23.3 million, or 34%, from 1998 net sales of $67.9 million. The decrease in net sales is directly due to the disposition of virtually all the assets and related businesses of the Other group during 1999.

     The Other businesses reported operating income of $2.1 million in 1999, a favorable increase over the operating loss of $3.0 million in 1998. The improvement was directly due to the Company's decisions to dispose of the noncore, underperforming businesses operating in this segment.

     As of December 31, 1999, the Company had disposed of substantially all operating businesses in the Other segment.

Discontinued Operations

     Coincident with the Company's strategic folding carton acquisitions, several noncore businesses and underperforming assets were selected for sale or other disposition by the Company during 1999.

CoorsTek Spin-off

     On December 31, 1999, the Company distributed 100% of CoorsTek's shares of common stock to the Company's shareholders in a tax-free transaction. Shareholders received one share of CoorsTek stock for every four shares of GPC stock held. CoorsTek issued a promissory note to the Company on December 31, 1999 totaling $200.0 million in satisfaction of outstanding intercompany obligations at the time of the spin-off and as a special one-time dividend. The note was paid in full in January 2000. No gain or loss was recognized by the Company as a result of the spin-off transaction. The tax basis allocation of costs for GPC shares acquired pre-spin off is: GPC 55.56% and CoorsTek 44.44%.

Golden Aluminum

     In 1996, the Board of Directors adopted a plan to dispose of the Company's aluminum rigid-container sheet business operated by Golden Aluminum. In conjunction with this decision, the Company recorded pre-tax charges of $155.0 million for anticipated losses upon the disposition and estimated operating losses of the business through the disposition date. In March of 1997, Golden Aluminum was sold for $70.0 million, of which $10.0 million was paid at closing and $60.0 million was due within two years. In December of 1998, the Company extended the due date on the $60.0 million payment until September 1, 1999. In accordance with the purchase agreement, the purchaser exercised its right to return Golden Aluminum to the Company on August 23, 1999 in discharge of the $60.0 million obligation. The initial payment of $10.0 million was nonrefundable. The Company subsequently sold the assets of Golden Aluminum to another buyer for approximately $41 million on November 5, 1999. An additional pre-tax charge of $10.0 million was recorded in 1999 related to the ultimate disposition of Golden Aluminum.

Kalamazoo Mill

     The Company purchased the Kalamazoo Mill on August 2, 1999 as part of the acquisition of the Fort James packaging business. The Kalamazoo Mill produces coated recycled paperboard. In December 1999, the Board of Directors approved a plan to offer the Kalamazoo Mill for sale. The Kalamazoo Mill was reflected in the Company's consolidated financial statements as a discontinued operation from December 1999 through September 30, 2000. The Company has been unable to sell the Kalamazoo Mill and, accordingly, has reclassified the results of operations and net assets of the Kalamazoo Mill into continuing operations for all periods presented in the Company's consolidated financial statements. The Company has integrated the Kalamazoo Mill into its packaging operations and is no longer actively pursuing the sale of the Kalamazoo Mill.

       The following assets, liabilities, and components of operating income from the Kalamazoo Mill's 1999 results have been added to continuing operations (in thousands):

             Total assets          $243,068
                                   ========

             Total liabilities      $18,068
                                   ========

             Net sales              $18,750
                                   ========

             Operating income        $3,243
                                   ========

Financial Data - Discontinued Operations

     Financial data for CoorsTek and Golden Aluminum for the years ended December 31, in thousands, are summarized as follows:

                                             Golden
1999                              CoorsTek  Aluminum      Total
                                  --------  --------   --------

Net sales                         $365,061      $---   $365,061
                                  ========  ========   ========
Income from operations before
  income taxes                     $25,117      $---    $25,117
Income tax expense                   9,480       ---      9,480
                                  --------  --------   --------
Income from operations              15,637       ---     15,637

Loss from disposal before taxes        ---   (10,000)   (10,000)
Income tax benefit                     ---     3,544      3,544
                                  --------  --------   --------
Net income (loss)                  $15,637   ($6,456)    $9,181
                                  ========  ========   ========
Net income per basic share of
  common stock:
  Income from operations             $0.55      $---      $0.55
  Loss on disposal                     ---     (0.23)     (0.23)
                                  --------  --------   --------
Net income (loss) per basic
  share                              $0.55    ($0.23)     $0.32
                                  ========  ========   ========
Net income per diluted share of
  common stock:
  Income from operations             $0.54      $---      $0.54
  Loss on disposal                     ---     (0.22)     (0.22)
                                  --------  --------   --------
Net income (loss) per diluted
  share                              $0.54    ($0.22)     $0.32
                                  ========  ========   ========


                                              Golden
1998                              CoorsTek  Aluminum      Total
                                  --------  --------   --------
Net sales                         $296,614      $---   $296,614
                                  ========  ========   ========
Income from operations before
  income taxes                     $25,361      $---    $25,361
Income tax expense                   9,549       ---      9,549
                                  --------  --------   --------
Net income                         $15,812      $---    $15,812
                                  ========  ========   ========

Net income per basic share           $0.56      $---      $0.56
                                  ========  ========   ========

Net income per diluted share         $0.54      $---      $0.54
                                  ========  ========   ========


Financial Resources and Liquidity

      The Company's liquidity is generated from both internal and external sources and is used to fund short-term working capital needs, capital expenditures and acquisitions. During 2000, internally generated liquidity is measured by net cash from operations, as discussed below, and the sale of non-strategic assets.

      On August 2, 1999, the Company entered into a $1.3 billion revolving credit and term loan agreement (the Credit Agreement) with a group of lenders, with Bank of America, N.A. as agent. Subsequent to December 31, 1999, the Company reduced the amount available under the Credit Agreement by $50.0 million. The Credit Agreement is comprised of four senior credit facilities including a $125 million 180-day term facility, a $400 million one-year facility, a $325 million five-year term loan facility and a $400 million five-year revolving credit facility (collectively, the Senior Credit Facilities). Proceeds from the Senior Credit Facilities were used to finance the August 2, 1999 acquisition of the Fort James packaging business and to prepay the Company's other outstanding borrowings.

      During 1999, approximately $200 million of repayments were made from the Company's cash flow from operations, the sale of Golden Aluminum, the sale of the Company's flexible packaging plants and the sale of the solar electric businesses. Total borrowings under the Senior Credit Facilities were $1,015.5 million as of December 31, 1999.

      During 2000, the Company paid $6.3 million to amend the Senior Credit Facilities to relax certain financial covenants, extend the maturity date on the one-year facility to August 15, 2001, reduce the required amortization under the five-year facility, and to allow cash dividends to be paid on the Company's Series B preferred stock. The amended Credit Agreement increases the applicable margin paid over LIBOR, includes a cash recapture provision in the event of excess availability under the revolver facility, and imposes further limitations on capital expenditures, acquisitions and investments. In addition, the
Company agreed to use its best efforts to place at least $50 million of subordinated debt at economically reasonable terms before August 15, 2001. If the Company does not place this subordinated debt, the applicable margin over LIBOR will increase by 75 basis points and the Company will pay an additional fee of $750,000 to the lenders.

      The Company reduced amounts outstanding under its Senior Credit Facilities in 2000 by $380 million, with total borrowings of $635.1 million remaining on December 31, 2000. The $380 million in debt repayments was generated from the proceeds of a note receivable from CoorsTek as a result of the spin-off as described above ($200 million), the issuance by the Company of $100 million of Series B preferred stock which carries a 10% cash dividend, the sale of one of the Company's plants ($35 million) and operating cash flow. Borrowings under the revolving credit facility on March 1, 2001 were approximately $275 million, leaving $125 million available for future borrowing needs.

      As of December 31, 2000, the Company's borrowings under the Senior Credit Facilities were as follows (in thousands):

    One-year term facility due August 15, 2001           $33,500

    Five-year term facility due August 2, 2004
        with required amortization of $6.25
        million due March 31, 2001, June 30, 2001,
        September 30, 2001 and December 31, 2001         312,500

    Five-year revolving credit facility due
        August 2, 2004                                   289,100
                                                        --------
    Total                                                635,100

    Less:  Current maturities                             58,500
                                                        --------
    Long-term maturities                                $576,600
                                                        ========

      Amounts borrowed under the Senior Credit Facilities bear interest under various pricing alternatives plus a spread depending on the Company's leverage ratio. The various pricing alternatives include (i) LIBOR, or (ii) the higher of the Federal Funds Rate plus .5% or the prime rate. In addition, the Company pays a commitment fee that varies based upon the Company's leverage ratio and the unused portion of the revolving credit facility. Mandatory prepayments under the Senior Credit Facilities are required from the proceeds of any significant asset sale or from the issuance of any debt or equity securities. In addition, the five-year term loan is due in quarterly installments. Total installments for 2001 through 2004, respectively, are $25 million, $35 million, $40 million, and $25 million with the balance of the borrowings due on the maturity date of August 2, 2004.

      The Senior Credit Facilities are collateralized by first priority liens on all material assets of the Company and all of its domestic subsidiaries. The Credit Agreement currently limits the Company's ability to pay dividends other than permitted dividends on the Series B preferred stock, and imposes limitations on the incurrence of additional debt, capital expenditures, acquisitions and the sale of assets. At December 31, 2000, the Company was in compliance with all covenants.

      In 2000, quarterly financial covenant levels were revised. Although there can be no assurance that all of these covenants will be met, management believes that the Company will remain in compliance with the revised covenants based upon the Company's expected performance and debt repayment forecasts. In the event of a default under the Credit Agreement, the lenders would have the right to call the Senior Credit Facilities immediately due and refrain from making further advances to the Company. If the Company is unable to pay the accelerated payments, the lenders could elect to proceed against the collateral in order to satisfy the Company's obligations.

      The Company's capital structure also includes $100 million of Series B preferred stock, issued on August 15, 2000. The Series B preferred stock is convertible into shares of the Company's common stock at $2.0625 per share and is entitled to receive a dividend payable quarterly at an annual rate of 10%. The Company may redeem the Series B preferred stock beginning on August 15, 2005 at 105% of par reducing by 1% per year until August 15, 2010 at which time the Company can elect to redeem the shares at par. The Series B preferred stock has a liquidation preference over the Company's common stock and is entitled to one vote for every two shares held on an as-converted basis.

     The Company has entered into contracts to hedge the interest rates on approximately $575 million of its borrowings. Swap agreements are in place on $225 million of borrowings and cap agreements are in place on $350 million of borrowings. The swap agreements lock in an average LIBOR rate of 6.5%, $150 million of the caps provide upside protection to the Company if LIBOR moves above 6.75% and $200 million of the caps provide upside protection to the Company if LIBOR moves above 8.13%. $100 million of the swaps will expire on September 3, 2002.

      The Consolidated Statement of Cash Flows includes the cash generated or used by the operations shown in the income statement as discontinued operations, namely Golden Aluminum Company and CoorsTek. On this basis, net cash provided by operations was $63.3 million, $135.1 million and $97.3 million for 2000, 1999 and 1998, respectively.

      During  2000,  1999 and 1998, net cash from operations  was
used  to  fund  capital  requirements and acquisitions.   Capital
expenditures  totaled  $30.9 million,  $91.5  million  and  $78.5 million for 2000, 1999 and 1998, respectively.

      Capital spending at Graphic Packaging during 2000 was primarily for an enterprise resource planning system (ERP) and equipment that improves productivity and reduces costs. The Company expects its capital expenditures for 2001 to be approximately $35 million, primarily related to the ERP system and manufacturing productivity improvements and upgrades to equipment.

      Acquisitions during 1999 included the acquisition of the Fort James packaging business for approximately $849 million, as well as acquisitions by CoorsTek for approximately $56 million in cash primarily in the semiconductor industry. Acquisitions in 1998 utilized $300.8 million in cash, primarily for the acquisition of Universal Packaging Corporation. The Company is currently limited by its Senior Credit Facilities to pursue acquisitions as a growth vehicle and is consequently focused on utilizing cash flow to reduce its debt.

      During 2000, the Company sold a facility in Malvern, Pennsylvania for $35 million. Other noncore asset sales generated $8.6 million of additional gross proceeds. Asset sales during 1999 generated $170.5 million in proceeds and included the final disposition of the assets of Golden Aluminum Company, the sale of the Company's flexible packaging plants and the sale of the solar electric businesses.

       The Company currently expects that cash flow from operations, and borrowings under its current credit facilities will be adequate to meet the Company's needs for working capital, temporary financing for capital expenditures and debt repayments. The Company's working capital position as of December 31, 2000 was $39.3 million.

      The impact of inflation on the Company's financial position and results of operations has been minimal and is not expected to adversely affect future results.

Environmental

     Some of the Company's operations have been notified that they may be potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or similar laws with respect to the remediation of certain sites where hazardous substances have been released into the environment. The Company cannot predict with certainty the total costs of remediation, its share of the total costs, the extent to which contributions will be available from other parties, the amount of time necessary to complete the remediation or the availability of insurance. However, based on the investigations to date, the Company believes that any liability with respect to these sites would not be material to the financial condition or results of operations of the Company, without consideration for insurance recoveries. There can be no certainty, however, that the Company will not be named as a potentially responsible party at additional sites or be subject to other environmental matters in the future or that the costs associated with those additional sites or matters would not be material.

     In addition, the Company has received demands arising out of alleged contamination of various properties currently or formerly owned by the Company. In management's opinion, none of these claims will result in liability that would materially affect the Company's financial position or results of operations.

New Accounting Standard

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This statement, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position at fair value. This statement is effective for the Company's financial statements for the year ending December 31, 2001 and the adoption of this standard is expected to have a cumulative effect on the Company's statement of financial position of approximately $6 million.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

Interest Rate Risk

      As of March 12, 2001, the Company's capital structure includes approximately $625 million of debt that bears interest based upon an underlying rate that fluctuates with short-term interest rates, specifically LIBOR. The Company has entered into interest rate swap agreements that lock in LIBOR at 5.94% on $100 million of borrowings and 6.98% on $125 million of its borrowings. In addition, the Company has interest rate contracts that cap the LIBOR interest rate at 8.13% for $200 million of borrowings and 6.75% for $150 million of borrowings. With the Company's interest rate protection contracts, a 1% change in
interest   rates   would  impact  annual   pre-tax   results   by
approximately $6.2 million.

Factors That May Affect Future Results

      Certain statements in this document constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, a) revenue projections for 2001 and future years' revenue growth might be reduced because customers experience lower demand, find alternative suppliers, or otherwise reduce their demand for our products, or because the Company, as a result of shutting down two plants, is unable to efficiently move business or to qualify that business at other plants, and future revenues are dependent on other factors, including the strength of the U.S. economy, possible future government regulations, the Company's ability to execute its marketing plans and the ability of the Company to capture new business; b) the new Golden plant startup might continue to have technical and other challenges and therefore not be able to achieve increased throughput and efficiency; c) margins might be reduced due to market conditions for products sold and due to increases in operating and materials costs, including energy, recycled fiber and paperboard which might not be able to be passed through to customers; d) the benefits of restructuring, reorganization, integration, cost reduction and optimization to be realized, including the benefits of an effective startup of the Golden plant, are uncertain because of possible delays and increases in costs; e) the ability to continue to reduce working capital, including inventory, is dependent in part on customers' order and inventory levels, and credit taken by them; f) selling, general and administrative costs might increase based on adding more staff and programs, and general cost increases; g) capital expenditures might be higher than planned due to unexpected requirements or opportunities; h) debt may not be reduced as estimated due to lower than expected free cash flow; i) the Company may be exposed to higher than predicted interest rates on the unhedged portion of its debt and on any new debt it might incur; j) if the Company is unable to meet the financial covenants on its debt, it could be subject to higher interest rates or possible default; k) the Company might not meet any other estimates for 2001 as a result of higher integration costs following the transfer of production within the system and the transfer from two shutdown plants, market conditions for pricing products, higher production costs, the inability to realize savings from cost reduction programs, higher than predicted interest rates, and other business factors; and l) the Company might not be able to maintain its effective tax rate at 40% due to the current and future tax laws, the Company's ability to identify and use its tax credits and other factors.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Financial Statements and Supplementary Data


     Consolidated Financial Statements:                  Page(s)

          Report of Independent Accountants               28

          Consolidated Income Statement for the years
            ended December 31, 2000, 1999 and 1998        29

          Consolidated Statement of Comprehensive Income
             for the years ended December 31, 2000,
             1999 and 1998                                30

         Consolidated Balance Sheet at December 31,
            2000 and 1999                                 31

         Consolidated Statement of Cash Flows for
             the years ended December 31, 2000,
             1999 and 1998                                32

         Consolidated Statement of Shareholders'
             Equity for the years ended
             December 31, 2000, 1999 and 1998             33

         Notes to Consolidated Financial Statements       34-57

         Schedule II - Valuation and Qualifying
            Accounts for the years ended
            December 31, 2000, 1999 and 1998              58



                REPORT OF INDEPENDENT ACCOUNTANTS

To  the  Board of Directors and Shareholders of Graphic Packaging
International Corporation:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Graphic Packaging International Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
Denver, Colorado
February 23, 2001



               MANAGEMENT'S REPORT TO SHAREHOLDERS

     The preparation, integrity and objectivity of the financial statements and all other financial information included in this annual report are the responsibility of the management of Graphic Packaging International Corporation. The financial statements have been prepared in accordance with generally accepted accounting principles, applying estimates based on management's best judgment where necessary. Management believes that all material uncertainties have been appropriately accounted for and disclosed.

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

GAIL A. CONSTANCIO                      JOHN S. NORMAN
Chief Financial Officer                 Corporate Controller



          GRAPHIC PACKAGING INTERNATIONAL CORPORATION
                 CONSOLIDATED INCOME STATEMENT
             (in thousands, except per share data)

                                     Year Ended December 31,
                                     2000       1999       1998

Sales                            $990,390   $742,510   $571,899
Sales to Coors Brewing Company    112,200    107,645    119,878
                                ---------   --------   --------
Total sales                     1,102,590    850,155    691,777

  Cost of goods sold              963,979    721,350    567,533
                                ---------   --------   --------
Gross profit                      138,611    128,805    124,244

  Selling, general and
    administrative expense         61,134     73,357     68,248
  Goodwill amortization            20,634     13,276      7,785
  Asset impairment and
    restructuring charges           5,620      7,813     21,391
                                ---------   --------   --------
Operating income                   51,223     34,359     26,820

  Gain from sale of businesses
    and other assets               19,172     30,236        ---
  Interest expense - net          (82,071)   (34,240)   (16,616)
                                ---------   --------   --------
Income (loss) from continuing
  operations before income
  taxes and extraordinary loss    (11,676)    30,355     10,204

  Income tax expense (benefit)     (4,678)    11,945      4,751
                                ---------   --------   --------
Income (loss) from continuing
  operations before
  extraordinary loss               (6,998)    18,410      5,453

Discontinued operations,
  net of tax
  Income from discontinued
    operations of CoorsTek            ---     15,637     15,812
  Loss on disposal of Golden
    Aluminum                          ---     (6,456)       ---
                                ---------   --------   --------
                                      ---      9,181     15,812
                                ---------   --------   --------
Income (loss) before
  extraordinary item               (6,998)    27,591     21,265

Extraordinary loss on early
  extinguishment of
  debt, net of tax of $1,312          ---     (2,332)       ---
                                ---------   --------   --------
Net income (loss)                  (6,998)    25,259     21,265

Preferred stock dividends
  declared                         (3,806)       ---        ---
                                ---------   --------   --------
Income (loss) attributable to
  common shareholders            ($10,804)   $25,259    $21,265
                                 ========   ========   ========



          GRAPHIC PACKAGING INTERNATIONAL CORPORATION
                 CONSOLIDATED INCOME STATEMENT
             (in thousands, except per share data)

                                       Year Ended December 31,
                                     2000       1999       1998
                                ---------   --------   --------
Net income (loss) attributable
  to common shareholders
  per basic share of common
  stock:

  Continuing operations           ($0.37)      $0.65      $0.19

  Discontinued operations             ---       0.32       0.56

  Extraordinary loss                  ---      (0.08)       ---
                                ---------   --------   --------
Net income (loss) attributable
  to common shareholders
  per basic share                  ($0.37)     $0.89      $0.75
                                =========   ========   ========

Weighted average shares
  outstanding - basic              29,337     28,475     28,504
                                =========   ========   ========

Net income (loss) attributable
  to common shareholders
  per diluted share of common
  stock:

  Continuing operations            ($0.37)     $0.64      $0.19

  Discontinued operations             ---       0.32       0.54

  Extraordinary loss                  ---      (0.08)       ---
                                ---------   --------   --------
Net income (loss) attributable
  to common shareholders
  per diluted share                ($0.37)     $0.88      $0.73
                                =========   ========   ========

Weighted average shares
  outstanding - diluted            29,337     28,767     29,030
                                =========   ========   ========

See Notes to Consolidated Financial Statements.



          GRAPHIC PACKAGING INTERNATIONAL CORPORATION
        CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                        (in thousands)

                                       Year Ended December 31,
                                     2000       1999       1998
                                ---------   --------   --------
Net income (loss)                 ($6,998)   $25,259    $21,265
                                ---------   --------   --------
Other comprehensive income:
  Foreign currency translation
    adjustments:
    Adjustments arising during
    the period                       (355)     1,686     (3,218)
    Reclassifications for
    amounts already included
    in net income                     ---      3,362        ---
  Minimum pension liability
    adjustment, net of tax
    of $178 in 2000, ($354) in
    1999 and $459 in 1998            (267)       531       (688)
                                ---------   --------   --------
Other comprehensive income
  (loss)                             (622)     5,579     (3,906)
                                ---------   --------   --------
Comprehensive income (loss)       ($7,620)   $30,838    $17,359
	                        =========   ========   ========

See Notes to Consolidated Financial Statements.


         GRAPHIC PACKAGING INTERNATIONAL CORPORATION
                  CONSOLIDATED BALANCE SHEET
              (in thousands, except share data)

                                                  December 31,
                                                2000         1999
ASSETS                                    ----------   ----------
Current assets
  Cash and cash equivalents                   $4,012      $15,869
  Accounts receivable, less allowance
    for doubtful accounts of $2,970 in
    2000 and $2,260 in 1999                   73,871       69,568
  Accounts receivable from Coors
    Brewing Company                            1,316        2,348
  Notes receivable                               ---      200,000
  Inventories                                105,228      128,365
  Deferred income taxes                       14,305       18,026
  Other assets                                17,329       13,737
                                          ----------   ----------
    Total current assets                     216,061      447,913

Properties, net                              480,395      541,164
Goodwill, net                                580,299      593,024
Other assets                                  54,695       61,070
                                          ----------   ----------
Total assets                              $1,331,450   $1,643,171
                                          ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt       $58,500     $400,000
  Accounts payable                            58,910       63,845
  Accrued expenses and other liabilities      59,338       91,292
                                          ----------   ----------
  Total current liabilities                  176,748      555,137

Long-term debt                               576,600      615,500
Other long-term liabilities                   58,595       44,084
                                          ----------   ----------
  Total liabilities                          811,943    1,214,721

Minority interest                              4,356        5,140
Commitments and contingencies (Note 16)          ---          ---

Shareholders' equity
Preferred stock, 20,000,000 shares
   authorized:
   Series A, $0.01 par value, no shares
     issued or outstanding                       ---          ---
   Series B, $0.01 par value, 1,000,000
     shares issued and outstanding at
     stated value of $100 per share at
     December 31, 2000                       100,000          ---
Common stock, $0.01 par value
   100,000,000 shares authorized;
   30,544,449and 28,576,771 issued
   and outstanding at December 31,
   2000 and 1999                                 305          286
Paid-in capital                              422,327      422,885
Retained earnings (deficit)                   (6,998)         ---
Accumulated other comprehensive income
  (loss)                                        (483)         139
                                          ----------   ----------
  Total shareholders' equity                 515,151      423,310
                                          ----------   ----------
Total liabilities and shareholders'
  equity                                  $1,331,450   $1,643,171
                                          ==========   ==========

See Notes to Consolidated Financial Statements.


          GRAPHIC PACKAGING INTERNATIONAL CORPORATION
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (in thousands)

                                       Year Ended December 31,
                                    2000         1999         1998
                                --------     --------     --------
Cash flows from operating
  activities:
  Net income (loss)              ($6,998)     $25,259      $21,265

  Adjustments to reconcile net
    income to net cash
    provided by operating
    activities:
    Asset impairment and
      restructuring charges        5,620        7,813       34,488
    Gain from sale of
      businesses and other
      assets                     (19,172)     (30,236)         ---
    Loss on disposal of
      Golden Aluminum                ---       10,000          ---
    Depreciation                  62,460       63,602       48,764
    Amortization of goodwill      20,634       15,393        8,743
    Amortization of debt
      issuance costs               8,865        2,448          ---
    Change in net deferred
      income taxes                11,676         (908)       7,305
    Change in current assets
      and current liabilities,
      net of effects from
      acquisitions
      Accounts receivable         (3,271)       3,757        2,865
      Inventories                 23,137        5,664       (1,232)
      Other assets                (3,592)      (6,866)       5,369
      Accounts payable            (4,935)      29,237      (18,151)
      Accrued expenses and
        other liabilities        (31,954)      20,392      (12,300)
      Change in deferred items
        and other                    828      (10,417)         178
                                --------     --------     --------
Net cash provided by operating
  activities                      63,298      135,138       97,294

Cash flows from investing
  activities:
  Additions to properties        (30,931)     (91,455)     (78,463)
  Acquisitions, net of cash
    acquired                         ---     (905,069)    (300,774)
  Collection of note
    receivable                   200,000          ---          ---
  Proceeds from sale of assets    43,580      170,526      131,899
  Other                              ---       13,812         (369)
                                --------     --------     --------
Net cash provided by (used in)
  investing activities           212,649     (812,186)    (247,707)

Cash flows from financing
  activities:
  Proceeds from issuance of
    preferred stock, net of
    stock issuance costs          98,558          ---          ---
  Proceeds from borrowings        51,500    1,643,116      126,800
  Repayment of debt             (431,900)    (957,200)         ---
  Debt issuance costs             (6,312)     (29,716)         ---
  Preferred stock dividends
    paid                          (1,306)         ---          ---
  Common stock issuance and
    other                          1,656       10,521          454
                                --------     --------     --------
Net cash provided by (used in)
  financing activities          (287,804)     666,721      127,254

Cash and cash equivalents:
  Net decrease in cash and
    cash equivalents             (11,857)     (10,327)     (23,159)
  Balance at beginning of year    15,869       26,196       49,355
                                --------     --------     --------
  Balance at end of year          $4,012      $15,869      $26,196
                                ========     ========     ========

Cash flows from discontinued operations of CoorsTek for 1999 and 1998 have not been excluded from the Consolidated Statement of Cash Flows.

See Notes to Consolidated Financial Statements.


                 GRAPHIC PACKAGING INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                (in thousands)

                                                        Accumu-
                                                         lated
                                                         Other
                                                        Compre-
                                                        hensive
                  Preferred Common  Paid-in Earnings     Income
                    Stock    Stock  Capital (Deficit)    (Loss)    Total
                  --------- ------ -------- --------  --------- --------
Balance at              ---   $284 $451,336 ($19,555)  ($1,534) $430,531
 December 31, 1997

Exercise of stock
  options               ---      1      875      ---       ---       876
Tax benefit of
  option exercise       ---    ---      480      ---       ---       480
Issuance of common
  stock                 ---      1    1,097      ---       ---     1,098
Share repurchase
  program               ---     (2)  (2,387)     ---       ---    (2,389)
Net income              ---    ---      ---   21,265       ---    21,265
Minimum pension
  liability
  adjustment            ---    ---      ---      ---      (688)     (688)
Cumulative
  translation
  adjustment            ---    ---      ---      ---    (3,218)   (3,218)
                   -------- ------ -------- --------  -------- ---------
Balance at
 December 31, 1998     ---    284  451,401    1,710     (5,440)  447,955

Issuance of common
  stock                 ---      2    3,816      ---       ---     3,818
Net income              ---    ---      ---   25,259       ---    25,259
CoorsTek dividend       ---    ---  (32,332) (26,969)      ---   (59,301)
Minimum pension
  liability
  adjustment            ---    ---      ---      ---       531       531
Cumulative
  translation
  adjustment            ---    ---      ---      ---     5,048     5,048
                  --------- ------ -------- --------  --------  --------
Balance at
 December 31, 1999      ---    286  422,885      ---       139   423,310

Issuance of common
  stock                 ---     19    4,690      ---       ---     4,709
Issuance of
  preferred stock,
  net of issuance
  costs             100,000    ---   (1,442)     ---       ---    98,558
Net loss                ---    ---      ---   (6,998)      ---    (6,998)
Preferred stock
  dividends
  declared              ---    ---   (3,806)     ---       ---    (3,806)
Minimum pension
  liability
  adjustment            ---    ---      ---      ---      (267)     (267)
Cumulative
  translation
  adjustment            ---    ---      ---      ---      (355)     (355)
                  --------- ------ -------- --------  --------  --------
Balance at
 December 31, 2000 $100,000   $305 $422,327  ($6,998)    ($483) $515,151
                  ========= ====== ======== ========  ========  ========

See Notes to Consolidated Financial Statements.


           GRAPHIC PACKAGING INTERNATIONAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies

      Nature of Operations: Graphic Packaging International Corporation (the Company or GPC) is a manufacturer of packaging products used by consumer product companies as primary packaging for their end-use products. The Company's strategy is to maximize its competitive position and growth opportunities in its core business, folding cartons. Toward this end, over the past several years the Company has acquired two significant folding carton businesses and has disposed of several noncore businesses and under-performing assets.

     CoorsTek, Inc. (formerly known as Coors Ceramics Company) develops, manufactures and sells advanced technical products across a wide range of product lines for a variety of applications. On December 31, 1999, the Company distributed 100% of CoorsTek's shares of common stock to the GPC shareholders in a tax-free transaction. Shareholders received one share of CoorsTek stock for every four shares of GPC stock held. The results of operations for CoorsTek have been presented as a discontinued operation in the accompanying 1999 and 1998 consolidated financial statements. CoorsTek issued a promissory note to GPC on December 31, 1999 totaling $200.0 million in satisfaction of outstanding intercompany obligations at the time of the spin-off and as a one-time, special dividend. The note was paid in full on January 4, 2000. No gain or loss was recognized by GPC as a result of the spin-off transaction.

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

     Reclassifications: Certain 1999 and 1998 amounts have been reclassified to conform to the 2000 presentation.

      Concentration of Credit Risk: A significant portion of the Company's net sales consist of sales to Kraft Foods, Inc. and affiliates under various contracts and Coors Brewing Company as follows:

                                  2000      1999     1998
                                  ----      ----     ----
     Kraft Foods, Inc.             14%       20%      15%
     Coors Brewing Company         10%       13%      17%

      Revenue Recognition:  Revenue is generally recognized  when
goods  are  shipped.   Shipping and handling  costs  invoiced  to
customers   are  included  in  revenue.   Associated  costs   are
recognized as costs of sales.

     Inventories:  Inventories are stated at the lower of cost or
market.   Cost  is  determined by the first-in, first-out  (FIFO)
method.

     The classification of inventories, in thousands, at December
31, was as follows:

                                2000        1999
                            --------    --------
     Finished                $61,038     $63,491
     In process               13,301      20,466
     Raw materials            30,889      44,408
                            --------    --------
       Total inventories    $105,228    $128,365
                            ========    ========

       Properties: Land, buildings, equipment and purchased software are stated at cost. The costs of developing internal-use software are capitalized and amortized when placed in service over the expected useful life of the software. Real estate properties are non-operating properties held for sale. For financial reporting purposes, depreciation is recorded principally on the straight-line method over the estimated useful lives of the assets as follows:

     Buildings                             30 years
     Machinery and equipment               3 to 15 years
     Building and leasehold improvements   The shorter of the
                                               useful life, lease
                                               term or 15 years
     Internal-use software                 8 years

     The cost of properties and related accumulated depreciation, in thousands, at December 31, consisted of the following:

                                          2000        1999
                                      --------     --------
     Land and improvements             $17,863      $17,077
     Buildings and improvements        122,820      117,605
     Machinery and equipment           506,984      471,022
     Real estate properties              5,342        5,944
     Construction in progress           23,926       79,946
                                      --------     --------
                                       676,935      691,594
     Less accumulated depreciation     196,540      150,430
                                      --------     --------
       Net properties                 $480,395     $541,164
                                      ========     ========

      Accelerated depreciation methods are generally used for income tax purposes. Expenditures for new facilities and improvements that substantially extend the capacity or useful life of an asset are capitalized. Ordinary repairs and maintenance are expensed as incurred.

       Impairment   of   Long-Lived   Assets   and   Identifiable
Intangibles: The Company periodically reviews long-lived assets, identifiable intangibles and goodwill for impairment whenever events or changes in business circumstances indicate the carrying amount of the assets may not be fully recoverable. Measurement of the impairment loss is based on the fair value of the asset, which is generally determined by the discounting of future estimated cash flows.

      Start-Up Costs: Non-construction start-up costs associated with manufacturing facilities are expensed as incurred.

      Goodwill: Goodwill is amortized on a straight-line basis over the estimated future periods to be benefited, generally 30 years. Goodwill was $617.6 million at December 31, 2000 and
$609.7 million at December 31, 1999, less accumulated amortization of $37.3 million and $16.7 million, respectively.

      Share Repurchase Program: On September 3, 1998, the Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares on the open market. During 1998, the Company repurchased 181,200 shares for approximately $2 million under this share repurchase program. No shares were repurchased in 2000 or 1999. Terms of the Credit Agreement entered into in 1999 currently prohibit additional share repurchases.

      Hedging Transactions: The Company periodically enters into forward exchange contracts to hedge transactions and firm commitments denominated in foreign currencies. Gains and losses on foreign exchange contracts are deferred and recognized in the basis of the transaction when completed. Through January 1999, the Company also periodically entered into forward, future and option contracts for commodities to hedge its exposure to price fluctuations. The gains and losses on qualified hedge contracts were deferred and recognized in cost of goods sold as part of the product cost. The Company also enters into forward purchase contracts periodically to purchase energy. The Company enters into these contracts with the expectation of taking delivery of the energy during the normal course of business. In addition, the Company has entered into contracts to cap the underlying interest rate on $350.0 million of borrowings and has also entered into interest rate swap agreements for $225.0 million of its borrowings. (See Note 7.) Gains and losses on these contracts are recognized in interest expense when realized.

       Earnings per Share: Following is a reconciliation between basic and diluted earnings per common share from continuing operations attributable to common shareholders for each of the three years ended December 31 (in thousands, except per share information):

                                                 Per
                                               Share
                            Income   Shares   Amount
2000                       -------   ------   ------
Income (loss) from
  continuing perations
  attributable to
  common shareholders --
  basic EPS               ($10,804)  29,337   ($0.37)
Other dilutive equity
  instruments                  ---      ---
                          --------   ------
Income (loss) from
  continuing operations
  attributable to
  common shareholders --
  diluted EPS             ($10,804)  29,337   ($0.37)
                          ========   ======   ======

1999
Income (loss) from
  continuing operations
  attributable to
  common shareholders --
  basic EPS                $18,410   28,475    $0.65
Other dilutive equity
  instruments                  ---      292
                          --------   ------
Income (loss) from
  continuing operations
  attributable to
  common shareholders --
  diluted EPS              $18,410   28,767    $0.64
                          ========   ======   ======

1998
Income (loss) from
  continuing operations
  attributable to
  common shareholders --
  basic EPS                 $5,453   28,504    $0.19
Other dilutive equity
  instruments                  ---      526
                          --------   ------
Income (loss) from
  continuing operations
  attributable to
  common shareholders --
  diluted EPS               $5,453   29,030    $0.19
                          ========   ======   ======

      The Company's outstanding preferred stock of $100.0 million is convertible into approximately 48,485,000 shares of common stock. The conversion of the preferred stock into common stock is not reflected in the diluted earnings per share calculation as conversion would be anti-dilutive for 2000. Additional potentially dilutive securities, in thousands, totaling 6,627, 4,262, and 2,416, were excluded from the historical diluted income or loss per common share calculations because of their anti-dilutive effect for 2000, 1999 and 1998, respectively.

       Statement of Cash Flows: The Company defines cash equivalents as highly liquid investments with original maturities of 90 days or less. Book overdrafts totaling $20.0 million and $22.5 million at December 31, 2000 and 1999, respectively, have been included in accounts payable on the accompanying balance sheet. The Company received a net income tax refund of $7.1 million in 2000 and paid income taxes totaling $2.8 million and $8.7 million in 1999 and 1998, respectively.

      Interest incurred, capitalized, expensed and paid, in thousands, for the years ended December 31, were as follows:

                           2000      1999      1998
                        -------   -------   -------
Total interest costs    $84,343   $38,856   $22,308
Interest capitalized      1,089     1,973       330
Interest expensed        83,254    36,883    21,978
Interest paid            80,872    35,970    19,454

      Non-cash investing and financing activities in 1999 include the receipt of a $200 million short-term note in connection with the CoorsTek spin-off, cancellation of a $60.0 million note receivable when Golden Aluminum was returned to the Company, and the issuance of shares of common stock valued at $3.2 million in exchange for compensation and other services. Non-cash investing and financing activities in 2000 include the issuance of shares of common stock valued at $4.2 million relating to the 401(k) employer match.

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

     New Accounting Standard: Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This statement, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position at fair value. This statement is effective for the Company's financial statements for the year ending December 31, 2001 and the adoption of this standard is expected to have a cumulative effect on the Company's statement of financial position of approximately $6 million.


Note 2.  Discontinued Operations

     The historical operating results and losses on the sale of the following business segments have been segregated as discontinued operations on the accompanying Consolidated Income Statement for the years ended December 31, 1999 and 1998. Discontinued operations have not been segregated on the
Consolidated Statement of Cash Flows. Asset and business dispositions which do not constitute the discontinuation of a business segment are discussed in Note 4. See Note 3 for discussion of the Kalamazoo Mill, which was reclassified from discontinued operations to continuing operations in 2000.

     CoorsTek Spin-off

     On December 31, 1999, the Company distributed 100% of CoorsTek's shares of common stock to the GPC shareholders in a tax-free transaction. Shareholders received one share of CoorsTek stock for every four shares of GPC stock held. CoorsTek issued a promissory note to GPC on December 31, 1999 totaling $200.0 million in satisfaction of outstanding intercompany obligations at the time of the spin-off and as a one-time, special dividend. The note was paid in full on January 4, 2000. No gain or loss was recognized by GPC as a result of the spin-off transaction. Interest expense of $16.0 million and $3.6 million was allocated to the discontinued operations of CoorsTek in 1999 and 1998, respectively, based upon intercompany debt, plus CoorsTek's allocation of total consolidated debt at the time of the spin-off in 1999.

     Golden Aluminum

     In 1996, the Board of Directors adopted a plan to dispose of the Company's aluminum rigid-container sheet business operated by Golden Aluminum. In conjunction with this decision, the Company recorded pre-tax charges of $155.0 million for anticipated losses upon the disposition and estimated operating losses of the business through the disposition date. In March 1997, Golden Aluminum was sold for $70.0 million, of which $10.0 million was paid at closing and $60.0 million was due within two years. In December of 1998, the Company extended the due date on the $60.0 million payment until September 1, 1999. In accordance with the purchase agreement, the purchaser exercised its right to return Golden Aluminum to the Company on August 23, 1999 in discharge of the $60.0 million obligation. The initial payment of $10.0 million was nonrefundable. The Company subsequently sold the assets of Golden Aluminum to another buyer for approximately $41 million on November 5, 1999. An additional pre-tax charge of $10.0 million was recorded in 1999 relating to the ultimate disposition of Golden Aluminum's assets.
Financial Data - Discontinued Operations

     Financial data for CoorsTek and Golden Aluminum for the years ended December 31, in thousands, are summarized as follows:

                                             Golden
1999                              CoorsTek  Aluminum      Total
                                  --------  --------   --------

Net sales                         $365,061      $---   $365,061
                                  ========  ========   ========
Income from operations before
  income taxes                     $25,117      $---    $25,117
Income tax expense                   9,480       ---      9,480
                                  --------  --------   --------
Income from operations              15,637       ---     15,637

Loss from disposal before taxes        ---   (10,000)   (10,000)
Income tax benefit                     ---     3,544      3,544
                                  --------  --------   --------
Net income (loss)                  $15,637   ($6,456)    $9,181
                                  ========  ========   ========
Net income per basic share of
  common stock:
  Income from operations             $0.55      $---      $0.55
  Loss on disposal                     ---     (0.23)     (0.23)
                                  --------  --------   --------
Net income (loss) per basic
  share                              $0.55    ($0.23)     $0.32
                                  ========  ========   ========
Net income per diluted share of
  common stock:
  Income from operations             $0.54      $---      $0.54
  Loss on disposal                     ---     (0.22)     (0.22)
                                  --------  --------   --------
Net income (loss) per diluted
  share                              $0.54    ($0.22)     $0.32
                                  ========  ========   ========


                                              Golden
1998                              CoorsTek  Aluminum      Total
                                  --------  --------   --------
Net sales                         $296,614      $---   $296,614
                                  ========  ========   ========
Income from operations before
  income taxes                     $25,361      $---    $25,361
Income tax expense                   9,549       ---      9,549
                                  --------  --------   --------
Net income                         $15,812      $---    $15,812
                                  ========  ========   ========

Net income per basic share           $0.56      $---      $0.56
                                  ========  ========   ========

Net income per diluted share         $0.54      $---      $0.54
                                  ========  ========   ========

Note 3.  Acquisitions

     1999 Acquisitions

Fort James Packaging Business

     On August 2, 1999, the Company acquired the assets and liabilities of the packaging manufacturing business of Fort James Corporation for cash consideration of approximately $849 million. The Fort James acquisition, which included 13 operations located throughout North America, has been accounted for under the purchase method. Accordingly, the excess of the purchase price over the fair value of the assets and liabilities acquired of approximately $454 million is being amortized using the straight-line method over 30 years. The folding carton business of Fort James was a major supplier of folding cartons to leading consumer product companies for packaging food. The folding carton business of Fort James has been included in the Company's results since August 2, 1999.

      On May 12, 2000, the Company announced the planned closure of the Perrysburg, Ohio folding carton plant. Costs totaling $7.85 million to shut down the Perrysburg facility, which was part of the acquisition of the Fort James packaging business, have been accounted for as a cost of the acquisition. The Company has completed the closure of the plant and the transition of the plant's business to other Company facilities as of December 31, 2000. The plant's property is currently being offered for sale.

      The Company purchased the Kalamazoo Mill on August 2, 1999 as part of the acquisition of the Fort James packaging business. The Kalamazoo Mill produces coated recycled paperboard. In December 1999, the Board of Directors approved a plan to offer the Kalamazoo Mill for sale. The Kalamazoo Mill was reflected in the Company's consolidated financial statements as a discontinued operation from December 1999 through September 30, 2000. The Company has been unable to sell the Kalamazoo Mill and, accordingly, has reclassified the results of operations and net assets of the Kalamazoo Mill into continuing operations for all periods presented in the Company's consolidated financial statements. The Company is no longer actively pursuing the sale of the Kalamazoo Mill.

       The following assets, liabilities, and components of operating income from the Kalamazoo Mill's 1999 results have been added to continuing operations (in thousands):

             Total assets          $243,068
                                   ========

             Total liabilities      $18,068
                                   ========

             Net sales              $18,750
                                   ========

             Operating income        $3,243
                                   ========

     The following unaudited pro forma information for GPC has been prepared assuming that the Fort James packaging business acquisition had occurred on January 1, 1998. The pro forma information includes adjustments for (1) amortization of goodwill, (2) increased interest expense related to new borrowings at applicable rates for the purchase, and (3) the net tax effect of pro forma adjustments at the statutory rate. CoorsTek and Golden Aluminum are reflected as discontinued operations in the unaudited pro forma financial information. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been had the transaction actually occurred on January 1, 1998 nor is it necessarily indicative of the results of operations which may occur in the future.

        PRO FORMA INCLUDING FORT JAMES PACKAGING BUSINESS

                                       Pro Forma      Pro Forma
                                       Year Ended     Year Ended
                                      December 31,   December 31,
                                          1999           1998
(in thousands, except per share data)  (Unaudited)    (Unaudited)
                                       ----------     ----------
Net sales                              $1,187,781     $1,283,310
                                       ==========     ==========
Income (loss) from continuing
  operations, before
  extraordinary loss                       (2,867)       (30,919)
                                       ==========     ==========

Net income (loss)                           3,982        (15,107)
                                       ==========     ==========
Income (loss) from continuing
  operations, before
  extraordinary loss per
  basic share of common stock              ($0.10)        ($1.09)
                                       ==========     ==========
Income (loss) from continuing
  operations, before
  extraordinary loss per
  diluted share of common stock            ($0.10)        ($1.09)
                                       ==========     ==========
Net income (loss) per basic
  share of common stock                     $0.14         ($0.53)
                                       ==========     ==========
Net income (loss) per diluted
  share of common stock                     $0.14         ($0.53)
                                       ==========     ==========

Edwards Enterprises

     On March 1, 1999, CoorsTek acquired all of the outstanding shares of Edwards Enterprises for approximately $18 million. The acquisition has been accounted for under the purchase method. Accordingly, the excess of the purchase price over the fair value of net assets acquired of $4.2 million is being amortized using the straight-line method over 20 years. Edwards Enterprises, located in Newark, California, manufactures precision-machined parts for the semiconductor industry. The results of Edwards Enterprises since March 1, 1999 are included in the 1999 discontinued operations of CoorsTek.

Precision Technologies

      On March 12, 1999, CoorsTek acquired the net assets of Precision Technologies for approximately $22 million in cash and 300,000 warrants to receive shares of the Company's common stock at an exercise price equal to the fair market value at the date of closing. These warrants were converted into warrants to purchase shares of CoorsTek stock following the spin-off. The warrants were recorded as an increase in the purchase price at their estimated fair value on the date of acquisition using the Black-Scholes pricing model. The acquisition has been accounted for under the purchase method of accounting. Accordingly, the excess of the purchase price over the fair value of net assets acquired of $20.2 million is being amortized using the straight-line method over 20 years. Precision Technologies, located in Livermore, California, manufactures precision-machined parts for the semiconductor, medical and aircraft industries. The results of Precision Technologies since March 12, 1999 are included in the 1999 discontinued operations of CoorsTek.

Doo Young Semitek

      In December 1999, CoorsTek acquired all of the outstanding shares of Doo Young Semitek for $3.6 million. The name of Doo Young Semitek was subsequently changed to CoorsTek-Korea. The acquisition has been accounted for under the purchase method of accounting and goodwill of $2.5 million is being amortized over 15 years. CoorsTek-Korea, located in Kyungbook, South Korea, manufactures technical ceramic parts for the semiconductor industry. The results of CoorsTek-Korea since December 1999 are included in the 1999 discontinued operations of CoorsTek.

     1998 Acquisitions

Britton Group

     On January 14, 1998, the Company acquired Britton Group plc pursuant to a cash tender offer of approximately $420 million. The Britton acquisition has been accounted for under the purchase method. Accordingly, the estimated excess of purchase price over the fair value of net assets acquired of approximately $164 million is being amortized using the straight-line method over 30 years. Britton was an international packaging group operating through two principal divisions: folding cartons and plastics. The folding cartons division, Universal Packaging, is a nonintegrated manufacturer of folding cartons in the United States, with capabilities in design, printing and manufacturing of multicolor folding cartons. The plastics division of Britton (Plastics Division), which was disposed of by the Company on April 20, 1998, operated in the United Kingdom and included the extrusion, conversion and printing of polyethylene into films and bags for industrial customers. The results of Universal Packaging are reflected in the accounts of the Company beginning January 14, 1998. The Plastics Division was reflected as a discontinued operation through the April 20, 1998 disposal date.

Filpac

     In August 1998, the Company acquired the assets and business of Filpac, a flexible packaging company, located in Montreal,
Canada for $4.8 million in cash. The acquisition has been accounted for under the purchase method of accounting and has been included in the accounts of the Company since the acquisition date. No goodwill resulted from this acquisition. Filpac was included in the Company's September 2, 1999 sale of its flexible packaging plants.


Note 4.  Dispositions

     2000 Dispositions

Malvern Packaging Plant

      On October 31, 2000, the Company sold the net assets of its Malvern, Pennsylvania packaging plant to Huhtamaki Van Leer for approximately $35 million in cash. The proceeds from the sale were used to reduce debt. The Company recorded a pre-tax gain of $11.4 million on the sale. The after-tax gain on sale was $6.8 million, or $0.23 per basic and diluted share.

Other Assets

      The Company sold patents and various other assets of its former developmental businesses and an airplane for cash consideration of approximately $8.2 million. A pre-tax gain of $7.8 million was recognized in 2000 relating to these asset sales. The after-tax gain on sale was $4.7 million, or $0.16 per basic and diluted share. A contingent pre-tax gain of approximately $3 million exists with respect to the sale of these other assets which may be realized, in whole or in part, in future periods.

     1999 Dispositions

Flexible Packaging Plants

      On September 2, 1999, the Company sold its flexible packaging plants to Sonoco Products Company for approximately $105 million in cash. The Company used the proceeds from the sale, less transaction costs, to reduce debt associated with its recent acquisition of the packaging business of Fort James. The Company recorded a pre-tax gain of $22.7 million. The after-tax gain on sale was $13.6 million, or $0.48 per basic share and $0.47 per diluted share.

Solar Electric Business

     On August 3, 1999, the Company sold its majority interest in a group of solar electric distribution companies to Kyocera International, Inc., a wholly owned subsidiary of Kyocera Corporation. The Company realized $30.8 million in cash of which $20.8 million was consideration for the Company's equity position and $10.0 million was for the repayment of certain debt owed to the Company. The Company used the proceeds from the sale, less transaction costs, to reduce debt associated with its recent acquisition of the packaging business of Fort James. The pre-tax gain recorded in conjunction with this transaction totaled $7.5 million while the after-tax gain was $4.5 million. Resultant earnings per share on a basic and diluted basis for the gain on this sale were $0.16.

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


Note 5.  Asset Impairment and Restructuring Charges

     Asset Impairment Charges

      The Company recorded a total of $5.9 million and $19.4 million in asset impairment charges in 1999 and 1998, respectively. Goodwill impairment of $5.5 million was included in the 1998 charge. The remainder of the 1998 charge consisted of fixed asset impairments. The 1999 charge consisted entirely of fixed asset impairments as described below.

     1999: The Company recorded $5.9 million of asset impairment charges in 1999 due to decisions to close its Boulder, Colorado and Saratoga Springs, New York plants. The Boulder, Colorado plant has been replaced by a new manufacturing facility in Golden, Colorado, which uses advanced equipment to improve the production process. Due to certain delays in production transition to Golden, the Boulder facility remains partially operational at December 31, 2000, with the expectation that complete shutdown will occur during 2001. The Saratoga Springs plant operated at higher overhead levels than other plants and used gravure press technology. Therefore, the decision was made to sell the Saratoga Springs property; move the business to other folding carton plants; and dispose of the gravure presses at Saratoga Springs. Boulder writedowns totaled $2.9 million and Saratoga Springs writedowns totaled $3.0 million. The Saratoga Springs facility shutdown was complete at December 31, 2000. The plant's property is currently being offered for sale.

     1998: The Company recorded $18.5 million in asset impairment charges in 1998. Deterioration of the performance at certain flexible packaging facilities and increased competitive conditions led management to review the carrying amounts of long-lived assets and goodwill in conjunction with an overall restructuring plan. Specifically, forecasted operating cash flows did not support the carrying amount of certain long-lived assets and goodwill at Graphic Packaging's Franklin, Ohio operation. In addition, management decided to offer for sale the Vancouver, British Columbia operation and close a divisional office in North Carolina. Therefore, the long-lived assets and related goodwill were written down to their estimated market values using the asset held for sale model.

      The Company recorded net asset impairment charges of $0.9 million in its Other businesses during 1998. These charges included a $1.0 million asset impairment charge to write down long-lived assets of Solartec, S.A., a solar electric subsidiary in Argentina. Since acquiring Solartec in November 1996, operating cash flows were below original expectations. As a result, the Company recorded this impairment to reduce the carrying value of its investment in Solartec to its estimated fair market value. In addition, the Company recorded a $0.4 million asset impairment charge related to the consolidation and outsourcing of certain manufacturing activities at its solar electric distribution business. As a result, certain long-lived assets became impaired and were written down to their estimated market value. Also during 1998, the Company sold certain equipment formerly used in a biodegradable polymer project for approximately $0.5 million. These assets had been previously written off as an asset impairment, so the resulting gain on sale of these assets was netted against the 1998 asset impairment charge.

     Restructuring Charges

     The Company recorded restructuring charges totaling $5.6 million, $1.9 million and $2.0 million in 2000, 1999, and 1998, respectively. In addition, restructuring reserves of $1.3 million related to the Perrysburg closure were recorded in 2000 as a cost of the Fort James packaging business acquisition. The following table summarizes accruals related to these restructurings.

                  Biodegradable Corn
                     Polymer    Syrup   Graphic   Graphic
                      Exit      Exit  Packaging Packaging
(in millions)         Plan      Plan  Corporate Operations Total
                  ------------- ----- --------- ---------- -----
Balance,
 December 31, 1997     $0.4     $0.9     $1.7       ---     $3.0

1998 restructuring
 charges                ---     (0.8)     ---       2.8      2.0
Cash paid              (0.4)    (0.1)    (1.7)     (1.0)    (3.2)
                      -----    -----    -----     -----    -----
Balance,
 December 31, 1998      ---      ---      ---       1.8      1.8
1999 restructuring
 charges                ---      ---      ---       1.9      1.9
Cash paid               ---      ---      ---      (1.8)    (1.8)
                      -----    -----    -----     -----    -----
Balance,
 December 31, 1999      ---      ---      ---       1.9      1.9
2000 restructuring
 charges                ---      ---      ---       5.6      5.6
2000 restructuring
 - Perrysburg           ---      ---      ---       1.3      1.3
Cash paid               ---      ---      ---      (3.8)    (3.8)
                      -----    -----    -----     -----    -----
Balance,
 December 31, 2000     $---     $---     $---      $5.0     $5.0
                      =====    =====    =====     =====    =====

       2000: In December 2000 the Company announced a restructuring plan to reduce fixed-cost personnel. The plan includes the elimination of approximately 200 non-production positions across the Company and offers severance packages in accordance with the Company's policies. The total cost of the reduction in force is estimated at $5.0 million, of which $3.0 million was recognized in the fourth quarter 2000 results. The remaining cost of approximately $2.0 million will be recognized in the first half of 2001 when severance packages are communicated to employees.

     In connection with the announced closure of the Perrysburg, Ohio plant, restructuring reserves were recorded totaling approximately $1.3 million. The reserves relate to severance of approximately 100 production positions and other plant closing costs. Consistent with the asset impairments related to the Perrysburg closure, the restructuring costs have been accounted for as a cost of the Fort James packaging business acquisition, with a resultant adjustment to goodwill. As of December 31, 2000, approximately $700,000 of the restructuring charges have been paid relating to the Perrysburg closure.

     The Company recorded a restructuring charge of $3.4 million in the first quarter of 2000 for anticipated severance costs as a result of the announced closure of the Saratoga Springs, New York plant. The Saratoga Springs plant was closed pursuant to a plant rationalization plan approved by the Company's Board of Directors in the fourth quarter of 1999. The Company has completed the closure of the Saratoga Springs plant and the transition of the plant's business to other Company facilities. Approximately $2.0 million of restructuring charges have been paid through the
fourth   quarter  relating  to  the  Saratoga  Springs   facility
shutdown.

      1999: The Company recorded a $1.9 million restructuring charge pursuant to a plant rationalization plan approved by the Company's Board of Directors. The Company instituted this plan to further its goal of refining its focus on folding carton packaging and to reduce headcount. All of the 1999 charge relates to severance, primarily at the Company's Lawrenceburg, Tennessee manufacturing plant. The Company initially planned to complete this restructuring plan by the end of 2000. At December 31, 2000, approximately $1.0 million of severance and related costs have been paid. However, customer needs in both Boulder and Lawrenceburg, coupled with the timing of the transition of business to the Company's new Golden, Colorado facility, have impacted the completion of the restructuring and resulted in the savings of approximately $800,000 of anticipated restructuring costs. The 2000 restructuring expense is net of this $800,000 benefit.

      1998: During 1998, the Company instituted a restructuring plan related to certain Graphic Packaging operations and recorded $2.8 million in restructuring charges. This plan included the consolidation and realignment of certain administrative functions and the downsizing of its Franklin, Ohio operation. This plan resulted in the elimination of approximately 20 administrative and 65 manufacturing positions with related severance costs of approximately $2.5 million. This plan also included approximately $0.3 million in other exit costs relating to the closure of a divisional office in North Carolina. The Company made cash payments of $1.0 million in the fourth quarter of 1998 and $1.6 million during 1999. Remaining reserves at December 31, 2000 relate to operating lease obligations in connection with the divisional office.

Note 6.  Indebtedness

     As of December 31, 2000, the Company's borrowings under the Senior Credit Facilities totaled $635.1 million and bore interest based on LIBOR resulting in a blended rate of approximately 11.1%, including amortization of debt issuance costs. Long-term debt, in thousands, consisted of the following as of December 31:

                                               2000        1999
                                           --------   ---------
      Term loan due August 15, 2001         $33,500    $375,000
      Five-year term loan due
        August 2, 2004                      312,500     325,000
      Revolving credit facility due
        August 2, 2004                      289,100     315,500
                                           --------   ---------
      Total debt                            635,100   1,015,500
          Less current maturities            58,500     400,000
                                           --------   ---------
      Total long-term debt                 $576,600    $615,500
                                           ========   =========

      On August 2, 1999, the Company entered into a $1.3 billion revolving credit and term loan agreement (the Credit Agreement) with a group of lenders, with Bank of America, N.A. as agent. During the first quarter of 2000, the Company reduced the amount available under the Credit Agreement by $50 million. The Credit Agreement is comprised of four senior credit facilities including a $125 million 180-day term facility, a $400 million one-year facility, a $325 million five-year term loan facility and a $400 million five-year revolving credit facility (collectively, the Senior Credit Facilities). Proceeds from the Senior Credit Facilities were used to finance the August 2, 1999 acquisition of the Fort James packaging business and to repay the Company's other outstanding borrowings.

      During the first quarter of 2000, the Company utilized the $200 million of proceeds from the CoorsTek spin-off to reduce outstanding debt. In addition, in August of 2000, the Company issued $100 million of convertible preferred stock and reduced outstanding debt with the proceeds. In conjunction with the preferred stock issuance, the Senior Credit Facilities were amended to extend the term of the one-year facility, allow for the payment of a dividend on the newly issued preferred stock, and to revise the financial covenants and required amortization schedule under the five-year term loan.

      Amounts borrowed under the Senior Credit Facilities bear interest under various pricing alternatives plus a spread depending on the Company's leverage ratio. The various pricing alternatives include (i) LIBOR, or (ii) the higher of the Federal Funds Rate plus 0.5% or the prime rate. In addition, the Company pays a commitment fee that varies based upon the Company's leverage ratio and the unused portion of the revolving credit facility. Mandatory prepayments under the Senior Credit Facilities are required from the proceeds of any significant asset sale or from the issuance of any debt or equity securities. In addition, the five-year term loan is due in quarterly installments beginning with the first quarter of 2000. Total installments for 2001 through 2004, respectively, are $25 million, $35 million, $40 million and $25 million, with the remaining balance due on August 2, 2004.

      The Senior Credit Facilities are collateralized by first priority liens on all material assets of the Company and all of its domestic subsidiaries. The Credit Agreement currently limits the Company's ability to pay dividends other than permitted dividends on the preferred stock, and imposes limitations on the incurrence of additional debt, acquisitions, capital expenditures and the sale of assets.

      Interest expense of $16.0 million and $3.6 million was allocated to the discontinued operations of CoorsTek in 1999 and 1998, respectively, based upon CoorsTek's $200 million allocation of total consolidated debt at the time of the spin-off for 1999, $50 million of outstanding intercompany debt for 1998, and intercompany interest charges or payments for the usage or generation of cash from operations for 1998.

      The  Company incurred debt extinguishment costs  in  August
1999 of $3.6 million when existing debt instruments were repaid in connection with the purchase of the Fort James packaging business through the issuance of new credit facilities.


Note 7.  Fair Value of Financial Instruments

       The fair value of cash and cash equivalents, notes receivable and current maturities of long-term debt approximates carrying value because of the short maturity of these instruments. For 2000 and 1999, the fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturity and credit quality. Because the interest rates on the long-term debt are reset monthly, the carrying value approximates the fair value of long-term debt.

      The Company has entered into interest rate swap agreements to hedge the underlying interest rates on $100 million of borrowings at an average fixed interest rate of 5.94% and an average risk-free rate of 6.98% on $125 million of its borrowings. In addition, the Company has interest rate contracts that provide interest rate cap protection on $350 million of its floating rate debt.

     The Company has accounted for the contracts as hedges of its current borrowings and, as such, the contracts are not marked to market and any gain or loss upon settlement is netted with the underlying interest cost of borrowing. The Company is exposed to credit loss in the event of nonperformance by the commercial banks that issued the interest rate contracts. However, the Company does not anticipate nonperformance by these banks. The fair value of the Company's derivative instruments at December 31, 2000, in thousands, is as follows:

     Interest rate swaps      ($5,896)
                              =======

     Interest rate caps           $26
                              =======


Note 8.  Operating Leases

      The Company leases a variety of facilities, warehouses, offices, equipment and vehicles under operating lease agreements that expire in various years. Future minimum lease payments, in thousands, required as of December 31, 2000, under noncancelable operating leases with terms exceeding one year, are as follows:

     2001                     $2,054
     2002                      1,253
     2003                        973
     2004                        488
     2005 and thereafter       5,686
                             -------
           Total             $10,454
                             =======

      Operating lease rentals for warehouse, production, office facilities and equipment amounted to $3.1 million in 2000, $4.3 million in 1999 and $2.6 million in 1998.


Note 9.  Income Taxes

     The sources of income (loss), in thousands, from continuing operations before income taxes and extraordinary loss were:

                                   Year Ended December 31,
                                 2000        1999         1998
                             --------     -------      -------
 Domestic                    ($11,228)    $25,260      $12,649
 Foreign                         (448)      5,095       (2,445)
                             --------     -------      -------
 Income (loss) from
   continuing operations
   before income taxes
   and extraordinary loss    ($11,676)    $30,355      $10,204
                             ========     =======      =======

The total provision for income taxes, in thousands, included the following:

                                    Year Ended December 31,
                                 2000        1999         1998
                             --------     -------      -------
Current provision:
  Federal                    ($15,011)    $13,940       $2,781
  State                           321       1,741        2,826
  Foreign                         ---       4,347        2,671
                             --------     -------      -------
  Total current tax
    expense (benefit)        ($14,690)    $20,028       $8,278
                             ========     =======      =======
Deferred provision:
  Federal                     $11,229        $800       $8,568
  State                        (1,217)        704         (931)
  Foreign                         ---      (4,963)      (1,615)
                             --------     -------      -------
  Total deferred tax
    expense (benefit)          10,012      (3,459)       6,022
                             --------     -------      -------
Total income tax expense
  (benefit)                   ($4,678)    $16,569      $14,300
                              =======     =======      =======

     The total provision for income taxes, in thousands, is included in the Consolidated Income Statement as follows:

                                   Year Ended December 31,
                                 2000       1999       1998
                              -------    -------    -------
Continuing operations         ($4,678)   $11,945     $4,751
Discontinued operations           ---      5,936      9,549
Extraordinary loss                ---     (1,312)       ---
                              -------    -------    -------
  Total income tax expense
    (benefit)                 ($4,678)   $16,569    $14,300
                              =======    =======    =======

     Temporary differences that gave rise to a significant portion of deferred tax assets (liabilities), in thousands, at December 31 were as follows:

                                        2000        1999
                                    --------    --------
Depreciation and other property
  related                           ($37,500)   ($32,823)
Amortization of intangibles           (7,965)        (36)
Pension and employee benefits         11,854       9,123
Tax credits                            8,251      15,152
Interest                                 156        (894)
Inventory                              3,061       1,524
Accruals                               7,075      12,928
Net operating loss and
  contribution carryovers             10,102       1,524
All other                                111         108
                                    --------    --------
  Gross deferred tax asset
    (liability)                       (4,855)      6,606
Less valuation allowance                 338         123
                                    --------    --------
  Net deferred tax asset
    (liability)                      ($5,193)     $6,483
                                    ========    ========

     The valuation allowance for deferred tax assets was increased by $215,000 in 2000 and decreased by $4.2 million in 1999. The decrease in the valuation allowance for 1999 resulted primarily from the transfer of deferred tax assets and associated valuation allowances on the sale of a subsidiary. The increase in 2000 relates to uncertainty surrounding the ultimate deductibility of a foreign net operating loss carryforward.

     At December 31, 2000 the Company had net operating loss carryforwards of approximately $23 million which will begin to expire in years after 2020. The Company also has approximately $8.3 million of alternative minimum tax credits which have an indefinite carryforward period and $0.4 million in research and development credits which will begin to expire in years after 2019.

      The principal differences between the effective income  tax
rate,  attributable  to  continuing  operations,  and  the   U.S.
statutory federal income tax rate, were as follows:

                                   Year Ended December 31,
                                    2000    1999    1998
                                   -----   -----   -----
Expected tax rate                  35.0%   35.0%   35.0%
State income taxes (net of
  federal benefit)                  3.2     3.2     5.8
Nondeductible expenses and
  losses                          (26.7)    2.4    31.2
Effect of foreign investments       0.1    (3.3)   (0.3)
Change in deferred tax asset
  valuation allowance              (1.8)    0.4     5.8
Benefit of Foreign Sales
  Corporation                       ---     ---    (4.4)
Research and development and
  other tax credits                28.3     ---   (30.8)
Other - net                         2.0     1.7     4.3
                                   -----   -----   -----
  Effective tax rate               40.1%   39.4%   46.6%
                                   =====   =====   =====

      The Internal Revenue Service (IRS) has completed its examination of the Company's federal income tax returns through 1998. The IRS has not begun its review of the federal income tax return for 1999. In the opinion of management, adequate accruals have been provided for all income tax matters and related interest.

       As a result of certain restructuring actions, the undistributed earnings of foreign subsidiaries previously considered as being permanently reinvested have been distributed to the U.S. as a dividend. Foreign tax credits are expected to be available to eliminate the resulting U.S. income tax liability on the dividend.

      The Company and CoorsTek have executed a tax sharing agreement that defines the parties' rights and obligations with respect to deficiencies and refunds of Federal, state and other taxes relating to the CoorsTek business for tax years prior to the spin-off and with respect to certain tax attributes of CoorsTek after the spin-off. In general, the Company is responsible for filing consolidated Federal and combined or consolidated state tax returns and paying the associated taxes for periods through December 31, 1999. CoorsTek will reimburse the Company for the portion of such taxes relating to the CoorsTek business. CoorsTek is responsible for filing returns and paying taxes related to the CoorsTek business for periods after December 31, 1999.

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


Note 10.  Stock Compensation

     The Company has an equity incentive plan that provides for the granting of nonqualified stock options and incentive stock options to certain key employees. The equity incentive plan also provides for the granting of restricted stock, bonus shares, stock units and offers to officers of the Company to purchase stock. The number of shares made available for award under the plan was equal to 4.8 million shares and is being increased annually by 2% of the Company's outstanding shares on each preceding December 31 beginning with 1997 and ending with 2001. Generally, options outstanding under the Company's equity incentive plan are subject to the following terms: (1) grant price equal to 100% of the fair value of the stock on the date of grant; (2) ratable vesting over either a three-year or four-year service period; and (3) maximum term of ten years from the date of grant. Officers' 2000 and 1999 options generally provide for vesting upon attainment of certain stock prices or debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratios, but vest completely after five years.

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

     Stock option activity for the three years ended December 31, was as follows (shares in thousands):

                         2000            1999            1998
                    --------------- --------------- ---------------
                           Weighted        Weighted        Weighted
                           Average         Average         Average
                           Exercise        Exercise        Exercise
                    Shares Price    Shares Price    Shares Price
                    ------ -------- ------ -------- ------ --------
Options outstanding
  at January 1       4,281    $8.86  2,672   $17.80  2,616   $16.78
Granted              2,523    $1.66  1,912   $13.43    476   $23.19
Exercised              ---      ---    ---      ---   (148)  $15.33
Expired or forfeited  (542)   $7.88   (177)  $17.62   (272)  $18.94
Cancellation of
  CoorsTek employee
  options              ---      --- (2,036)  $15.63    ---      ---
GPC employee options
  conversion           ---      ---  1,910      ---    ---      ---
                    ------ -------- ------ -------- ------ --------
Options outstanding
  at December 31     6,262    $6.04  4,281    $8.86  2,672   $17.80
                    ====== ======== ====== ======== ====== ========
Exercisable          2,302    $9.73  2,262    $9.41  1,964   $16.37
                    ====== ======== ====== ======== ====== ========
Available for
  future grant       1,458             664           1,529
                    ======          ======          ======

     The following table summarizes information about stock options outstanding at December 31, 2000 (shares in thousands):

                       Options Outstanding        Options Exercisable
------------------------------------------------ ---------------------
                              Weighted
                               Average   Weighted             Weighted
                              Remaining  Average              Average
Range of           Options   Contractual Exercise     Options Exercise
Exercise Prices  Outstanding    Life      Price   Exercisable   Price
---------------- ----------- ----------- -------- ----------- --------
 $1.56 to  $7.52       3,170  8.59 years    $2.77         493    $7.19
 $7.56 to $10.17       2,521  5.72 years    $8.74       1,320    $9.81
$10.48 to $13.74         571  6.31 years   $12.26         489   $12.08
---------------- ----------- ----------- -------- ----------- --------
 $1.56 to $13.74       6,262  7.23 years    $6.04       2,302    $9.73
================ =========== =========== ======== =========== ========

     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based
compensation  plans.   Accordingly, no compensation  expense  has
been  recognized for its equity incentive plan and employee stock
purchase   plan.   If  the  Company  had  elected  to   recognize
compensation cost based on the fair value of the stock options at grant date as allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," pre-tax compensation expense of $1.2 million, $3.5 million and $2.0 million would have been recorded for 2000, 1999 and 1998,
respectively.    Net   income  (loss)  attributable   to   common
shareholders and earnings per share would have been reduced to the pro forma amounts indicated below:

                               2000     1999     1998
                          ---------  -------  -------
Net income (loss)
  attributable to
  common shareholders
  in thousands:
     As reported          ($10,804)  $25,259  $21,265
     Pro forma            ($11,524)  $23,159  $20,065
Earnings per share -
  basic:
     As reported            ($0.37)    $0.89    $0.75
     Pro forma              ($0.39)    $0.81    $0.70
Earnings per share -
  diluted:
     As reported            ($0.37)    $0.88    $0.73
     Pro forma              ($0.39)    $0.81    $0.69

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 56.3% in 2000, 30.8% in 1999 and 28.1% in 1998; (3)
risk-free interest rate ranging from 4.2% to 6.4% in 2000, 5.7% to 6.7% in 1999, and 4.7% to 5.2% in 1998; and (4) expected life of 3 to 9.91 years in 2000 and 3 to 6.36 years in 1999 and 1998. The weighted average per-share fair value of options granted during 2000, 1999 and 1998 was $1.09, $6.82 and $7.42, respectively.


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

     Non-union retirement health care and life insurance benefits are provided to certain employees hired prior to 1999 and eligible dependents. Eligible employees may receive these benefits after reaching age 55 with 10 years of service. Prior to reaching age 65, eligible retirees may receive certain health care benefits identical to those available to active employees. The amount the retiree pays is based on age and service at the time of retirement. These plans are not funded.

     In connection with the acquisition of the Fort James packaging business, the Company assumed an $18.5 million prepaid pension asset and an $11.3 million postretirement benefit liability for the Fort James hourly employees as of August 2, 1999.

      The following assets (liabilities), in thousands, were recognized for the combined defined benefit plans of the Company at December 31:

                         Pension Benefits        Other Benefits
                            2000      1999        2000      1999
                        --------  --------    --------  --------
Change in benefit
  obligation
Benefit obligation at
  beginning of year     $103,110  $156,662     $16,778   $20,131
Settlements [a]              ---  (97,815)         ---   (13,898)
Service cost               5,094    3,707          633       423
Interest cost              8,434    5,466        1,257       831
Amendments                   ---    2,088          ---       ---
Actuarial loss (gain)      6,755  (15,845)         ---       ---
Acquisitions [b]             ---   49,576          ---    11,270
Change in actuarial
  assumptions                ---      ---          ---    (1,340)
Benefits paid             (1,907)    (729)        (427)     (639)
                        --------  -------     --------  --------
Benefit obligation
  at end of year         121,486  103,110       18,241    16,778
                        --------  -------     --------  --------
Change in plan assets
Fair value of plan
  assets at beginning
  of year                112,273  120,519          ---       ---
Settlements [a]              ---  (77,229)         ---       ---
Actual return on plan
  assets                   6,534    6,767          ---       ---
Acquisitions [b]             ---   62,945          ---       ---
Company contributions      1,444      ---          ---       ---
Benefits paid             (1,907)    (729)         ---       ---
                        --------  -------     --------  --------
Fair value of plan
  assets at end of year  118,344  112,273          ---       ---
                        --------  -------     --------  --------

Funded status             (3,142)   9,163      (18,241)  (16,778)
Unrecognized actuarial
  loss (gain)              6,181   (2,168)      (2,959)   (3,408)
Unrecognized prior
  service cost             6,254    3,597       (1,688)   (2,110)
Unrecognized transition
  (asset) liability          (72)    (141)         ---       ---
                        --------  -------     --------  --------
Net prepaid (accrued)
  benefit cost            $9,221  $10,451     ($22,888) ($22,296)
                        ========  =======     ========  ========


Weighted average
  assumptions at
  year end
Discount rate              7.75%    7.75%        7.75%     7.75%
Expected return on plan
  assets                   9.75%    9.75%          ---       ---
Rate of compensation
  increase                 5.25%    5.25%          ---       ---

[a]  Reflects the 1999 spin-off of CoorsTek.

[b] Reflects the acquisition of the Fort James packaging business in 1999.

     It is the Company's policy to amortize unrecognized gains and losses in excess of 10% of the larger of plan assets and the projected benefit obligation (PBO) over the expected service of active employees (12-15 years). However, in cases where the accrued benefit liability exceeds the actual unfunded liability by more than 20% of the PBO, the amortization period is reduced to 5 years.

     For  measurement purposes, a 6.5% and 7.0%  annual  rate  of increase in the per capita cost of covered health care benefits was assumed for 2000 and 1999, respectively. The rate was assumed to decrease by 0.5% per annum to 4.75% and remain at that level thereafter.

     The following, in thousands, excludes CoorsTek from 1999 and 1998:

                        Pension Benefits         Other Benefits
                     2000    1999    1998      2000  1999   1998
                   ------  ------  ------    ------  ----  -----
Components of net
  periodic
  benefit cost
Service cost       $5,094  $3,707  $2,378      $633  $423   $231
Interest cost       8,434   5,466   3,666     1,257   831    409
Actual return
  on plan assets   (6,534) (1,805) (1,249)      ---   ---    ---
Amortization of
  prior service
  cost                552     262      20      (422) (703)  (704)
Recognized
  actuarial loss
  (gain)           (4,803) (4,958) (2,382)     (448) (385)  (639)
Transition asset
  amortization        (69)    (69)    ---       ---   ---    ---
                   ------  ------  ------    ------  ----  -----
Net periodic
  benefit cost
  (gain)           $2,674  $2,603  $2,433    $1,020  $166  ($703)
                   ======  ======  ======    ======  ====  =====

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects, in thousands:

                                      1% Point     1% Point
                                      Increase     Decrease
                                      --------     --------
Effect on total of service and
  interest cost components                $235        ($195)
Effect on postretirement benefit
  obligation                            $1,525      ($1,305)


Note 12.   Defined Contribution Plan

      The Company provides a defined contribution profit sharing plan for the benefit of its employees, the GPC Savings and Investment Plan (the Plan). The Plan and its associated trust are intended to comply with the provisions of the Internal Revenue Code and ERISA, to qualify as a profit sharing plan for all purposes of the Code, and to provide a cash or deferred arrangement that is qualified under Code Section 401(k). Generally, employees expected to complete at least 1,000 hours of service per year are immediately eligible to participate in the Plan upon employment. Effective January 1, 2000, Company matching was increased to 60% of participant contributions up to 3.6% of participant annual compensation and was denominated in the Company's common stock. Prior to 2000, the Plan generally provided for Company matching of 50% of participant contributions, up to 2.5% of participant annual compensation. Company expenses related to the matching provisions of the Plan totaled approximately $4.2 million, $2.4 million and $1.7 million in 2000, 1999 and 1998, respectively. The Plan also provides for discretionary matching. The Company did not elect to provide discretionary matching under this provision in 2000, 1999 or 1998.


Note 13.  Shareholders' Rights Plan

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


Note 14.  Preferred Stock

     On August 15, 2000 the Company issued one million shares of 10% Series B Convertible Preferred Stock (the Preferred Stock) at $100 per share to the Grover C. Coors Trust (the Trust). At the time of the issuance of the Preferred Stock, the Trust owned 9% of the Company's outstanding common stock. The Trust's beneficiaries are members of the Coors family. Individual members of the Coors family and other Coors family trusts held a controlling interest in the Company at the time of issuance of the Preferred Stock. As a condition to the issuance of the Preferred Stock, a fairness opinion was obtained as to the consideration received and the value of the Preferred Stock at issuance was consistent with open market conditions and values for similar securities.

     The Trust, as holder of the Preferred Stock, has the following rights and preferences:

     Conversion Feature

     Each share of Preferred Stock is convertible into shares of the Company's common stock at $2.0625 per share of common stock. The conversion price of $2.0625 is 125% of the average NYSE closing price per share of the Company's common stock for the five trading days prior to August 15, 2000 - which was $1.65. The Preferred Stock was issued at $100 per share; therefore, a complete conversion would result in the issuance of 48,484,848 additional shares of the Company's common stock.

     The Trust held 2,727,016 shares of the Company's common stock on December 31, 2000 which represents approximately 9% of all common shares outstanding (30,544,449). On an as-converted basis, the Trust would hold 51,211,864 shares of the Company's common stock on December 31, 2000, which would be approximately 65% of all shares outstanding (79,029,297).

     Redemption Features

     The Company can redeem the preferred stock at $105 per share beginning on August 15, 2005, reduced by $1 per share per year until August 15, 2010.

     Initially, the Trust had the right to require redemption of the preferred stock after ten years at $100 per share, plus any unpaid dividends. Under the terms of the preferred stock purchase agreement, the Trust's right to require redemption of the preferred shares terminated in October 2000 upon the agreement of Adolph Coors Company to register with the Securities and Exchange Commission Coors Class B common stock held by the Trust for resale.

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


Note 15.  Related Party Transactions

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

     Sales of packaging products and refined corn starch to Coors Brewing accounted for approximately 10%, 13% and 17% of the Company's consolidated net sales for 2000, 1999 and 1998, respectively. The loss of Coors Brewing as a customer in the foreseeable future could have a material effect on the Company's results of operations.

      A Company subsidiary is a general partner in a limited partnership in which Coors Brewing is the limited partner. The partnership owns, develops, operates and sells certain real estate previously owned directly by Coors Brewing or ACCo. Distributions were allocated equally between the partners until late 1999 when Coors Brewing recovered its investment. Thereafter, distributions are made 80 percent to the general partner and 20 percent to Coors Brewing. Distributions of approximately $1.8 million were made to each partner in 1999.
Distributions in 2000 were approximately $800,000 to Coors Brewing and $3.2 million to the Company.

      In connection with the spin-off of CoorsTek at December 31, 1999, GPC and CoorsTek entered into contracts governing certain relationships between them following the spin-off, including a tax-sharing agreement, a transitional services agreement and certain other agreements.

     On March 31, 2000 the Company sold the net assets of its GTC
Nutrition subsidiary to an entity controlled by a member of the Coors family for approximately $700,000. No gain or loss was recognized as a result of the sale.

      In August 2000 the Company issued $100 million of preferred stock to the Grover C. Coors Trust. See Note 14 for further discussion.


Note 16.  Commitments and Contingencies

      It is the policy of the Company generally to act as a self-insurer for certain insurable risks consisting primarily of employee health insurance programs. With respect to workers' compensation, the Company uses a variety of fully or partially self-funded insurance vehicles. The Company maintains certain stop-loss and excess insurance policies that reduce overall risk of financial loss.

      In the ordinary course of business, the Company is subject to various pending claims, lawsuits and contingent liabilities, including claims by current or former employees. In each of these cases, the Company is vigorously defending against them. Although the eventual outcome cannot be predicted, it is management's opinion that disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

      The Company is a partner in the Kalamazoo Valley Group, a partnership formed to develop and operate a landfill for the partners' disposal of paper residuals from their respective paperboard mills, and which borrowed $1 million for the construction of the landfill. Recently, the other parties have closed their facilities and one minority partner has filed bankruptcy. The Company is evaluating its alternatives and liabilities under the partnership agreement and related note.

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

     In connection with the resale of the aluminum business in 1999, the Company guaranteed accounts receivable owed by the former owner of these assets. After the resale, the former owner refused to pay the amounts owed, $2.4 million. Pursuant to the terms of the resale agreement, the Company paid this amount and sued the former owner. The former owner counterclaimed for an additional $10 million for certain spare parts and the Company claimed an additional $14 million in overpayment for raw materials to run the business prior to resale. Although this lawsuit is in the discovery stage, the Company does not believe that the result of this litigation will have a material adverse effect on the consolidated financial position or results of operations.


Note 17.  Segment Information

     The Company's reportable segments are based on its method of internal reporting, which is based on product category. Thus, the Company's one reportable segment in 2000 is Packaging. The Company's Other segment in 1999 and 1998 includes a real estate development partnership, a majority interest in a group of solar electric distribution companies prior to their August 3, 1999 sale and, prior to March 1999, several technology-based businesses.

     The accounting policies of the segments are the same as those described in Note 1 and there are generally no intersegment transactions. In 1999 and 1998, the Company evaluated the performance of its segments and allocated resources to them based primarily on operating income.
     The table below summarizes information, in thousands, about reportable segments as of and for the years ended December 31. Discontinued operations include CoorsTek.

                        Operating Depreciation
                 Net      Income       And                   Capital
                Sales     (Loss)  Amortization   Assets   Expenditures
             ---------- --------- ------------ ---------- ------------
2000
Packaging    $1,102,590   $51,223      $83,094 $1,331,450      $30,931
             ========== ========= ============ ========== ============
1999
Packaging      $805,593   $42,735      $55,406 $1,397,518      $74,273
Other            44,562     2,103          618     19,699        1,568
              --------- --------- ------------ ---------- ------------
 Segment total  850,155    44,838       56,024  1,417,217       75,841
Corporate           ---  (10,479)          260    225,954           17
Discontinued
 operations,
 net assets         ---       ---       22,711        ---       15,597
              --------- --------- ------------ ---------- ------------
 Consolidated
   total       $850,155   $34,359      $78,995 $1,643,171      $91,455
              ========= ========= ============ ========== ============
1998
Packaging      $623,852   $38,808      $35,924   $539,039      $47,498
Other            67,925   (3,047)        1,270     56,905        3,384
              --------- --------- ------------ ---------- ------------
 Segment total  691,777    35,761       37,194    595,944       50,882
Corporate           ---   (8,941)          336    101,359          690
Discontinued
 operations,
 net assets         ---       ---       19,977    148,719       26,891
             ---------- --------- ------------ ---------- ------------
 Consolidated
   total       $691,777   $26,820      $57,507   $846,022      $78,463
             ========== ========= ============ ========== ============

      Corporate assets for 1999 consist primarily of a $200 million note receivable from CoorsTek as a result of the spin-off, and debt issuance costs. In 1998, corporate assets include a $60 million note receivable from the sale of Golden Aluminum, deferred taxes and certain properties.

     Certain   financial  information  regarding  the  Company's
domestic and foreign operations is included in the following summary, which excludes discontinued operating segments. Long-lived assets include plant, property and equipment, intangible assets, and certain other non-current assets.

                   Net       Long-Lived
(In thousands)    Sales        Assets
                ----------   ----------
2000

United States   $1,100,491   $1,103,411
Canada               2,099        1,974
Other                  ---        2,694
                ----------   ----------
  Total         $1,102,590   $1,108,079
                ==========   ==========
1999

United States     $798,277   $1,189,599
Canada              51,878        3,689
Other                  ---        2,694
                ----------   ----------
  Total           $850,155   $1,195,982
                ==========   ==========
1998

United States     $626,715
Canada              57,079
Other                7,983
                ----------
  Total           $691,777
                ==========

Note 18.  Quarterly Financial Information (Unaudited)

      The following information summarizes selected quarterly financial information, in thousands except per share data, for each of the two years in the period ended December 31, 2000, which excludes discontinued operations.

2000                   First   Second    Third   Fourth       Year
                    -------- -------- -------- -------- ----------
Net sales           $276,320 $273,189 $283,454 $269,627 $1,102,590
Cost of goods sold   243,424  237,378  245,288  237,889    963,979
                    -------- -------- -------- -------- ----------
Gross profit          32,896   35,811   38,166   31,738    138,611

Selling, general and
  administrative
  expense             20,961   21,164   19,438   20,205     81,768
Asset impairment and
  restructuring
  charges              3,420      ---      ---    2,200      5,620
                    -------- -------- -------- -------- ----------
Operating income       8,515   14,647   18,728    9,333     51,223

Other income
  (expense):
  Gain from sale of
    businesses and
    other assets       5,407      ---    2,405   11,360     19,172
  Interest expense -
    net              (19,680) (21,650) (21,702) (19,039)   (82,071)
                     ------- -------- -------- -------- ----------
Income (loss) before
  income taxes        (5,758)  (7,003)    (569)   1,654    (11,676)

Income tax expense
  (benefit)           (2,302)  (2,742)    (288)     654     (4,678)
                    -------- -------- -------- -------- ----------
Net income (loss)     (3,456)  (4,261)    (281)   1,000     (6,998)

Preferred stock
  dividends declared     ---      ---   (1,306)  (2,500)    (3,806)
                    -------- -------- -------- -------- ----------
Net income (loss)
  attributable
  to common
  shareholders       ($3,456) ($4,261) ($1,587) ($1,500)  ($10,804)
                    ======== ======== ======== ======== ==========

Net income (loss)
  attributable
  to common
  shareholders
  per basic share     ($0.12)  ($0.15)  ($0.05)  ($0.05)    ($0.37)
                    ======== ======== ======== ======== ==========
Net income (loss)
  attributable
  to common
  shareholders
  per diluted share   ($0.12)  ($0.15)  ($0.05)  ($0.05)    ($0.37)
                    ======== ======== ======== ======== ==========


1999                   First   Second    Third   Fourth       Year
                    -------- -------- -------- -------- ----------
Net sales           $165,976 $163,595 $243,617 $276,967   $850,155
Cost of goods sold   135,741  132,272  211,180  242,157    721,350
                    -------- -------- -------- -------- ----------
Gross profit          30,235   31,323   32,437   34,810    128,805

Selling, general and
  administrative
  expense             17,974   18,358   21,566   28,735     86,633
Asset impairment and
  restructuring
  charges                ---      ---      ---    7,813      7,813
                    -------- -------- -------- -------- ----------
Operating income
  (loss)              12,261   12,965   10,871   (1,738)    34,359

Other income
  (expense):
  Gain from sale of
    businesses and
    other assets         ---      ---   30,236      ---     30,236
  Interest expense -
    net               (4,508)  (3,786)  (9,859) (16,087)   (34,240)
                    -------- -------- -------- -------- ----------
Income (loss) before
  income taxes         7,753    9,179   31,248  (17,825)    30,355

Income tax expense
  (benefit)            3,245    3,399   12,864   (7,563)    11,945
                    -------- -------- -------- -------- -----------
Income (loss) from
  continuing
  operations before
  extraordinary loss   4,508    5,780   18,384  (10,262)    18,410

Income (loss) from
  discontinued
  operations, net
  of tax               5,210    5,482   (2,903)   1,392      9,181

Extraordinary loss,
  net of tax             ---      ---   (2,332)     ---     (2,332)
                    -------- -------- -------- -------- ----------
Net income (loss)     $9,718  $11,262  $13,149  ($8,870)   $25,259
                    ======== ======== ======== ======== ==========
Net income (loss)
  per basic share:
  Continuing
    operations         $0.16    $0.20    $0.64   ($0.35)     $0.65
  Discontinued
    operations          0.18     0.20    (0.10)    0.04       0.32
  Extraordinary loss     ---      ---    (0.08)     ---      (0.08)
                    -------- -------- -------- -------- ----------
Net income (loss)
  [er basic share      $0.34    $0.40    $0.46   ($0.31)     $0.89
                    ======== ======== ======== ======== ==========
Net income (loss)
  per diluted share:
  Continuing
    operations         $0.16    $0.20    $0.64   ($0.36)     $0.64
  Discontinued
    operations          0.18     0.19    (0.10)    0.05       0.32
  Extraordinary loss     ---      ---    (0.08)     ---      (0.08)
                    -------- -------- -------- -------- ----------
Net income (loss)
  perdiluted share     $0.34    $0.39    $0.46   ($0.31)     $0.88
                    ======== ======== ======== ======== ==========

      See Note 5 for detail on asset impairment and restructuring charges in 2000 and 1999.


                           SCHEDULE II

           GRAPHIC PACKAGING INTERNATIONAL CORPORATION
                VALUATION AND QUALIFYING ACCOUNTS
                         (In thousands)


Allowance for doubtful receivables
(deducted from accounts receivable)

                          Additions
             Balance at  Charged to                        Balance
              Beginning   Costs and    Other  Deductions   at end
               of year    Expenses      (1)      (2)       of year
             ----------  ----------   ------  ----------   -------
Year Ended
December 31,
  1998           $1,108      $1,111   $1,232    ($1,311)    $2,140
  1999           $2,140        $503   $1,250    ($1,633)    $2,260
  2000           $2,260      $1,425     ($22)     ($693)    $2,970


(1) The effect of translating foreign subsidiaries' financial statements into U.S. dollars, the 1998 acquisition of Universal Packaging, the 1999 acquisition of the Fort James packaging business, and the 2000 disposition of the Malvern, Pennsylvania plant.
(2)  Write off of uncollectible accounts.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                         ACCOUNTING AND  FINANCIAL DISCLOSURE

      Within the last two years there have been no changes in the Company's independent accountants or disagreements on accounting and financial statement disclosure matters.


                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information regarding the Registrant's Directors is incorporated by reference to the Proxy Statement in connection with the 2001 Annual Meeting of Shareholders.

The following executive officers of the Company serve at the pleasure of the Board:

      Gail A. Constancio, 40, Chief Financial Officer of the Company since December 1999; Chief Financial Officer of Graphic Packaging Corporation since November 1997; Controller and Principal Accounting Officer of the Company from May 1994 to November 1997.

     Jeffrey H. Coors, 56, Chairman of the Company since 2000 and President of the Company since its formation in August 1992; President of Graphic Packaging Corporation since June 1997 and Chairman of Graphic Packaging Corporation since 1985; Executive Vice President of ACCo from 1991 to 1992; President of Coors Technology Companies from 1989 to 1992; President of ACCo from 1985 to 1989.

      David W. Scheible, 44, Chief Operating Officer of the Company since December 1999 and of Graphic Packaging Corporation since June 1999. Vice President and General Manager of the Specialty Tape Division from 1995 to 1999, and Vice President and General Manager of the Automotive Division from 1993 to 1995, of Avery Dennison Corporation.

      Jill B. W. Sisson, 53, General Counsel and Secretary of the
Company since September 1992; Of Counsel to the Denver law firm of Bearman Talesnick & Clowdus Professional Corporation from 1984 to 1992.

     Marsha Williams, 45, Vice President, Human Resources, of the Company since April 2000. Vice President, Human Resources, Safety and Risk Management, of American Medical Response from June 1998 to April 2000. Vice President, Employee Relations, from December 1997 to June 1998 and Vice President, Human Resources and Education, from September 1994 to December 1997 of US West/Media One Cable.

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

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)

Exhibit
Number              Document Description

2.1 Recommended Cash Offers by Baring Brothers International Limited on behalf of ACX (UK) Limited, a wholly-owned subsidiary of ACX Technologies, Inc. for Britton Group plc. (Incorporated by reference to Form 8-K filed on January 29,
        1998)
2.2 Asset Purchase Agreement between ACX Technologies and Fort James Corporation. (Incorporated by reference to Form 8-K filed August 17, 1999)
2.3     Asset Purchase Agreement between Golden Aluminum Company
        and Alcoa Inc. dated November 5, 1999. (Incorporated by reference to Form 10-K filed on March 29, 2000)
2.4 Distribution Agreement between ACX Technologies, Inc. and CoorsTek, Inc. (Incorporated by reference to Form 10-K filed on March 29, 2000)
3.1 Articles of Incorporation of Registrant. (Incorporated by reference to Form 10 filed on October 6, 1992)
3.1A Articles of Amendment to Articles of Incorporation of Registrant (Incorporated by reference to Form 8 filed on December 3, 1992)
3.1B Articles of Amendment to Articles of Incorporation of Registrant. (Incorporated by reference to Form 10-Q filed May 15, 2000)
3.2 Bylaws of Registrant, as amended and restated May 9, 2000. (Incorporated by reference to Form 10-Q filed on May 15,
        2000)
4       Form of Stock Certificate of Common Stock.  (Incorporated
        by reference to Form 10-Q filed August 14, 2000)
4.1 Preferred Stock Purchase Agreement, dated as of August 15, 2000, between the Company and the Grover C. Coors Trust. (Incorporated by reference to Form 8-K filed August 31,
        2000)
4.2 Registration Rights Agreement dated as of August 15, 2000, between the Company and the Grover C. Coors Trust. (Incorporated by reference to Form 8-K filed August 31,
        2000)
4.3 Statement of Designations, approved by the Company's Board of Directors on August 14, 2000. (Incorporated by
        reference to Form 8-K filed August 31, 2000)
4.4 10% Series B Convertible Preferred Stock Certificate. (Incorporated by reference to Form 8-K filed August 31,
        2000)
4.5 Rights Agreement, dated as of May 31, 2000, between the Company and Norwest Bank Minnesota, N.A., as Rights Agent. (Incorporated by reference to Form 8-A filed May 31, 2000)
10.0 Credit Agreement among ACX Technologies, Inc., Bank of America, as agent, and other financial institutions party thereto. (Incorporated by reference to Form 8-K filed on August 17, 1999)
10.0A   First Amendment to Revolving Credit and Term Loan
        Agreement.  (Incorporated by reference to Form 10-Q filed
        on May 15, 2000)
10.0B Second Amendment to Revolving Credit and Term Loan Agreement, dated as of July 28, 2000, among the Company and its one-year term lenders. (Incorporated by reference to Form 8-K filed August 31, 2000)
10.0C Third Amendment to Revolving Credit and Term Loan Agreement, dated as of August 14, 2000, among the Company and its lenders. (Incorporated by reference to Form 8-K filed August 31, 2000)
10.1 Supply Agreement between Graphic Packaging Corporation and Coors Brewing Company. (Incorporated by reference to
        Form 8-K filed on November 2, 1998)  (Confidential
        treatment has been granted for portions of the Exhibit)
10.2 Credit Agreement among ACX Technologies, Inc., Wachovia Bank, N.A., as agent, and other financial institutions
        party thereto.   (Incorporated by reference to Form 8-K
        filed on September 17, 1999)
10.3    Asset Purchase Agreement between ACX Technologies and
        Sonoco Products Company.  (Incorporated by reference to
        Form 8-K filed on September 17, 1999)
10.4 Tax Sharing Agreement between ACX Technologies, Inc. and CoorsTek, Inc. (Incorporated by reference to Form 10-K filed on March 29, 2000)
10.5 Environmental Responsibility Agreement between ACX Technologies, Inc. and CoorsTek, Inc. (Incorporated by reference to Form 10-K filed on March 29, 2000)
10.6 Master Transition Materials and Services Agreement between ACX Technologies, Inc. and CoorsTek, Inc. (Incorporated
        by reference to Form 10-K filed on March 29, 2000)
10.8*   Form of Officers' Salary Continuation Agreement, as
        amended.  (Incorporated by reference to Form 10-K filed
        on March 20, 1995)
10.9*   Graphic Packaging Equity Incentive Plan, as amended.
10.10* Graphic Packaging Equity Compensation Plan for Non-Employee Directors, as amended.
10.11* ACX Technologies, Inc. Phantom Equity Plan. (Incorporated by reference to Form 8 filed on November 19, 1992)
10.12*  Graphic Packaging Excess Benefit Plan, as restated.
10.13*  Graphic Packaging Supplemental Retirement Plan, as
        restated.
10.15* ACX Technologies, Inc. Deferred Compensation Plan, as amended. (Incorporated by reference to Form 10-K filed on March 7, 1996)
10.16*  First Amendment to Graphic Packaging Deferred Compensation
        Plan.
10.17*  Graphic Packaging Executive Incentive Plan.
10.18*  Form of Employment Agreement Entered Into By and Between
        the Following Individuals: Jeffrey H. Coors, Jed J. Burnham, Gail A. Constancio, Dwight H. Kennedy, David W. Scheible, Jill B. W. Sisson, Donald W. Sturdivant, David
        A. Tolley and Marsha C. Williams. (Incorporated by reference to Form 10-Q/A filed on August 18, 2000)
10.19*  Description of Arrangement with Gail A. Constancio dated as of March 2001.
21      Subsidiaries of Registrant
23      Consent of PricewaterhouseCoopers LLP
99 News Release, dated as of August 15, 2000, announcing the issuance of preferred stock. (Incorporated by reference to Form 8-K filed on August 31, 2000)

* Management contracts or compensatory plans, contracts or arrangements required to be filed as an Exhibit pursuant to Item 14(c).

     The Registrant will furnish to a requesting security holder any Exhibit requested upon payment of the Registrant's reasonable copying charges and expenses in furnishing the Exhibit.


(b)  Reports on Form 8-K.

      No reports were filed on Form 8-K during the quarter ended
December 31, 2000.


                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GRAPHIC PACKAGING INTERNATIONAL
                                   CORPORATION


Date:   March 23, 2001             By /s/ Jeffrey H. Coors
                                   -------------------------------
                                     Jeffrey H. Coors
                                     President and Chief Executive
                                     Officer

Date:   March 23,2001              By /s/ Gail A. Constancio
                                   -------------------------------
                                     Gail A. Constancio
                                     Chief Financial Officer

Date:   March 23, 2001             By /s/ John S. Norman
                                   -------------------------------
                                     John S. Norman
                                     Corporate Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:   March 23, 2001             By /s/ Jeffrey H. Coors
                                   -------------------------------
                                     Jeffrey H. Coors
                                     Chairman of the Board of
                                     Directors, President and
                                     Chief Executive Officer

Date:   March 23, 2001             By /s/ John D. Beckett
                                   -------------------------------
                                     John D. Beckett
                                     Director

Date:   March 23, 2001             By /s/ William K. Coors
                                   -------------------------------
                                     William K. Coors
                                     Director

Date:   March 23, 2001             By /s/ John H. Mullin, III
                                   -------------------------------
                                     John H. Mullin, III
                                     Director

Date:   March 23, 2001             By /s/ James K. Peterson
                                   -------------------------------
                                     James K. Peterson
                                     Director

Date:   March 23, 2001             By /s/ John Hoyt Stookey
                                   -------------------------------
                                     John Hoyt Stookey
                                     Director