Form 10-Q
period 2001-03-31
GRAPHIC PACKAGING INTERNATIONAL CORP
filed 2001-05-08
CIK 892793

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

 [X] QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended March 31, 2001

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

                Yes [X]                    No [  ]

There were 31,423,261 shares of common stock outstanding as of May 1, 2001.



                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


            GRAPHIC PACKAGING INTERNATIONAL CORPORATION
                   CONSOLIDATED INCOME STATEMENT
               (In thousands, except per share data)

                                                    Three Months
                                                   Ended March 31,
                                                --------------------
                                                  2001        2000
                                                --------    --------
Net sales                                       $288,444    $276,320

  Cost of goods sold                             248,210     243,424
                                                --------    --------
Gross profit                                      40,234      32,896

  Selling, general and administrative expense     14,489      15,777
  Goodwill amortization                            5,169       5,184
  Asset impairment and restructuring charges       2,000       3,420
                                                --------    --------
Operating income                                  18,576       8,515

Gain on sale of assets - net                       3,650       5,407
Interest expense - net                           (16,125)    (19,680)
                                                --------    --------
Income (loss) before income taxes                  6,101      (5,758)

Income tax (expense) benefit                      (2,420)      2,302
                                                --------    --------
Net income (loss)                                  3,681      (3,456)

Preferred stock dividend declared                 (2,500)        ---
                                                --------    --------
Net income (loss) attributable to common
  shareholders                                    $1,181     ($3,456)
                                                ========    ========
Income (loss) attributable to common
  shareholders per basic share                     $0.04      ($0.12)
                                                ========    ========
Income (loss) attributable to common
  shareholders per diluted share                   $0.04      ($0.12)
                                                ========    ========

Weighted average shares outstanding - basic       30,951      28,664
                                                ========    ========

Weighted average shares outstanding - diluted     31,476      28,664
                                                ========    ========

See Notes to Consolidated Financial Statements.



            GRAPHIC PACKAGING INTERNATIONAL CORPORATION
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                         (In thousands)

                                                    Three Months
                                                   Ended March 31,
                                                --------------------
                                                  2001        2000
                                                --------    --------
Net income (loss)                                 $3,681     ($3,456)
                                                --------    --------
Other comprehensive income:
  Foreign currency translation adjustments          (274)	  (2)
  Cumulative effect of change in accounting
    principle (See Note 2), net of tax
    of $2,012					  (3,217)	 ---
  Recognition of hedge results to interest
    expense during the period, net of tax
    of $208					     333         ---
  Change in fair value of cash flow hedges
    during the period, net of tax of $587	    (936)        ---
                                                 -------     -------
Other comprehensive income (loss)		  (4,094)         (2)
                                                 -------     -------
Comprehensive income (loss)                        ($413)    ($3,458)
                                                 =======     =======

See Notes to Consolidated Financial Statements.



            GRAPHIC PACKAGING INTERNATIONAL CORPORATION
                     CONSOLIDATED BALANCE SHEET
                 (In thousands, except share data)

                                          March 31,     December 31,
                                             2001           2000
                                         -----------    ------------
ASSETS
Current assets:
Cash and cash equivalents                     $4,238          $4,012
Accounts receivable, net                      85,497          75,187
Inventories:
   Finished                                   59,405          61,038
   In process                                 14,557          13,301
   Raw materials                              32,249          30,889
                                          ----------     -----------
Total inventories                            106,211         105,228
Other assets                                  32,539          31,634
                                          ----------     -----------
    Total current assets                     228,485         216,061

Properties, net                              472,973         480,395
Goodwill, net                                575,149         580,299
Other assets                                  45,624          54,695
                                          ----------      ----------
Total assets                              $1,322,231      $1,331,450
                                          ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current maturities of long-term debt         $61,000         $58,500
Accounts payable			      43,282	      38,903
Other current liabilities                     74,471	      79,345
                                          ----------      ----------
   Total current liabilities                 178,753         176,748

Long-term debt                               566,550         576,600
Other long-term liabilities                   62,790          62,951
                                          ----------      ----------
   Total liabilities                         808,093         816,299

Shareholders' equity
Preferred stock, nonvoting, 20,000,000
  shares authorized:
  Series A, $0.01 par value, no shares
    issued or outstanding
  Series B, $0.01 par value, 1,000,000
    shares issued and outstanding at
    stated value of $100 per share           100,000         100,000
Common stock, $0.01 par value,
  100,000,000 shares authorized and
  31,308,260 and 30,544,449 issued and
  outstanding at March 31, 2001, and
  December 31, 2000, respectively                313             305
Paid-in capital                              421,719         422,327
Retained earnings (deficit)                   (3,317)         (6,998)
Accumulated other comprehensive income
  (loss)                                      (4,577)           (483)
                                          ----------      ----------
   Total shareholders' equity                514,138         515,151
                                          ----------      ----------
Total liabilities and shareholders'
  equity                                  $1,322,231      $1,331,450
                                          ==========      ==========

See Notes to Consolidated Financial Statements.



           GRAPHIC PACKAGING INTERNATIONAL CORPORATION
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In thousands)

                                              Three Months Ended
                                                  March 31,
                                           ------------------------
                                              2001           2000
                                           ---------      ---------

Cash flows from operating activities:
   Net income (loss)                         $3,681        ($3,456)
   Adjustments to reconcile net income
    (loss) to net cash from operating
    activities:
      Asset impairment and restructuring
        charges                               2,000          3,420
      Gain on sale of assets                 (3,650)        (5,407)
      Depreciation and amortization          20,154         21,437
      Amortization of debt issuance
        costs                                 1,950          2,135
      Change in current assets and
        current liabilities and other       (10,700)       (36,500)
                                           --------       --------
Net cash provided by (used in) operating
  activities                                 13,435        (18,371)
                                           --------       --------

Cash flows from investing activities:
      Proceeds from sale of assets            3,650          5,596
      Collection of note receivable             ---        200,000
      Capital expenditures                   (6,679)        (8,968)
                                           --------       --------
Net cash provided by (used in) investing
  activities                                 (3,029)       196,628
                                           --------       --------

Cash flows from financing activities:
  Proceeds from borrowings		     64,450         64,825
  Repayment of debt			    (72,000)      (252,275)
  Payment of debt issuance costs	        ---	    (3,635)
  Payment of preferred stock dividends       (2,500)           ---
  Proceeds from issuance of stock and
    other				       (130)         1,048
                                           --------       --------
Cash flows used in financing activities     (10,180)      (190,037)
                                           --------       --------

Cash and cash equivalents:
   Net increase (decrease) in cash and
    cash equivalents                            226        (11,780)
   Balance at beginning of period             4,012         15,869
                                           --------       --------
   Balance at end of period                  $4,238         $4,089
                                           ========       ========

See Notes to Consolidated Financial Statements.



           GRAPHIC PACKAGING INTERNATIONAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Nature of Operations and Basis of Presentation

      Graphic Packaging International Corporation (the Company or
GPC)  is  a  manufacturer of packaging products used by  consumer
product   companies  as  primary  packaging  for  their   end-use
products.

      The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the
Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company's accounting policies and other financial information is included in the audited financial statements filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 31, 2000.

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2001, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

     Certain prior period information has been reclassified to conform to the current presentation.


Note 2.  New Accounting Standard for Derivatives and Hedging
         Activities

     In accordance with the Company's interest rate risk-management strategy, the Company has entered into contracts to hedge the interest rates on approximately $575 million of its borrowings. Swap agreements are in place on $225 million of borrowings and cap agreements are in place on $350 million of borrowings. The swap agreements lock in an average LIBOR rate of 6.5%, $150 million of the caps provide upside protection to the Company if LIBOR moves above 6.75% and $200 million of the caps provide upside protection to the Company if LIBOR moves above
8.13%. The hedging instruments expire in 2002. The fair value of these hedge agreements at March 31, 2001 was a liability of $6.2 million, which has been recorded in the accompanying balance sheet.

      The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133) on January 1, 2001. In accordance with the transition provisions of FAS 133, as of January 1, 2001 the Company recorded a net-of-tax cumulative loss adjustment to other comprehensive income totaling $3.2 million which relates to the fair value of previously designated cash flow hedging relationships. Based upon current interest rates, approximately $4 million of the interest rate hedging pre-tax loss currently in other comprehensive income is expected to flow through interest expense during the next twelve months.

     All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as (1) a hedge of (a) the fair value of a recognized asset or liability or (b) an unrecognized firm commitment (a fair value hedge); (2) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a cash flow hedge); or (3) a foreign-currency fair-value or cash flow hedge (a foreign currency hedge). The Company does not enter into derivative contracts for trading or non-hedging purposes. Currently, all of the Company's derivatives are designated as cash flow hedges and are recognized on the balance sheet at their fair value. Changes in the fair value of the Company's cash flow hedges, to the extent that the hedges are highly effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction through interest expense. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows being hedged) is recorded in current period earnings. Hedge ineffectiveness during the quarter ended March 31, 2001 was immaterial.

      The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow, or foreign currency hedges to (1) specific assets and liabilities on the balance sheet or (2) specific firm commitments or forecasted transactions. The Company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

     The Company discontinues hedge accounting prospectively when
(1) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designating the derivative as a hedging instrument is no longer appropriate.

      When hedge accounting is discontinued due to the Company's determination that the derivative no longer qualifies as an effective fair value hedge, the Company will continue to carry the derivative on the balance sheet at its fair value but cease to adjust the hedged asset or liability for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Company will continue to carry the derivative on the balance sheet at its fair value, removing from the balance sheet any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings. When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current period earnings.


Note 3.   Asset Impairment and Restructuring Charges

     Asset Impairment Charges

      The Company recorded an asset impairment charge of $1.5 million in the quarter ended March 31, 2001 related to its Saratoga Springs, New York building. Operations of the Saratoga Springs plant have been transferred to other Company manufactur-ing locations and the building and real property are currently for sale.

     Restructuring Charges

      The Company recorded restructuring charges of $1.0 million in the first quarter of 2001 in continuance of the plan announced in the fourth quarter of 2000 that will eliminate approximately 200 non-production positions across the Company. The total cost of the plan is expected to be approximately $5.0 million, with $3.0 million being recognized in December 2000. The 2001 charge relates to severance packages that were communicated to employees in the first quarter of 2001. The remaining cost of approximately $1 million will be recognized in the second quarter of 2001 when the remaining severance packages are communicated to employees.

      The Company recorded a restructuring charge of $3.4 million in the first quarter of 2000 for anticipated severance costs as a result of the announced closure of the Saratoga Springs, New York plant. The Company has completed the closure of the Saratoga Springs plant, except the sale of the building, and has transferred the plant's business to other Company facilities. The Company is currently offering the property for sale. Approximately $2.6 million of the charges have been paid through March 2001. Of the remaining accruals for the Saratoga Springs closure, approximately $500 thousand were not necessary to meet severance obligations for the plant's former employees and were reversed in the first quarter of 2001.

      The following table summarizes accruals related to all the Company's restructuring activities during the first quarter of 2001:

     (in millions)
     Balance, December 31, 2000                         $ 5.0

     Transfer of enhanced benefit to pension liability   (1.5)

     Additional restructuring charges                     1.0

     Reversal of Saratoga Springs severance accrual      (0.5)

     Cash paid                                           (1.6)
                                                       ------
     Balance, March 31, 2001                            $ 2.4
                                                       ======

Note 4.   Gain on Sale of Assets

     The Company sold patents and various long-lived assets of its former developmental businesses during the first quarter of 2000 for consideration of approximately $6.2 million. A pre-tax gain of $5.4 million was recognized related to these asset sales. In the first quarter of 2001, a pre-tax gain of $3.6 million was recognized upon receipt of additional consideration for assets of the Company's former developmental businesses.


Note 5.   Segment Information

     The Company's reportable segments are based on its method of internal reporting, which is based on product category. The Company has one reportable segment in 2001 and 2000 - Packaging. In addition, the Company's holdings and operations outside the United States are nominal in 2001 and 2000. Therefore, no additional segment information is provided herein.


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

Segment Information

     The Company's reportable segments are based on its method of internal reporting, which is based on product category. The Company has one reportable segment in 2001 and 2000 - Packaging, and the Company's holdings and operations outside the United States are nominal in 2001 and 2000.

Results from Operations

     Net sales for the three months ended March 31, 2001 were $288.4 million, an increase of $12.1 million, or 4.4%, compared to the same period in 2000. The increase came principally from shipments of value-added products with existing customers. The increase would have been 8.2% after excluding $9.8 million of sales generated by the Malvern, Pennsylvania plant in the first quarter of 2000, which was sold in October 2000.

     Gross profit, as a percentage of net sales, was 13.9% for the three months ended March 31, 2001, compared to 11.9% for the same period in 2000. In addition to utilizing more capacity in the quarter through increased sales, the Company's system-wide optimization and restructuring activities contributed to the improvement over last year. Improvements over prior year were partially off-set by rising energy costs during 2000 and into the first quarter of 2001.

     Selling, general and administrative expenses have declined as a percentage of net sales in the quarter ended March 31, 2001 to 5%, as compared to 6% in the same period in 2000. The Company attributes this decline to rationalization efforts over the last eighteen months and strives to maintain this percentage at 6% or lower going forward.

     Net interest expense decreased by $3.6 million in the first quarter of 2001, as compared to the first quarter of 2000. The major contributors to the decrease have been the August 2000 issuance of $100 million of preferred stock, the proceeds of which were used to repay debt, and a focus by the Company on cash flow and debt reduction. Beginning in the second quarter of 2001, the Company expects to see the benefit of reduced market interest rates and a reduced interest rate spread on its Senior Credit Facilities as the Company's overall leverage continues to improve. The $100 million of preferred stock issued in August 2000 carries a 10% annual dividend, resulting in $2.5 million of dividends for the quarter ended March 31, 2001.

     The effective tax rate for the first quarter of 2001 was approximately 40%. The Company expects to maintain an effective tax rate of approximately 40% for the remainder of 2001.

Asset Impairment and Restructuring Charges

     Asset Impairment Charges

      The Company recorded an asset impairment charge of $1.5 million in the quarter ended March 31, 2001 related to its Saratoga Springs, New York building. Operations of the Saratoga Springs plant have been transferred to other Company manufactur-ing locations and the building and real property are currently for sale.

     Restructuring Charges

      The Company recorded restructuring charges of $1.0 million in the first quarter of 2001 in continuance of the plan announced in the fourth quarter of 2000 that will eliminate approximately 200 non-production positions across the Company. The total cost of the plan is expected to be approximately $5.0 million, with $3.0 million being recognized in December 2000. The 2001 charge relates to severance packages that were communicated to employees in the first quarter of 2001. The remaining cost of approximately $1 million will be recognized in the second quarter of 2001 when the remaining severance packages are communicated to employees.

      The Company recorded a restructuring charge of $3.4 million in the first quarter of 2000 for anticipated severance costs as a result of the announced closure of the Saratoga Springs, New York plant. The Company has completed the closure of the Saratoga Springs plant, except the sale of the building, and has transferred the plant's business to other Company facilities. The Company is currently offering the property for sale. Approximately $2.6 million of the charges have been paid through March 2001. Of the remaining accruals for the Saratoga Springs closure, approximately $500 thousand were not necessary to meet severance obligations for the plant's former employees and were reversed in the first quarter of 2001.

Gain on Sale of Assets

     The Company sold patents and various long-lived assets of its former developmental businesses during the first quarter of 2000 for consideration of approximately $6.2 million. A pre-tax gain of $5.4 million was recognized related to these asset sales. In the first quarter of 2001, a pre-tax gain of $3.6 million was recognized upon receipt of additional consideration for assets of the Company's former developmental businesses.

Financial Resources and Liquidity

      The Company's liquidity is generated from both internal and external  sources and is used to fund short-term working  capital
needs,  capital  expenditures,  preferred  stock  dividends   and
acquisitions.

Capital Structure

      The Company has a $1.3 billion revolving credit and term loan agreement (the Credit Agreement) with a group of lenders, with Bank of America, N.A. as agent. Currently, the Credit Agreement is comprised of four senior credit facilities including a $125 million 180-day term facility, a $400 million one-year facility, a $325 million five-year term loan facility and a $400 million five-year revolving credit facility (collectively, the Senior Credit Facilities.) The Company reduced amounts outstanding under its Senior Credit Facilities in the first quarter of 2001 by $7.6 million, largely through cash generated by operations. Borrowings under the revolving credit facility on May 1, 2001 were approximately $278 million, leaving $122 million available for future borrowing needs. As of March 31, 2001 the Company's borrowings under the Senior Credit Facilities were as follows (in thousands):

     One-year term facility due August 15, 2001     $ 33,500

     Five-year term facility due August 2, 2004      306,250

     Five-year revolving credit facility due
       August 2, 2004                                287,800
                                                    --------
     Total                                           627,550

     Less:  Current maturities                        61,000
                                                    --------
     Long-term maturities                           $566,550
                                                    ========

      Amounts borrowed under the Senior Credit Facilities bear interest under various pricing alternatives plus a spread depending on the Company's leverage ratio. The various pricing alternatives include (i) LIBOR, or (ii) the higher of the Federal Funds Rate plus 0.5% or the prime rate. In addition, the Company pays a commitment fee that varies based upon the Company's leverage ratio and the unused portion of the revolving credit facility. Mandatory prepayments under the Senior Credit Facilities are required from the proceeds of any significant asset sale or from the issuance of any debt or equity securities. In addition, the five-year term loan is due in quarterly installments. Total annual installments for 2001 through 2003, respectively, are $25 million, $35 million and $40 million, with the balance of the borrowings due in 2004. The Company has also agreed to use its best efforts to place at least $50 million of subordinated debt at economically reasonable terms before August 15, 2001. If the Company does not place this subordinated debt, the applicable margin over LIBOR will increase by 75 basis points and the Company will pay an additional fee of $750 thousand to the lenders.

      The Senior Credit Facilities are collateralized by first priority liens on all material assets of the Company and all of its domestic subsidiaries. The Credit Agreement currently limits the Company's ability to pay dividends other than permitted dividends on its Series B preferred stock, and imposes limitations on the incurrence of additional debt, capital expenditures, acquisitions and the sale of assets. At March 31, 2001, the Company was in compliance with all covenants. Although there can be no assurance that all of these covenants will continue to be met, management believes that the Company will remain in compliance with the covenants based upon the Company's expected performance and debt repayment forecasts. In the event of a default under the Credit Agreement, the lenders would have the right to call the Senior Credit Facilities immediately due and refrain from making further advances to the Company. If the Company is unable to pay the accelerated payments, the lenders could elect to proceed against the collateral in order to satisfy the Company's obligations.

      The Company maintains an interest rate risk-management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in interest rates. The Company's specific goals are to (1) manage interest rate sensitivity by modifying the repricing or maturity characteristics of some of its debt and (2) lower (where possible) the cost of its borrowed funds. In accordance with the Company's interest rate risk-management strategy, the Company has entered into contracts to hedge the interest rates on approximately $575 million of its borrowings. Swap agreements are in place on $225 million of borrowings and cap agreements are in place on $350 million of borrowings. The swap agreements lock in an average LIBOR rate of 6.5%, $150 million of the caps provide upside protection to the Company if LIBOR moves above 6.75% and $200 million of the caps provide upside protection to the Company if LIBOR moves above 8.13%. The hedging instruments expire in 2002.

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

Working Capital

       The Company currently expects that cash flows from operations, the sale of certain assets, and borrowings under its current credit facilities will be adequate to meet the Company's needs for working capital, temporary financing for capital expenditures and debt repayments. The Company's working capital position as of March 31, 2001 was $49.7 million.

      During the first quarter of 2001, net cash from operations was used to fund capital requirements. During the first quarter of 2000, capital requirements were met largely through financing and investing activities. The Company expects its capital expenditures for 2001 to be approximately $35 million, primarily related to a new enterprise resource planning system and upgrades to equipment.

      The impact of inflation on the Company's financial position and results of operations has been minimal and is not expected to adversely affect future results.


Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk

Interest Rate Risk

      As of May 1, 2001, the Company's capital structure includes approximately $618 million of debt that bears interest based upon an underlying rate that fluctuates with short-term interest rates, specifically LIBOR. The Company has entered into interest rate swap agreements that lock LIBOR at 5.94% on $100 million of borrowings and 6.98% on $125 million of its borrowings. In addition, the Company has interest rate contracts that cap the LIBOR interest rate at 8.13% on $200 million of borrowings and 6.75% for $150 million of borrowings. With the Company's interest rate protection contracts, a 1% rise in interest rates would impact annual pre-tax results by approximately $3.9 million.

Factors That May Affect Future Results

      Certain statements in this document constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, a) revenue for 2001 might be reduced because customers experience lower demand for their products, find alternative suppliers, or otherwise reduce their demand for our products, or because the Company, as a result of plant closures, is unable to efficiently move business or to qualify that business at other plants; b) the Golden, Colorado plant might continue to have technical and other challenges and therefore not be able to achieve planned throughput and efficiency; c) margins might be reduced due to market conditions for products sold and due to increases in operating and materials costs, including energy-related costs, recycled fiber and paperboard; d) the future benefits of restructuring, reorganization, integration, cost reduction and optimization to be realized are uncertain because of possible delays and increases in costs; e) the ability to further reduce working capital is dependent in part on customers' order and inventory levels, credit taken by them, and on suppliers' terms;
f) capital expenditures might be higher than planned due to unexpected requirements or opportunities; g) debt may not be reduced due to lower than expected free cash flow; h) the Company may be exposed to higher than predicted interest rates on the unhedged portion of its debt and on any new debt it might incur;
i) if the Company is unable to meet the financial terms of its senior debt, including the refinancing of a portion of its senior debt with subordinated debt, it could be subject to higher interest rates or possible default; j) the Company might not meet its estimates for 2001, including keeping selling, general and administrative costs lower than 6% of net sales, as a result of higher integration costs following the transfer of production within the system, market conditions for pricing products, higher production costs, higher than predicted interest rates, and other business factors; and k) the Company might not be able to maintain its effective tax rate at 40% due to current and future tax laws, the Company's ability to identify and use its tax credits and other factors.

     These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations. Except for certain reclassifications made to consistently report the information contained in the financial statements, all adjustments made to the interim financial statements presented are of a normal recurring nature. The results of operations for the first quarter ended March 31, 2001, may not be indicative of results that may be expected for the year ending December 31, 2001.


                  PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


(b)  Reports on Form 8-K

     No reports were filed on Form 8-K during the first quarter of 2001.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 8, 2001             By /s/ Gail A. Constancio
                                 ------------------------------
                                 Gail A. Constancio
                                 (Chief Financial Officer)

Date:    May 8, 2001             By /s/ John S. Norman
                                 ------------------------------
                                 John S. Norman
                                 (Corporate Controller)