Form 10-Q
period 2001-06-30
GRAPHIC PACKAGING INTERNATIONAL CORP
filed 2001-08-10
CIK 892793

FORM 10-Q

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                Yes [X]                    No [  ]

There were 31,867,031 shares of common stock outstanding as of August 2, 2001.



                 PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


             GRAPHIC PACKAGING INTERNATIONAL CORPORATION
                    CONSOLIDATED INCOME STATEMENT
                (In thousands, except per share data)

                             Three months ended     Six months ended
                                  June 30,              June 30,
                            -------------------    -------------------
                              2001       2000        2001       2000
                            --------   --------    --------   --------
Net sales                   $283,252   $273,189    $571,696   $549,509

  Cost of goods sold         240,976    237,378     489,186    480,802
                            --------   --------    --------   --------
Gross profit                  42,276     35,811      82,510     68,707

  Selling, general and
    administrative expense    16,428     16,076      30,917     31,853
  Goodwill amortization        5,143      5,088      10,312     10,272
  Asset impairment and
    restructuring charges      1,000        ---       3,000      3,420
                            --------   --------     -------   --------
Operating income              19,705     14,647      38,281     23,162

Gain on sale of assets-net       ---        ---       3,650      5,407
Interest expense - net       (13,530)   (21,650)    (29,655)   (41,330)
                            --------   --------     -------   --------
Income (loss) before income
  taxes                        6,175     (7,003)     12,276    (12,761)

Income tax (expense)
  benefit                     (2,446)     2,742      (4,866)     5,044
                            --------   --------     -------   --------

Net income (loss)              3,729     (4,261)      7,410     (7,717)

Preferred stock dividends
  declared                     2,500        ---       5,000        ---
                            --------   --------     -------   --------
Net income (loss)
  attributable to common
  shareholders                $1,229    ($4,261)     $2,410    ($7,717)
                            ========   ========     =======   ========
Net income (loss)
  attributable to common
  shareholders per basic
  share                        $0.04     ($0.15)      $0.08     ($0.27)
                            ========   ========     =======   ========
Net income (loss)
  attributable to common
  shareholders per diluted
  share                        $0.04     ($0.15)      $0.08     ($0.27)
                            ========   ========     =======   ========
Weighted average shares
  outstanding - basic         31,535     28,985      31,245     28,824
                            ========   ========     =======   ========
Weighted average shares
  outstanding - diluted       32,551     28,985      32,017     28,824
                            ========   ========     =======   ========

See Notes to Consolidated Financial Statements.



              GRAPHIC PACKAGING INTERNATIONAL CORPORATION
            CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                            (In thousands)

                             Three months ended      Six months ended
                                  June 30,               June 30,
                             -------------------    ------------------
                                2001      2000        2001       2000
                             --------   -------     -------    -------
Net income (loss)              $3,729   ($4,261)     $7,410    ($7,717)
Other comprehensive income:
  Foreign currency
    translation adjustments       (56)       (6)       (330)        (8)
  Cumulative effect of
    change in accounting
    principle, net of tax
    of $2,012                     ---       ---      (3,217)       ---
  Recognition of hedge
    results to interest
    expense during the
    period, net of tax of
    $371 and $579                 593       ---         926        ---
  Change in fair value of
    cash flow hedges during
    the period, net of tax
    of $461 and $1,048           (737)      ---      (1,673)       ---
                             --------   -------      ------    -------
Other comprehensive income
    (loss)                       (200)       (6)     (4,294)        (8)
                             --------   -------      ------    -------
Comprehensive income (loss)    $3,529   ($4,267)     $3,116    ($7,725)
                             ========   =======      ======    =======

See Notes to Consolidated Financial Statements.



         GRAPHIC PACKAGING INTERNATIONAL CORPORATION
                  CONSOLIDATED BALANCE SHEET
              (In thousands, except share data)

                                        June 30,      December 31,
                                          2001           2000
                                      ------------    ------------
ASSETS
Current assets:
Cash and cash equivalents                   $3,991          $4,012
Accounts receivable, net                    79,419          75,187
Inventories:
  Finished                                  61,576          61,038
  In process                                11,653          13,301
  Raw materials                             24,493          30,889
                                      ------------    ------------
Total inventories                           97,722         105,228
                                      ------------    ------------
Other assets                                33,586          31,634

  Total current assets                     214,718         216,061

Properties,net                             462,555         480,395
Goodwill, net                              569,998         580,299
Other assets                                41,185          54,695
                                      ------------    ------------
Total assets                            $1,288,456      $1,331,450
                                      ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current maturities of long-term debt       $61,644         $58,500
Accounts payable                            40,985          38,903
Other current liabilities                   89,154          79,345
                                      ------------    ------------
  Total current liabilities                191,783         176,748

Long-term debt                             518,706         576,600
Other long-term liabilities                 61,651          62,951
                                      ------------    ------------
  Total liabilities                        772,140         816,299

Shareholders' equity
Preferred stock, nonvoting,
  20,000,000 shares authorized:
  Series A, $0.01 par value, no
    shares issued or outstanding
    Series B, $0.01 par value,
    1,000,000 shares issued and
    outstanding at stated value of
    $100 per share                         100,000         100,000
Common stock, $0.01 par value
  100,000,000 shares authorized
  and 31,742,441 and 30,544,449
  issued and outstanding at
  June 30, 2001, and December 31,
  2000, respectively                           317             305
Paid-in capital                            420,364         422,327
Retained earnings (deficit)                    412          (6,998)
Accumulated other comprehensive
  income (loss)                             (4,777)           (483)
                                      ------------    ------------
  Total shareholders' equity               516,316         515,151
                                      ------------    ------------
Total liabilities and shareholders'
  equity                                $1,288,456      $1,331,450
                                      ============    ============

See Notes to Consolidated Financial Statements.


        GRAPHIC PACKAGING INTERNATIONAL CORPORATION
           CONSOLIDATED STATEMENT OF CASH FLOWS
                      (In thousands)

                                          Six months ended
                                             June 30,
                                       ---------------------
                                         2001         2000
                                       --------    ---------
Cash flows from operating
activities:
  Net income (loss)                      $7,410      ($7,717)
  Adjustments to reconcile net
    income (loss)to net cash
    from operating activities:
    Asset impairment and
      restructuring charges               3,000        3,420
    Gain on sale of assets               (3,650)      (5,407)
    Depreciation and amortization        40,242       42,758
    Amortization of debt issuance
      costs                               3,970        4,585
    Change in current assets and
      current liabilities and other      17,936      (49,035)
                                       --------     --------
Net cash provided by (used in)
  operating activities                   68,908      (11,396)
                                       --------     --------
Cash flows from investing
  activities:
    Sale of assets                        7,050        5,596
    Capital expenditures                (16,374)     (17,102)
    Collection of note receivable           ---      200,000
                                       --------     --------
Net cash provided by (used in)
  investing activities                   (9,324)     188,494
                                       --------     --------
Cash flows from financing
  activities:
    Repayment of debt                  (141,450)    (219,000)
    Proceeds from borrowings             86,700       31,500
    Payment of debt issuance costs	    ---       (3,976)
    Payment of preferred dividends       (5,000)         ---
    Issuance of stock and other             145        2,432
                                       --------     --------
Net cash used in financing
  activities                            (59,605)    (189,044)
                                       --------     --------
Cash and cash equivalents:
  Net decrease in cash and cash
    equivalents                             (21)     (11,946)
  Balance at beginning of period          4,012       15,869
                                       --------     --------
  Balance at end of period               $3,991       $3,923
                                       ========     ========

See Notes to Consolidated Financial Statements.



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

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2001, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

     Certain prior period information has been reclassified to conform to the current presentation.


Note 2.  New Accounting Standard for Goodwill

     Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, was issued in July 2001. This statement establishes new accounting and reporting standards that will, among other things, eliminate amortization of goodwill. Upon adoption of the new standard, goodwill will be evaluated for impairment using a fair-value based approach and, if there is impairment, the carrying amount of the goodwill will be written down to the implied fair value. This statement is effective for the Company's financial statements for the year beginning January 1, 2002. Management is reviewing the implementation guidance and evaluating the potential impact of the statement and the change in accounting method on the Company's financial position; therefore, a reliable estimate of the impact of this new accounting standard is not possible at this time.


Note 3.  New Accounting Standard for Derivatives and Hedging
         Activities

     In accordance with the Company's interest rate risk-management strategy, the Company has entered into contracts to hedge the interest rates on approximately $575 million of its borrowings. Swap agreements are in place on $225 million of borrowings and cap agreements are in place on $350 million of borrowings. The swap agreements lock in an average LIBOR rate of 6.5%, $150 million of the caps provide upside protection to the Company if LIBOR moves above 6.75% and $200 million of the caps provide upside protection to the Company if LIBOR moves above
8.13%. The hedging instruments expire in 2002. The fair value of these hedge agreements at June 30, 2001 was a liability of $6.4 million, which has been recorded in the accompanying balance sheet.

     The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133) on January 1, 2001. In accordance with the transition provisions of FAS 133, as of January 1, 2001 the Company recorded a net-of-tax cumulative loss adjustment to other comprehensive income totaling $3.2 million which relates to the fair value of previously designated cash flow hedging relationships. Based upon current interest rates, approximately $6 million of the interest rate hedging pre-tax loss currently in other comprehensive income is expected to flow through interest expense during the next twelve months.

     All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as (1) a hedge of (a) the fair value of a recognized asset or liability or (b) an unrecognized firm commitment (a fair value hedge); (2) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a cash flow hedge); or (3) a foreign-currency fair-value or cash flow hedge (a foreign currency hedge). The Company does not enter into derivative contracts for trading or non-hedging purposes. Currently, all of the Company's derivatives are designated as cash flow hedges and are recognized on the balance sheet at their fair value. Changes in the fair value of the Company's cash flow hedges, to the extent that the hedges are highly effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction through interest expense. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows being hedged) is recorded in current period earnings. Hedge ineffectiveness during the six months ended June 30, 2001 was immaterial.

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


Note 4.  Asset Impairment and Restructuring Charges

     The Company recorded a restructuring charge of $1.0 million in the second quarter of 2001 in continuance of the plan announced in the fourth quarter of 2000 that will eliminate approximately 200 non-production positions across the Company, including the closure of the Company's folding carton plant in Portland, Oregon. $3.0 million was recorded in the fourth quarter of 2000 and $1.0 million was recorded in the first quarter of 2001 related to this restructuring plan. The 2001 charges relate to severance packages that were communicated to employees in the first half of 2001. No additional charges related to this restructuring plan are expected.

     On May 12, 2000, the Company announced the planned closure of the Perrysburg, Ohio folding carton plant. The shutdown and related restructuring plan for the Perrysburg facility included asset impairments totaling $6.5 million and restructuring reserves of $1.35 million, which were recorded in the second quarter 2000. The costs to shut down the Perrysburg facility, which was part of the acquisition of the Fort James packaging business, were accounted for as a cost of the acquisition, with a resultant adjustment to goodwill. The Company completed the closure of the plant and the transition of the plant's business to other Company facilities by the end of 2000. On July 11, 2001, the Perrysburg plant building and land were sold for cash proceeds of approximately $1.9 million.

     The Company recorded a restructuring charge of $3.4 million in the first quarter of 2000 for anticipated severance costs as a result of the announced closure of the Saratoga Springs, New York plant. The Company has completed the closure of the Saratoga Springs plant and the transition of the plant's business to other Company facilities. Approximately $0.5 million of the restructuring charges were not necessary to meet severance obligations for the plant's former employees and were reversed in the first quarter of 2001. The Company recorded an asset impairment charge of $1.5 million in the quarter ended March 31, 2001 related to its Saratoga Springs building. On June 29, 2001, the Saratoga Springs building and land were sold for cash proceeds of approximately $3.4 million, with no gain or loss being recognized.

     The following table summarizes accruals related to all of the Company's restructuring activities during the first half of 2001:

     (in millions)
     Balance, December 31, 2000                          $5.0

     Transfer of enhanced benefit to pension liability   (1.5)
     Additional restructuring charges                     1.0
     Reversal of Saratoga Springs severance accrual      (0.5)
     Cash paid                                           (1.6)
                                                         ----
     Balance, March 31, 2001                              2.4

     Transfer of enhanced benefit to pension liability   (0.5)
     Additional restructuring charges                     1.0
     Cash paid                                           (1.0)
                                                        -----
     Balance, June 30, 2001                              $1.9
                                                        =====


Note 5.   Asset Sales

2001
     As discussed in Note 4, the Company has closed several noncore or underperforming facilities over the past two years. The Company sold its Saratoga Springs, New York building and land in June 2001 and its Perrysburg, Ohio building and land in July 2001 for cash proceeds of $3.4 million and $1.9 million, respectively. No gain or loss was recognized on the sales. The Company has recently announced that it has engaged advisors to assess the strategic options with respect to its extruded coated paper business in Portland, Oregon.

2000
     The Company sold patents and various long-lived assets of its former developmental businesses during the first half of 2000 for consideration of approximately $6.2 million. A pre-tax gain of $5.4 million was recognized related to these asset sales. In the first half of 2001, a pre-tax gain of $3.6 million was recognized upon receipt of additional consideration for assets of the Company's former developmental businesses.


Note 6.  Segment Information

     The Company's reportable segments are based on its method of internal reporting, which is based on product category. The Company has one reportable segment in 2001 and 2000 - Packaging. In addition, the Company's holdings and operations outside the United States are nominal in 2001 and 2000. Therefore, no additional segment information is provided herein.


Note 7.  Subsequent Event

     Pursuant to terms in its senior credit agreement, the Company expects to complete a $50 million private placement of subordinated unsecured debt in August 2001 substantially according to the following terms: the notes will accrue interest at 10% per annum, payable quarterly, beginning September 15, 2001; and the notes mature August 15, 2008, but are redeemable, subject to the terms of the senior credit agreement, at a premium of 3% in the first year, 1.5% in the second year and at par thereafter. Proceeds will be used to repay the remaining $27.9 million balance (as of July 31, 2001) on the one-year term note due August 15, 2001 and the balance applied against the five-year senior credit facilities. If the Company does not issue the subordinated debt, it will utilize available borrowing capacity under its revolving credit facility to repay the remaining $27.9 million of the one-year note and would pay an additional spread of 75 basis points in interest and a fee of $750,000 to the senior lenders.


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

Results from Operations

     Net sales increased 3.7% to $283 million for the three months ended June 30, 2001, compared to $273 million in the second quarter of 2000. For the six months ended June 30, 2001, net sales increased 4% to $572 million, compared to $550 million in the first half of 2000. If net sales generated by the Malvern, Pennsylvania plant, which was sold in October 2000, are subtracted from the 2000 comparable sales numbers, the quarterly increase would be 7.3% and the year-to-date increase would be 7.8%. GPC's sales increases, although strengthened by new customers, are directly related to the success of its customers' products. The Company's sales to established customers have been enhanced by special product promotions and other value-added products during 2001.

     Gross profit margins for the second quarter and the six months ended June 30, 2001 were 14.9% and 14.4%, respectively, increasing from 13.1% and 12.5% in the comparable periods in 2000. The Company's goal has been to optimize its capacity and personnel in order to meet increased customer demand in the most cost-effective manner. Improvements in profit margin reflect the Company's increased sales and success at decreasing variable production costs, such as overtime, rework and scrap. Also, margins have improved due to decreased fixed manufacturing costs that were achieved through plant closures, specifically the Saratoga Springs and Perrysburg facilities, and consolidation of administrative functions company-wide.

     Selling, general and administrative expense as a percentage of net sales continues to be just under 6% when comparing quarter-to-quarter and year-to-year. This has been the Company's target rate as it works to keep overhead costs at an optimal level.

     The Company's improvements in managing its production and overhead costs have resulted in improved operating income margin. Operating income margin in the three months ended June 30, 2001 was 7%, compared to 5.4% in the second quarter of 2000. Operating income margin for the six months ended June 30, 2001 was 6.7%, compared to 4.2% in the first half of 2000.

     Net interest expense for the second quarter of 2001 totaled $13.5 million, an $8.2 million decrease from the $21.7 million of interest expense recorded in the second quarter of 2000. Likewise, net interest expense for the first half of 2001 decreased $11.7 million when compared to the $41.3 million of net interest expense recorded in the comparable 2000 period. Lower amounts of outstanding debt, lower LIBOR rates, and lower interest rate spreads over LIBOR as a result of the Company's improved financial condition have contributed to these decreases.

     The  consolidated  effective tax rate for the second quarter and  the  first half of 2001 was approximately 40%.  The  Company expects  to  maintain an effective tax rate of approximately  40%
for the remainder of 2001.

Asset Impairment and Restructuring Charges

     The Company recorded a restructuring charge of $1.0 million in the second quarter of 2001 in continuance of the plan announced in the fourth quarter of 2000 that will eliminate approximately 200 non-production positions across the Company, including the closure of the Company's folding carton plant in Portland, Oregon. $3.0 million was recorded in the fourth quarter of 2000 and $1.0 million was recorded in the first quarter of 2001 related to this restructuring plan. The 2001 charges relate to severance packages that were communicated to employees in the first half of 2001. No additional charges related to this restructuring plan are expected.

     On May 12, 2000, the Company announced the planned closure of the Perrysburg, Ohio folding carton plant. The shutdown and related restructuring plan for the Perrysburg facility included asset impairments totaling $6.5 million and restructuring reserves of $1.35 million, which were recorded in the second quarter 2000. The costs to shut down the Perrysburg facility, which was part of the acquisition of the Fort James packaging business, were accounted for as a cost of the acquisition, with a resultant adjustment to goodwill. The Company completed the closure of the plant and the transition of the plant's business to other Company facilities by the end of 2000. On July 11, 2001, the Perrysburg plant building and land were sold for cash proceeds of approximately $1.9 million.

     The Company recorded a restructuring charge of $3.4 million in the first quarter of 2000 for anticipated severance costs as a result of the announced closure of the Saratoga Springs, New York plant. The Company has completed the closure of the Saratoga Springs plant and the transition of the plant's business to other Company facilities. Approximately $0.5 million of the restructuring charges were not necessary to meet severance obligations for the plant's former employees and were reversed in the first quarter of 2001. The Company recorded an asset impairment charge of $1.5 million in the quarter ended March 31, 2001 related to its Saratoga Springs building. On June 29, 2001, the Saratoga Springs building and land were sold for cash proceeds of approximately $3.4 million, with no gain or loss being recognized.

     The following table summarizes accruals related to all the Company's restructuring activities during the first half of 2001:

     (in millions)
     Balance, December 31, 2000                          $5.0

     Transfer of enhanced benefit to pension liability   (1.5)
     Additional restructuring charges                     1.0
     Reversal of Saratoga Springs severance accrual      (0.5)
     Cash paid                                           (1.6)
                                                         ----
     Balance, March 31, 2001                              2.4

     Transfer of enhanced benefit to pension liability   (0.5)
     Additional restructuring charges                     1.0
     Cash paid                                           (1.0)
                                                        -----
     Balance, June 30, 2001                              $1.9
                                                        =====

Asset Sales

2001
     As discussed in Note 4, the Company has closed several noncore or underperforming facilities over the past two years. The Company sold its Saratoga Springs, New York building and land in June 2001 and its Perrysburg, Ohio building and land in July 2001 for cash proceeds of $3.4 million and $1.9 million, respectively. No gain or loss was recognized on the sales. The Company has recently announced that it has engaged advisors to assess the strategic options with respect to its extruded coated paper business in Portland, Oregon.

2000
     The Company sold patents and various long-lived assets of its former developmental businesses during the first half of 2000 for consideration of approximately $6.2 million. A pre-tax gain of $5.4 million was recognized related to these asset sales. In the first half of 2001, a pre-tax gain of $3.6 million was recognized upon receipt of additional consideration for assets of the Company's former developmental businesses.

Financial Resources and Liquidity

     The Company's liquidity  is generated from both internal and external  sources and is used to fund short-term working  capital
needs,  capital  expenditures,  preferred  stock  dividends   and
acquisitions.

Capital Structure

     The Company has a revolving credit and term loan agreement (the Credit Agreement) with a group of lenders, with Bank of America, N.A. as agent. Currently, the Credit Agreement is comprised of three senior credit facilities including a $400 million one-year facility, a $325 million five-year term loan facility and a $400 million five-year revolving credit facility (collectively, the Senior Credit Facilities). The Company reduced amounts outstanding under its Senior Credit Facilities in the first half of 2001 by $54.8 million, with $47.2 million repaid in the second quarter, largely through cash generated by operations. Borrowings under the revolving credit facility on August 1, 2001 were approximately $268 million, leaving $132 million available for future borrowing needs. As of June 30, 2001 the Company's borrowings under the Senior Credit Facilities were as follows (in thousands):

     One-year term facility due
       August 15, 2001                $ 31,644
     Five-year term facility due
       August 2, 2004                  283,106
     Five-year revolving credit
       facility due August 2, 2004     265,600
                                      --------
     Total                             580,350
     Less:    Current maturities        61,644
                                      --------
     Long-term maturities             $518,706
                                      ========

     Amounts borrowed under the Senior Credit Facilities bear interest under various pricing alternatives plus a spread depending on the Company's leverage ratio. The various pricing alternatives include (i) LIBOR, or (ii) the higher of the Federal Funds Rate plus 0.5%, or the prime rate. In addition, the Company pays a commitment fee that varies based upon the Company's leverage ratio and the unused portion of the revolving credit facility. Mandatory prepayments under the Senior Credit Facilities are required from the proceeds of any significant asset sale or from the issuance of any debt or equity securities. In addition, the five-year term loan is due in quarterly installments. Total annual principal payments for 2001 through 2003, respectively, are $25 million, $35 million and $40 million, with the balance of the borrowings due in 2004.

     Pursuant to terms in its senior credit agreement, the Company expects to complete a $50 million private placement of subordinated unsecured debt in August 2001 substantially according to the following terms: the notes will accrue interest at 10% per annum, payable quarterly, beginning September 15, 2001; and the notes mature August 15, 2008, but are redeemable, subject to the terms of the senior credit agreement, at a premium of 3% in the first year, 1.5% in the second year and at par thereafter. Proceeds will be used to repay the remaining $27.9 million balance (as of July 31, 2001) on the one-year term note due August 15, 2001 and the balance applied against the five-year senior credit facilities. If the Company does not issue the subordinated debt, it will utilize available borrowing capacity under its revolving credit facility to repay the remaining $27.9 million of the one-year note and would pay an additional spread of 75 basis points in interest and a fee of $750,000 to the senior lenders.

     The Senior Credit Facilities are collateralized by first priority liens on all material assets of the Company and all of its domestic subsidiaries. The Credit Agreement currently limits the Company's ability to pay dividends other than permitted dividends on its Series B preferred stock, and imposes limitations on the incurrence of additional debt, capital expenditures, acquisitions and the sale of assets. The Company is in compliance with all covenants. Although there can be no assurance that all of these covenants will continue to be met, management believes that the Company will remain in compliance with the covenants based upon the Company's expected performance and debt repayment forecasts. In the event of a default under the Credit Agreement, the lenders would have the right to call the Senior Credit Facilities immediately due and refrain from making further advances to the Company. If the Company is unable to pay the accelerated payments, the lenders could elect to proceed against the collateral in order to satisfy the Company's obligations.

     The Company maintains an interest rate risk-management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in interest rates. The Company's specific goals are to (1) manage interest rate sensitivity by modifying the re-pricing or maturity characteristics of some of its debt and (2) lower (where possible) the cost of its borrowed funds. In accordance with the Company's interest rate risk-management strategy, the Company has entered into contracts to hedge the interest rates on approximately $575 million of its borrowings. Swap agreements are in place on $225 million of borrowings and cap agreements are in place on $350 million of borrowings. The swap agreements lock in an average LIBOR rate of 6.5%, $150 million of the caps provide upside protection to the Company if LIBOR moves above 6.75% and $200 million of the caps provide upside protection to the Company if LIBOR moves above 8.13%. The hedging instruments expire in 2002.

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

Working Capital

     The Company currently expects that cash flows from operations, the possible sale of certain assets, borrowings under its current credit facilities, and the proposed subordinated debt issuance will be adequate to meet the Company's needs for working capital, temporary financing for capital expenditures and debt repayments. The Company's working capital position as of June 30, 2001 was $22.9 million.

     During the first half of 2001, net cash from operations was used to fund capital requirements. During the first half of 2000, capital requirements were met largely through investing activities. The Company expects its capital expenditures for 2001 to be approximately $35 million, primarily related to a new enterprise resource planning system and upgrades to equipment.

     The impact of inflation on the Company's financial position and results of operations has been minimal and is not expected to adversely affect future results.


Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk

Interest Rate Risk

     As of August 1, 2001, the Company's capital structure includes approximately $580 million of debt that bears interest based upon an underlying rate that fluctuates with short-term interest rates, specifically LIBOR. The Company has entered into interest rate swap agreements that lock LIBOR at 5.94% on $100 million of borrowings and 6.98% on $125 million of its borrowings. In addition, the Company has interest rate contracts that cap the LIBOR interest rate at 8.13% on $200 million of borrowings and 6.75% for $150 million of borrowings. With the Company's interest rate protection contracts, a 1% rise in interest rates would impact annual pre-tax results by approximately $3.6 million.

Factors That May Affect Future Results

     Some statements in this release are forward looking and so involve uncertainties that may cause actual results to be materially different from those stated or implied. Specifically,
a) revenue for 2001 might be reduced because customers experience lower demand, find alternative suppliers, or otherwise reduce their demand for our products, or because the Company, as a result of plant closures, is unable to efficiently move business or to qualify that business at other plants; b) margins might be reduced due to market conditions for products sold and due to increases in operating and materials costs, including energy-related costs, recycled fiber and paperboard; c) the future benefits of restructuring, cost reduction and optimization are uncertain because of possible delays and increases in costs; d) capital expenditures might be higher than planned due to unexpected requirements or opportunities; e) debt may not be reduced due to lower than expected free cash flow; f) the Company may be exposed to higher than predicted interest rates on the unhedged portion of its debt and on any new debt it might incur;
g) if the Company is unable to meet the financial terms or covenants of its senior debt, including the refinancing of a portion of its senior debt with subordinated debt, it could be subject to higher interest rates, one time fees and/or default; and h) the Company might not meet its estimates for 2001 as a result of the transfer of production within the system, market conditions for pricing products, higher production costs, higher than predicted interest rates, and other business factors.

     These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations. Except for certain reclassifications made to consistently report the information contained in the financial statements, all adjustments made to the interim financial statements presented are of a normal recurring nature. The results of operations for the first half of 2001 may not be indicative of results that may be expected for the year ending December 31, 2001.


                   PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of the Shareholders

     At the May 15, 2001 annual meeting of the Company's shareholders, the following matters were submitted for a vote of the shareholders. The report of the Inspectors of Election is below.

     There were 55,495,592 shares of common stock (including voting rights of preferred stock) entitled to vote at the meeting and a total of 49,123,608 shares (88.5%) were represented at the meeting.

     (1)  Election of three directors for a three-year term.

                                    FOR             WITHHOLD
                                 ----------        ---------
       Jeffrey H. Coors          46,169,299        2,954,309
       Harold R. Logan, Jr.      46,525,720        2,597,888
       James K. Peterson         46,445,386        2,678,222

     (2) Approval of amendments to the Company's Executive Incentive Plan to modify the financial goals to include the ratio of debt to EBITDA (earnings before interest and taxes, plus depreciation and amortization). In addition, the Compensation Committee of the Board of Directors is authorized to establish long term goals and payouts.

        FOR        AGAINST         ABSTAIN     BROKER NON-VOTE
     ----------   ---------       ---------    ---------------
     43,444,976    621,470        1,488,784       3,568,378

     (3)  Approval  of  an  amendment  to  the  Company's  Equity
Compensation Plan for Non-Employee Directors to increase the number of shares of common stock authorized for issuance to 500,000 shares.

        FOR        AGAINST         ABSTAIN     BROKER NON-VOTE
     ----------   ---------       ---------    ---------------
     43,329,144    754,384        1,471,702       3,568,378

     (4)  Approval  of  an  amendment  to  the  Company's  Equity
Incentive Plan to make shares available for award each calendar year beginning with 2002 equal to two percent of the number of shares outstanding on the preceding December 31.

        FOR        AGAINST         ABSTAIN     BROKER NON-VOTE
     ----------   ---------       ---------    ---------------
     39,817,800   4,255,256       1,482,174       3,568,378



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit
Number    Document Description

10.0      Description of Arrangement with Luis E. Leon dated
          May, 2001.


(b)  Reports on Form 8-K

     No reports were filed on Form 8-K during the second quarter of 2001.




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 10, 2001            By /s/ Luis E. Leon
                                  --------------------------------
                                         Luis E. Leon
                                         (Chief Financial Officer)

Date:  August 10, 2001            By /s/ John S. Norman
                                  --------------------------------
                                         John S. Norman
                                         (Corporate Controller)