Form 10-Q
period 2001-09-30
GRAPHIC PACKAGING INTERNATIONAL CORP
filed 2001-11-14
CIK 892793

FORM 10-Q

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                Yes [X]                    No [  ]

There were 32,047,804 shares of common stock outstanding as of November 1, 2001.



                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


             GRAPHIC PACKAGING INTERNATIONAL CORPORATION
                    CONSOLIDATED INCOME STATEMENT
                             (Unaudited)
                (In thousands, except per share data)

                             Three months ended     Nine months ended
                                September 30,         September 30,
                             ------------------    ------------------
                               2001      2000         2001      2000
                             --------  --------    --------  --------
Net sales                    $270,818  $283,454    $842,514  $832,963

  Cost of goods sold          234,363   245,288     723,549   726,090
                             --------  --------    --------  --------
Gross profit                   36,455    38,166     118,965   106,873

  Selling, general and
    administrative expense     16,061    14,259      46,978    46,112
  Goodwill amortization         5,175     5,179      15,487    15,451
  Asset impairment and
    restructuring charges         ---       ---       3,000     3,420
                             --------  --------    --------  --------
Operating income               15,219    18,728      53,500    41,890

Gain on sale of assets - net      ---     2,405       3,650     7,812
Interest expense - net        (12,429)  (21,702)    (42,084)  (63,032)
                             --------  --------    --------  --------
Income (loss) before income
  taxes                         2,790      (569)     15,066   (13,330)

Income tax (expense) benefit   (1,160)      288      (6,026)    5,332
                             --------  --------    --------  --------
Net income (loss)               1,630      (281)      9,040    (7,998)

Preferred stock dividend
  declared                     (2,500)   (1,306)     (7,500)   (1,306)
                             --------  --------    --------  --------
Net income (loss)
  attributable to common
  shareholders                  ($870)  ($1,587)     $1,540   ($9,304)
                             ========  ========    ========  ========
Net income (loss)
  attributable to common
  shareholders per basic
  share                        ($0.03)   ($0.05)      $0.05    ($0.32)
                             ========  ========    ========  ========
Net income (loss)
  attributable to common
  shareholders per diluted
  share                        ($0.03)   ($0.05)      $0.05    ($0.32)
                             ========  ========    ========  ========
Weighted average shares
  outstanding - basic          31,882    29,507      31,459    29,054
                             ========  ========    ========  ========
Weighted average shares
  outstanding - diluted        31,882    29,507      32,444    29,054
                             ========  ========    ========  ========

See Notes to Consolidated Financial Statements.



            GRAPHIC PACKAGING INTERNATIONAL CORPORATION
          CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                            (Unaudited)
                          (In thousands)

                             Three months ended   Nine months ended
                               September 30,        September 30,
                             ------------------   -----------------
                               2001      2000      2001      2000
                             -------   ------     ------   -------
Net income (loss)             $1,630    ($281)    $9,040   ($7,998)
Other comprehensive income:
   Foreign currency
     translation adjustments      46     (137)      (284)     (145)
   Cumulative effect of
     change in accounting
     principle, net of tax
     of $2,012                   ---      ---     (3,217)      ---
   Recognition of hedge
     results to interest
     expense during the
     period, net of tax of
     $214 and $793               343      ---      1,269       ---
   Change in fair value of
     cash flow hedges during
     the period, net of tax
     of $969 and $2,017       (1,551)     ---     (3,224)      ---
                             -------   ------     ------   -------
Other comprehensive income
  (loss)                      (1,162)    (137)    (5,456)     (145)
                             -------   ------     ------   -------
Comprehensive income (loss)     $468    ($418)    $3,584   ($8,143)
                             =======   ======     ======   =======

See Notes to Consolidated Financial Statements.



         GRAPHIC PACKAGING INTERNATIONAL CORPORATION
                  CONSOLIDATED BALANCE SHEET
              (In thousands, except share data)

                                     September 30,   December 31,
                                         2001            2000
                                      (Unaudited)
                                     -------------   ------------
ASSETS
Current assets:
Cash and cash equivalents                  $4,292         $4,012
Accounts receivable, net                   83,432         75,187
Inventories:
   Finished                                61,235         61,038
   In process                              12,604         13,301
   Raw materials                           22,377         30,889
                                       ----------     ----------
Total inventories                          96,216        105,228
Other assets                               32,361         31,634
                                       ----------     ----------
    Total current assets                  216,301        216,061
                                       ----------     ----------

Properties, net                           451,451        480,395
Goodwill, net                             564,847        580,299
Other assets                               36,047         54,695
                                       ----------     ----------
Total assets                           $1,268,646     $1,331,450
                                       ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current maturities of long-term debt      $32,500        $58,500
Accounts payable                           43,491         38,903
Other current liabilities                  87,418         79,345
                                       ----------     ----------
   Total current liabilities              163,409        176,748

Long-term debt                            531,935        576,600
Other long-term liabilities                57,667         62,951
                                       ----------     ----------
   Total liabilities                      753,011        816,299

Shareholders' equity
Preferred stock, nonvoting,
  20,000,000 shares authorized:
    Series A, $0.01 par value, no
    shares issued or outstanding
    Series B, $0.01 par value,
    1,000,000 shares issued and
    outstanding at stated value of
    $100 per share                        100,000        100,000
Common stock, $0.01 par value
  100,000,000 shares authorized
  and 31,996,839 and 30,544,449
  issued and outstanding at
  September 30, 2001, and December
  31, 2000, respectively                      320            305
Paid-in capital                           419,212        422,327
Retained earnings (deficit)                 2,042         (6,998)
Accumulated other comprehensive
  income (loss)                            (5,939)          (483)
                                       ----------     ----------
    Total shareholders' equity            515,635        515,151
                                       ----------     ----------
Total liabilities and shareholders'
  equity                               $1,268,646     $1,331,450
                                       ==========     ==========

See Notes to Consolidated Financial Statements.



          GRAPHIC PACKAGING INTERNATIONAL CORPORATION
             CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)
                        (In thousands)

                                            Nine months ended
                                              September 30,
                                            2001         2000
                                         ---------     --------
Cash flows from operating activities:
  Net income (loss)                         $9,040      ($7,998)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Asset impairment and restructuring
        charges                              3,000        3,420
      Gain on sale of assets                (3,650)      (7,812)
      Depreciation and amortization         60,051       63,459
      Amortization of debt issuance costs    5,920        6,786
      Change in current assets and
        current liabilities and other       19,235      (41,014)
                                          --------     --------
Net cash provided by operating activities   93,596       16,841
                                          --------     --------

Cash flows from investing activities:
      Capital expenditures                 (22,135)     (24,865)
      Sale of assets                         8,950        8,196
      Collection of note receivable            ---      200,000
                                          --------     --------
Net cash provided by (used in) investing
  activities                               (13,185)     183,331
                                          --------     --------

Cash flows from financing activities:
      Repayment of debt                   (225,900)    (359,000)
      Proceeds from borrowings             155,235       50,800
      Proceeds from issuance of
        preferred stock                        ---       98,650
      Payment of preferred dividends        (9,583)         ---
      Payment of debt issuance costs           ---       (5,866)
      Issuance of common stock and other       117        3,169
                                          --------     --------
Net cash used in financing activities      (80,131)    (212,247)

Cash and cash equivalents:
   Net increase (decrease) in cash and
     cash equivalents                          280      (12,075)
   Balance at beginning of period            4,012       15,869
                                          --------     --------
   Balance at end of period                 $4,292       $3,794
                                          ========     ========

See Notes to Consolidated Financial Statements.



  GRAPHIC PACKAGING INTERNATIONAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

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

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 2001, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

     Certain prior period information has been reclassified to conform to the current presentation.


Note 2.  New Accounting Standards for Goodwill and Business
         Combinations

      Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, was issued in July 2001. This statement establishes new accounting and reporting standards that will, among other things, eliminate the pooling-of-interest method of accounting for business combinations and require that the purchase method of accounting be used. This statement is effective for the Company for all future business combinations.

       Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, was issued in July 2001. This statement establishes new accounting and reporting standards that will, among other things, eliminate amortization of goodwill and certain intangible assets with an indefinite useful life. This statement is effective for the Company's financial statements for the year beginning January 1, 2002. The Company does not currently have any intangible assets with indefinite lives and does not expect any impact from this element of the new statement.

      Upon adoption of SFAS No. 142, the Company will stop amortizing its goodwill. Based upon current goodwill levels, the annual reduction in amortization expense will be $20.6 million before taxes. Because some of the Company's goodwill amortization is nondeductible for tax purposes, the Company's effective tax rate may be lower as a result of implementing the new accounting standard. The Company currently follows the guidance in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which permits the use of an undiscounted cash flow model, to evaluate its goodwill for impairment. As required by the new standard, SFAS No. 142, the Company's goodwill will be evaluated annually for impairment using a fair-value based approach and, if there is impairment, the carrying amount of goodwill will be written down to the implied fair value. Any impairment loss as a result of the initial adoption of the new accounting standard will be recognized as a cumulative effect of a change in accounting principle. Any impairment losses incurred subsequent to initial adoption of the new accounting standard will be recorded as a charge to operating income. Although management is still evaluating the impact of SFAS No. 142, including the most appropriate method to use in valuing the Company's goodwill, initial estimates using current market data and discounted cash flow valuations indicate a significant goodwill impairment could exist upon adoption, potentially up to $200 million.


Note 3.  New Accounting Standard for Derivatives and Hedging
         Activities

     In accordance with the Company's interest rate risk-management strategy, the Company has contracts in place to hedge the interest rates on all of its variable rate borrowings. Interest rate swap agreements are in place on $225 million of borrowings and interest rate cap agreements are in place to hedge the remaining $289 million of variable rate debt at September 30, 2001. The swap agreements lock in an average LIBOR rate of 6.5%, $150 million of the caps provide upside protection to the Company if LIBOR moves above 6.75% and $200 million of the caps provide upside protection to the Company if LIBOR moves above 8.13%. All of the swaps and caps expire in 2002. The fair value of the interest rate swap agreements at September 30, 2001 was a liability of $8.4 million, which has been recorded in the accompanying balance sheet. The interest rate caps have no market value at September 30, 2001.

      The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, as of January 1, 2001 the Company recorded a net-of-tax cumulative loss adjustment to other comprehensive income totaling $3.2 million which relates to the
fair   value   of   previously  designated  cash   flow   hedging
relationships. All $8.4 million of the interest rate hedging pre-tax loss currently in other comprehensive income is expected to flow through interest expense during the next twelve months.

     All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as (1) a hedge of (a) the fair value of a recognized asset or liability or (b) an unrecognized firm commitment (a fair value hedge); (2) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a cash flow hedge); or (3) a foreign-currency fair-value or cash flow hedge (a foreign currency hedge). The Company does not enter into derivative contracts for trading or non-hedging purposes. The Company's derivatives are designated as cash flow hedges and are recognized on the balance sheet at their fair value. Changes in the fair value of the Company's cash flow hedges, to the extent that the hedges are highly effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction through interest expense. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows being hedged) is recorded in current period earnings. Hedge ineffectiveness during the nine months ended September 30, 2001 was immaterial.

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


Note 4.  Asset Impairment and Restructuring Charges

     Asset Impairment Charges

      The Company recorded an asset impairment charge of $1.5 million in the quarter ended March 31, 2001 related to its Saratoga Springs, New York building. Operations of the Saratoga Springs plant were transferred to other Company manufacturing locations and the building and real property were sold in June 2001.

     Restructuring Charges

     The Company recorded a restructuring charge of $1.0 million in the second quarter of 2001 in continuance of the plan announced in the fourth quarter of 2000 that will eliminate approximately 200 positions across the Company, including the closure of the Company's folding carton plant in Portland, Oregon. $3.0 million was recorded in the fourth quarter of 2000 and $1.0 million was recorded in the first quarter of 2001 related to this restructuring plan. The 2001 charges relate to severance packages that were communicated to employees in the first half of 2001. No additional charges related to this restructuring plan are expected.

      On May 12, 2000, the Company announced the planned closure of the Perrysburg, Ohio folding carton plant. The shutdown and related restructuring plan for the Perrysburg facility included asset impairments totaling $6.5 million and restructuring reserves of $1.35 million, which were recorded in the second quarter of 2000. The costs to shut down the Perrysburg facility, which was part of the acquisition of the Fort James packaging business, were accounted for as a cost of the acquisition, with a resultant adjustment to goodwill. The Company completed the closure of the plant and the transition of the plant's business to other Company facilities by the end of 2000. On July 11, 2001, the remaining real estate was sold for cash proceeds of approximately $1.9 million.

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

           The following table summarizes accruals related to all of the Company's restructuring activities during the nine months ended September 30, 2001:

     (in millions)
     Balance, December 31, 2000     $ 5.0

     Transfer of enhanced benefit
       to pension liability          (1.5)

     Additional restructuring
       charges                        1.0

     Reversal of Saratoga Springs
       severance accrual             (0.5)

     Cash paid                       (1.6)
                                     ----
     Balance, March 31, 2001          2.4

     Transfer of enhanced benefit
       to pension liability          (0.5)

     Additional restructuring
       charges                        1.0

     Cash paid                       (1.0)
                                     ----
     Balance, June 30, 2001           1.9

     Cash paid                       (0.6)
                                     ----
     Balance, September 30, 2001     $1.3
                                     ====

Note 5.   Asset Sales

2001
     The Company has been closing non-core or under-performing facilities over the past two years. The Company sold its
Saratoga Springs building and land in June 2001 and its Perrysburg, Ohio building and land in July 2001 for cash proceeds of $3.4 and $1.9 million, respectively. No gain or loss was recognized on the sales.

     The Company has completed a review of its strategy for its plant in North Portland, Oregon, as previously announced in June 2001. The Company has decided to fully integrate the plant into the Company's operations and is not currently pursuing a sale of this facility.

2000
     The Company sold an airplane in the third quarter of 2000 for approximately $2.6 million, recording a pre-tax gain of $2.4 million. The Company sold patents and various long-lived assets of its former developmental businesses during the first half of 2000 for approximately $6.2 million, recognizing a pre-tax gain of $5.4 million. In the first half of 2001, a pre-tax gain of $3.6 million was recognized upon receipt of additional con-sideration for assets of the Company's former developmental businesses.


Note 6.  Segment Information

     The Company's reportable segment is based on its method of internal reporting, which is based on product category. The Company has one reportable segment in 2001 and 2000 - Packaging. In addition, the Company's holdings and operations outside the United States are nominal in 2001 and 2000. Therefore, no additional segment information is provided.


Note 7.  Issuance of Subordinated Debt

      Pursuant to terms in its senior credit agreement, the Company completed a $50 million private placement of subordinated unsecured debt on August 15, 2001. The purchaser of the notes is Golden Heritage, LLC, a company owned by several Coors family trusts and a related party. The notes accrue interest at 10% per annum, payable quarterly, beginning September 15, 2001. The notes mature August 15, 2008, but are redeemable, subject to the terms of the senior credit agreement, at a premium of 3% in the first year, 1.5% in the second year and at par thereafter. Proceeds were used to repay the remaining $27.9 million balance on the one-year term note due August 15, 2001 and the balance was applied against the five-year senior credit facilities.


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

Segment Information

     The Company's reportable segment is based on its method of internal reporting, which is based on product category. The Company has one reportable segment in 2001 and 2000 - Packaging, and the Company's holdings and operations outside the United States are nominal in 2001 and 2000.

Results from Operations

     Net sales for the quarter ended September 30, 2001 decreased 4.5% to $270.8 million from $283.5 million in the third quarter of 2000; however, if the 2000 net sales from the Malvern plant sold in the fourth quarter of 2000 are subtracted, the decrease is 1.4% quarter-to-quarter. Year-to-date 2001 net sales of $842.5 million are 1.1% higher than the comparable period in 2000, 4.6% higher if the 2000 Malvern sales are subtracted. Stronger sales in the first half of 2001, compared against the prior year results, have been partially offset in the third quarter of 2001 due to a softening economy and lower promotion sales programs by customers. Although the Company believes it is maintaining its market share with its traditional core customers, customer orders have been significantly lower in the third
quarter  of  2001, compared to the first half of the  year.   The
Company is unable to predict at this time whether the reduced sales seen in the third quarter will start to improve before year-end.

     Gross profit margins for the three months and the nine months ended September 30, 2001 were 13.5% and 14.1%, respectively. Gross profit margins for the comparable 2000 periods were 13.5% and 12.8%, respectively. The Company's goal has been to optimize its capacity and personnel in order to meet customer demand in the most cost-effective manner. In pursuit of this goal, the Company has initiated plant closings, reductions in force, and Six Sigma projects company-wide that have targeted cost-reductions and increased productivity. These efforts have paid dividends through improved profit margins for the first nine months of 2001, although the cost reduction efforts were effectively offset by reduced sales and lower promotion business for the three months ended September 30, 2001.

     Selling, general and administrative expenses continue to be within the Company's goal of 6% of net sales for all periods.

     Operating income margin for the three months ended September 30, 2001 was 6%, compared to 7% in the third quarter of 2000. Operating income margin for the nine months ended September 30, 2001 was 6%, compared to 5% in the comparable 2000 period. The Company continues to focus on improving its gross profit margins through cost reduction efforts, while keeping its selling, general and administrative expenses below 6% of sales. The decrease in operating income margin from 7% in the third quarter of 2000 to 6% in the third quarter of 2001 is due primarily to the reduced quarterly sales described above and absorption of the Company's fixed costs.

     The Company's net interest expense has decreased 43% quarter-
to-quarter  and  33%  year-to-date  against  prior  year.   Lower
amounts of outstanding debt, lower LIBOR rates, and lower interest rate spreads over LIBOR as a result of the Company's
improved   financial   condition,  have  contributed   to   these
decreases. One month LIBOR has decreased approximately 4% since September 30, 2000.

     The consolidated effective tax rate for the third quarter and the first nine months of 2001 was approximately 40%. The
Company expects to maintain an effective tax rate of approxi-mately 40% for the remainder of 2001.

Asset Impairment and Restructuring Charges

     Asset Impairment Charges

      The Company recorded an asset impairment charge of $1.5 million in the quarter ended March 31, 2001 related to its Saratoga Springs, New York building. Operations of the Saratoga Springs plant were transferred to other Company manufacturing locations and the building and real property were sold in June 2001.

     Restructuring Charges

     The Company recorded a restructuring charge of $1.0 million in the second quarter of 2001 in continuance of the plan announced in the fourth quarter of 2000 that will eliminate approximately 200 positions across the Company, including the closure of the Company's folding carton plant in Portland, Oregon. $3.0 million was recorded in the fourth quarter of 2000 and $1.0 million was recorded in the first quarter of 2001 related to this restructuring plan. The 2001 charges relate to severance packages that were communicated to employees in the first half of 2001. No additional charges related to this restructuring plan are expected.

      On May 12, 2000, the Company announced the planned closure of the Perrysburg, Ohio folding carton plant. The shutdown and related restructuring plan for the Perrysburg facility included asset impairments totaling $6.5 million and restructuring reserves of $1.35 million, which were recorded in the second quarter of 2000. The costs to shut down the Perrysburg facility, which was part of the acquisition of the Fort James packaging business, were accounted for as a cost of the acquisition, with a resultant adjustment to goodwill. The Company completed the closure of the plant and the transition of the plant's business to other Company facilities by the end of 2000. On July 11, 2001, the remaining real estate was sold for cash proceeds of approximately $1.9 million.

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

           The following table summarizes accruals related to all of the Company's restructuring activities during the first nine months of 2001:

     (in millions)
     Balance, December 31, 2000     $ 5.0

     Transfer of enhanced benefit
       to pension liability          (1.5)

     Additional restructuring
       charges                        1.0

     Reversal of Saratoga Springs
       severance accrual             (0.5)

     Cash paid                       (1.6)
                                     ----
     Balance, March 31, 2001          2.4

     Transfer of enhanced benefit
       to pension liability          (0.5)

     Additional restructuring
       charges                        1.0

     Cash paid                       (1.0)
                                     ----
     Balance, June 30, 2001           1.9

     Cash paid                       (0.6)
                                     ----
     Balance, September 30, 2001     $1.3
                                     ====

Asset Sales

2001
     The Company has been closing non-core or under-performing facilities over the past two years. The Company sold its
Saratoga Springs building and land in June 2001 and its Perrysburg, Ohio building and land in July 2001 for cash proceeds of $3.4 and $1.9 million, respectively. No gain or loss was recognized on the sales.

     The Company has completed a review of its strategy for its plant in North Portland, Oregon, as previously announced in June 2001. The Company has decided to fully integrate the plant into the Company's operations and is not currently pursuing a sale of this facility.

2000
     The Company sold an airplane in the third quarter of 2000 for approximately $2.6 million, recording a pre-tax gain of $2.4 million. The Company sold patents and various long-lived assets of its former developmental businesses during the first half of 2000 for approximately $6.2 million, recognizing a pre-tax gain of $5.4 million. In the first half of 2001, a pre-tax gain of $3.6 million was recognized upon receipt of additional consideration for assets of the Company's former developmental businesses.


Financial Resources and Liquidity

      The Company's liquidity is generated from both internal and external  sources and is used to fund short-term working  capital
needs,  capital  expenditures,  preferred  stock  dividends   and
acquisitions.

Capital Structure

      The Company has a revolving credit and term loan agreement (the Credit Agreement) with a group of lenders, with Bank of America, N.A. as agent. Currently, the Credit Agreement is comprised of two senior credit facilities including a $325 million five-year term loan facility and a $400 million five-year revolving credit facility (collectively, the Senior Credit Facilities). The Company reduced amounts outstanding under its Senior Credit Facilities in the first nine months of 2001 by
$120.7 million, with $65.9 million repaid in the third quarter, through cash generated by operations and through the issuance of $50 million of subordinated debt. Borrowings under the revolving credit facility on November 1, 2001 were approximately $237 million, leaving $163 million available for future borrowing needs.

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

     Pursuant to terms in its senior credit agreement, the Company completed a $50 million private placement of subordinated unsecured debt on August 15, 2001 which is included in long-term debt at September 30, 2001. The notes accrue interest at 10% per annum, payable quarterly, beginning September 15, 2001. The notes mature August 15, 2008, but are redeemable, subject to the terms of the senior credit agreement, at a premium of 3% in the first year, 1.5% in the second year and at par thereafter. Proceeds were used to repay the remaining $27.9 million balance on the one-year term note due August 15, 2001 and the balance was applied against the five-year senior credit facilities. Issuance of the subordinated debt avoided an additional interest rate spread of 75 basis points on the Company's senior debt and a fee of $750,000 to the senior lenders.

As of September 30, 2001 the Company's borrowings consisted of the following (in thousands):



     Five-year term facility due August 2, 2004    $259,535

     Five-year revolving credit facility due
       August 2, 2004                               254,900

     Subordinated notes due August 15, 2008          50,000
                                                   --------

     Total                                          564,435

     Less current maturities                         32,500
                                                   --------
     Long-term maturities                          $531,935
                                                   ========

      The Senior Credit Facilities are collateralized by first priority liens on all material assets of the Company and all of its domestic subsidiaries. The Credit Agreement currently limits the Company's ability to pay dividends other than permitted dividends on its Series B preferred stock, and imposes limitations on the incurrence of additional debt, capital expenditures, acquisitions and the sale of assets. The subordinated note agreements essentially incorporate the same covenants as the Senior Credit Facilities agreement. At September 30, 2001, the Company was in compliance with all covenants. Although there can be no assurance that these covenants will continue to be met, management believes that the Company will remain in compliance with the covenants based upon the Company's expected performance and debt repayment forecasts. In the event of a default under the Credit Agreement, the lenders would have the right to call the Senior Credit Facilities immediately due and refrain from making further advances to the Company. If the Company is unable to pay the accelerated payments, the lenders could elect to proceed against the collateral in order to satisfy the Company's obligations.

      The Company maintains an interest rate risk-management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in interest rates. The Company's specific goals are to (1) manage interest rate sensitivity by modifying the re-pricing or maturity characteristics of some of its debt and (2) lower (where possible) the cost of its borrowed funds. In accordance with the Company's interest rate risk-management strategy, the Company has in place contracts to hedge the interest rates on all its variable rate borrowings. Swap agreements are in place on $225 million of borrowings and cap agreements are available for $350 million of borrowings. The swap agreements lock in an average LIBOR rate of 6.5%, $150 million of the caps provide upside protection to the Company if LIBOR moves above 6.75% and $200 million of the caps provide upside protection to the Company if LIBOR moves above 8.13%. The hedging instruments expire in 2002.

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

Working Capital

       The Company currently expects that cash flows from operations and borrowings under its current credit facilities will be adequate to meet the Company's needs for working capital, temporary financing for capital expenditures and debt repayments. The Company's working capital position as of September 30, 2001 was $52.9 million and $163 million was available under the Company's revolving credit facility.

      During the first nine months of 2001, capital requirements were funded with net cash from operations. During the first nine months of 2000, capital requirements were met largely through financing and investing activities. The Company expects its capital expenditures for 2001 to be approximately $35 million, primarily related to a new enterprise resource planning system and upgrades to equipment.

      The impact of inflation on the Company's financial position and results of operations has been minimal and is not expected to adversely affect future results.


Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk

Interest Rate Risk

      As disclosed above, as of November 1, 2001, the Company's capital structure includes approximately $514 million of debt that bears interest based upon an underlying rate that fluctuates with short-term interest rates, specifically LIBOR. The Company has entered into interest rate swap agreements that lock LIBOR at 5.94% on $100 million of borrowings and 6.98% on $125 million of its borrowings. In addition, the Company has interest rate contracts that cap the LIBOR interest rate at 8.13% on $200 million of borrowings and 6.75% for $150 million of borrowings. With the Company's interest rate protection contracts, a 1% rise in interest rates would impact annual pre-tax results by approximately $2.7 million.

Factors That May Affect Future Results

     Some statements in this filing are forward looking and so involve uncertainties that may cause actual results to be materially different from those stated or implied. Specifically,
a) revenue for 2001 might be reduced because customers experience lower demand, find alternative suppliers, or otherwise reduce their demand for our products, or because the Company, as a result of plant closures, is unable to efficiently move business or to qualify that business at other plants; b) margins might be reduced due to lower sales, market conditions for products sold and due to increases in operating and materials costs, including energy-related costs, recycled fiber and paperboard; c) the future benefits of restructuring, cost reduction and optimization are uncertain because of possible delays and increases in costs;
d) capital expenditures might be higher than planned due to unexpected requirements or opportunities; e) debt may not be reduced due to lower than expected free cash flow; f) the Company may be exposed to higher than predicted interest rates on the unhedged portion of its debt and on any new debt it might incur;
g) if the Company is unable to meet certain financial terms or tests of its senior debt, it could be subject to higher interest rates; h) the goodwill impairment charge, if any, required January 1, 2002 upon adoption of a new accounting standard may vary materially due to changes in the fair value of the Company's goodwill and the final methodology adopted by the Company for valuing goodwill; and i) the Company might not meet its estimates for 2001 as a result of the transfer of production within the system, market conditions for pricing products, reduced demand, higher production costs, higher than predicted interest rates, general economic conditions, and other business factors.

     These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations. Except for certain reclassifications made to consistently report the information contained in the financial statements, all adjustments made to the interim financial statements presented are of a normal recurring nature. The results of operations for the first nine months of 2001 may not be indicative of results that may be expected for the year ending December 31, 2001.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit
Number              Document Description

 4.1 Letter Agreement between the Company and the Company's preferred stockholder, dated as of August 15, 2001
      (incorporated by reference from the Company's Form 8-K filed August 31, 2001).

10.1 $50 million 10% Senior Subordinated Note Agreement, dated as of August 15, 2001 (incorporated by reference from the Company's Form 8-K filed August 31, 2001).

10.2  Fourth Amendment to Revolving Credit and Term Loan
      Agreement, effective as of August 15, 2001, among the Company and its lenders (incorporated by reference from the Company's Form 8-K filed August 31, 2001).

10.3  Form of Employment Agreement Entered Into By and Between
      Luis E. Leon and the Company.

10.4  General Release of Legal Rights Agreement Entered Into
      By and Between Gail A. Constancio and the Company.


(b)    Reports on Form 8-K

       On August 31, 2001, the Company filed a Current Report on
Form 8-K disclosing the completion of a $50 million subordinated debt placement.




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 14, 2001          By /s/ Luis E. Leon
                                 -------------------------------
                                 Luis E. Leon
                                 (Chief Financial Officer)

Date: November 14, 2001          By /s/ John S. Norman
                                 -------------------------------
                                 John S. Norman
                                 (Corporate Controller)