Form 10-K405
period 2001-12-31
GRAPHIC PACKAGING INTERNATIONAL CORP
filed 2002-03-12
CIK 892793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to            .

Commission file number 0-20704

Graphic Packaging International Corporation
(Exact name of registrant as specified in its charter)

Colorado	84-1208699
(State of incorporation)	(IRS Employer Identification No.)

4455 Table Mountain Drive, Golden, Colorado	80403
(Address of principal executive offices)	(Zip Code)

(303) 215-4600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class
None
Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:
$.01 par value Common Stock
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

As of February 14, 2002 there were 32,358,977 shares of common stock outstanding. The aggregate market value of such shares, other than shares held by persons who may be deemed affiliates of the Registrant, was $87,189,000.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Proxy Statement filed in connection with the 2002 Annual Meeting of Shareholders is incorporated by reference into Part III.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION.
Annual Report on Form 10-K
December 31, 2001

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

PART I

ITEM 1. BUSINESS

Graphic Packaging International Corporation (“GPIC” or the “Company”) is a manufacturer of packaging products used by consumer product companies as primary packaging for their end-use products. Our executive offices are located at 4455 Table Mountain Drive, Golden, Colorado 80403. Our telephone number is (303)215–4600.

(a)    General Development of Business

GPIC was incorporated in Colorado in August 1992 as a holding company for the packaging, ceramics, aluminum and developmental businesses formerly owned by Adolph Coors Company, or ACCo. In December 1992, ACCo distributed to its shareholders all outstanding shares of GPIC’s stock. During our initial years, we operated packaging, ceramics, aluminum and various developmental businesses. Through various acquisitions and divestitures, a spin-off and other transactions, we are now strategically focused on the folding carton segment of the fiber-based product packaging industry.

(b)    Financial Information about Industry Segments, Foreign Operations and Foreign Sales

Our reportable segments are based on our method of internal reporting, which is based on product category. Since 1999, we have operated principally in the United States and in only one reportable segment. Segment information for 1999 and geographical disclosures are presented in the footnotes to our financial statements.

(c)    Narrative Description of Business

Overview

The Company is one of the two leading manufacturers of folding cartons in North America with an estimated 13% market share. We have achieved our leadership position by focusing our operations exclusively on the folding carton market segment of the fiber-based product packaging industry. Over the past several years, we have outpaced sales growth in our industry by delivering to our customers innovative products, superior value, product variety and strong customer service at a competitive price. In addition, through our advanced technology, process improvements and plant and press optimization, we believe we are the lowest cost producer of folding cartons in North America.

We sell our products primarily to major consumer product manufacturers in non-cyclical industries. In particular, our products are used in the following end-use markets:

•	food —cereal; desserts; frozen and microwave foods; pet foods; prepared foods; snacks; and food service products;

•	household products —dishwasher and laundry detergent; sporting goods; healthcare; and tissues and papers;

•	beverage —bottle and can carriers and cases; and

•	tobacco —fliptop boxes and cartons.

Our products enable our customers to include high-impact graphics, abrasion and heat resistance, leakage protection and moisture, gas and solvent barriers in their product packaging. We operate 17 folding carton converting facilities and three research and development facilities in 13 states and Canada, and one recycled paperboard mill in Michigan, which we believe to be the lowest cost, coated recycled paperboard mill in North America. These facilities are strategically located to best serve our largest customers.

Industry

We estimate that the folding carton industry had total sales of approximately $8.4 billion in 2001 with the five largest producers accounting for more than 50% of this amount. We believe our market share of the folding carton industry is approximately 13%. Folding carton packaging is used to package various consumer products including pharmaceuticals, tobacco products, hardware, confectionaries, food products and beverages. Folding cartons do not include corrugated “brown boxes”, which are typically used for shipping and transporting of products in bulk. Folding cartons generally serve the dual purpose of protecting non-durable goods during shipping and distribution, and attracting consumer attention to the product. As printing technologies have improved, the marketing function of folding cartons has become increasingly important as consumer products companies rely more heavily on the retail promotional value of product packaging.

Folding cartons are made from several grades of paperboard, including folding boxboard. The paperboard used in folding cartons must meet specific quality and technical standards for: bending, creasing, scoring and folding without breaking or cracking; stiffness and resistance to bulging; ink absorption; and surface strength. The paperboard used in folding cartons is typically die-cut, printed and shipped flat from folding carton plants to manufacturer customers, where the cartons are then assembled and filled on production lines.

Product Research and Development

Our research and development activities consist of the development of innovative technology, materials, products and processes using advanced and cost-efficient manufacturing processes. Total research and development expenditures were $4.1 million, $4.7 million and $3.8 million for 2001, 2000 and 1999, respectively.

Our development staff works directly with our sales and marketing personnel in meeting with customers and pursuing new business. Our development efforts include, but are not limited to, extending the shelf life of customers’ products, reducing production costs, enhancing the heat-managing characteristics of food packaging and refining packaging appearance through new printing techniques and materials.

Sales and Distribution

Our products are sold primarily to well-recognized consumer product manufacturers in North America. Sales are made primarily through direct sales employees who work from offices located throughout the United States and, to a lesser degree, through broker arrangements with third parties. Our selling activities are supported by our technical and development staff.

Manufacturing and Raw Materials

We use a variety of raw materials such as paperboard, paper, inks, aluminum foil, plastic films, plastic resins, adhesives and other materials which are available from domestic and foreign suppliers. While many sources of each of these materials are available, we prefer to develop strategic long-standing alliances with vendors, including the use of multi-year supply agreements, in order to provide a guaranteed source of materials that satisfies customer requirements, while obtaining the best quality, service and price.

Our folding carton converting operations are supported by our state-of-the-art coated recycled paperboard mill in Kalamazoo, Michigan. With 330,000 tons of annual production capacity, the mill is the largest coated recycled paperboard facility in North America. The mill’s paperboard is specifically designed to maximize throughput on high-speed web-litho presses. We consume approximately 75% of its output in our folding carton converting operations, and the mill is an integral part of our low cost converting strategy.

Patents, Proprietary Rights and Licenses

We hold a substantial number of patents and pending patent applications in the United States and in foreign countries. Our portfolio primarily consists of microwave and barrier protection packaging and manufacturing methods. The patents and processes are significant to our operations and are supported by trademarks such as Composipac® and MicroRite®. In addition, we license certain technology from third parties to enhance our technical capabilities. Our policy generally is to pursue patent protection that we consider necessary or advisable for the patentable inventions and technological improvements of our business and to defend our patents against third party infringement. We also have significant trade secrets, technical expertise and know-how, continuing technological innovations and other means, such as confidentiality agreements with our employees, consultants and customers, to protect and enhance our competitive position within our industry.

Two examples of our technology include:

Composipac®.    Our Composipac® internally developed and patented technology provides finished products with high quality graphics, including metallized high gloss effects and holographic imaging, that have enhanced abrasion protection, added strength and moisture, air or other special barrier properties. This technology enables us to create products that meet the specialized packaging needs of beverage, powdered detergent, soap and promotional products. This technology also provides us with the unique ability to cost-effectively produce full web lamination holographic cartons.

MicroRite®.    Our MicroRite® microwave-active packaging provides oven-heating, browning and crisping qualities for microwave foods, and demonstrates our leadership in the development and marketing of microwave technology. This technology allows us to offer controlled, predictable heating when exposed to microwave power.

Major Customers

For the year ended December 31, 2001, sales to Kraft Foods Inc. and its affiliates accounted for approximately 19% of our gross sales. In 1999, we entered into a new five-year supply agreement with Kraft Foods. For the year ended December 31, 2001, sales to Coors Brewing Company accounted for approximately 11% of our gross sales. Our contract with Coors Brewing, which includes stated quantity commitments and requires annual repricing, expires at the end of 2002, but we expect it to be renewed prior to expiration. Our combined sales to General Mills, Inc. and The Pillsbury Company (which was acquired by General Mills in 2001) accounted for approximately 11% of our 2001 gross sales. Gross sales to our top 10 customers were approximately $738 million for 2001.

Competition

A relatively small number of large competitors comprise a significant portion of the folding carton segment of the fiber-based product packaging industry. Our major U.S. competitors include International Paper Company, MeadWestvaco Corporation, Rock-Tenn Company and Smurfit-Stone Container Corporation.

The primary competitive factors in the folding carton industry are price, design, product innovation, quality and service. In recent years, consolidation among large consumer products companies has increased the geographic diversity of their operations. These companies have a tendency to prefer suppliers with a broad geographic presence and scale, who can more efficiently and economically supply the majority of their folding carton needs.

Environmental Matters

Our operations are subject to extensive regulation by various federal, state, provincial and local agencies concerning compliance with environmental control statutes and regulations. These regulations impose limitations, including effluent and emission limitations, on the discharge of materials into the environment, as well as require us to obtain and operate in compliance with the conditions of permits and other governmental authorization. Future regulations could materially increase our capital requirements and certain operating expenses in future years.

In the ordinary course of business we are continually upgrading and replacing equipment to comply with air quality and other environmental standards. The estimated capital expenditures for these types of projects for 2002 total $2.2 million.

Some of our operations have been notified that they may be potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or similar laws with respect to the remediation of certain sites where hazardous substances have been released into the environment. We cannot predict with certainty the total costs of remediation, our share of the total costs, the extent to which contributions will be available from other parties, the amount of time necessary to complete the remediation or the availability of insurance. However, based on the investigations to date, we believe that any liability with respect to these sites would not be material to our financial condition or the results of our operations, without consideration for insurance recoveries. There can be no certainty, however, that we will not be named as a potentially responsible party at additional sites or be subject to other environmental matters in the future or that the costs associated with those additional sites or matters would not be material.

In addition, we have received demands arising out of alleged contamination of various properties currently or formerly owned by the Company. In management’s opinion, none of these claims will result in liability that would materially affect the Company’s financial position or results of operations.

Other Businesses

GPIC’s non-packaging businesses have been sold and have not been reported as a segment since 1999. The primary historical areas of focus of the other businesses have been distribution of solar electric systems (Golden Genesis); real estate development (Golden Equities); and corn-wet milling, food additives and other research and development products (Golden Technologies). The Company’s interest in Golden Genesis was sold on August 3, 1999, Golden Equities has disposed of the majority of its real estate holdings, the corn-wet milling operation was sold in January 1999 and the remaining research and development and food additive businesses were sold in 2000. Therefore, Other segment information generally represents the final operating results of businesses disposed of before the end of 1999.

Employees

At December 31, 2001, we had approximately 4,300 full-time employees. We consider our employee relations to be satisfactory.

ITEM 2.     PROPERTIES

We believe that our facilities are well maintained and suitable for their respective operations. The table below lists our plants and most other physical properties and their locations and general character:

Location	Facility	Character
Boulder, Colorado (1)(2)	Manufacturing	Converting Operations
Bow, New Hampshire	Manufacturing	Converting Operations/Offices
Centralia, Illinois	Manufacturing	Converting Operations
Charlotte, North Carolina	Manufacturing	Converting Operations
Fort Smith, Arkansas	Manufacturing	Converting Operations
Garden Grove, California	Manufacturing	Converting Operations
Golden, Colorado	Manufacturing/ Company Headquarters	Converting Operations/Research and Development/ Office/Administration
Gordonsville, Tennessee	Manufacturing	Converting Operations
Kalamazoo, Michigan	Manufacturing	Converting Operations
Kalamazoo, Michigan	Manufacturing	Paperboard Mill
Kendallville, Indiana	Manufacturing	Converting Operations
Lawrenceburg, Tennessee	Manufacturing	Converting Operations
Lumberton, North Carolina	Manufacturing	Converting Operations
Menasha, Wisconsin	Manufacturing	Converting Operations/Research and Development
Mississauga, Ontario (1)	Manufacturing	Converting Operations/Research and Development
Mitchell, South Dakota	Manufacturing	Converting Operations
Newnan, Georgia (2)	Manufacturing	Converting Operations
Portland, Oregon	Manufacturing	Converting Operations
Richmond, Virginia	Manufacturing	Converting Operations
Wausau, Wisconsin	Manufacturing	Converting Operations

(1)	Leased facility.
(2)	Facility closing in 2002.

ITEM 3.     LEGAL PROCEEDINGS

In the ordinary course of business, we are subject to various pending claims, lawsuits and contingent liabilities, including claims by current or former employees. In each of these cases, we are vigorously defending against them. Although the eventual outcome cannot be predicted, we do not believe that disposition of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. For information regarding environmental proceedings, see Environmental Matters.

In connection with the resale of the aluminum business in 1999, the Company guaranteed accounts receivable owed by the former owner of the business. After the resale, the former owner refused to pay the amounts owed, $2.4 million. Pursuant to the terms of the resale agreement, the Company paid this amount and sued the former owner in the United States District Court for the District of Colorado. The former owner counterclaimed for an additional $11 million for certain spare parts, and the Company claimed an additional $14.3 million in overpayment for raw materials to run the business prior to resale. The parties have filed motions for summary judgment. We do not believe that the result of this litigation will have a material adverse effect on the consolidated financial position, results of operations or cash flows.

On April 14, 2000 Lemelson Medical, Education & Research Foundation sued the Company and 75 other defendants in the United States District Court for the District of Arizona for patent infringement and unspecified damages. This case has been stayed pending a determination of a lawsuit for noninfringement brought by equipment manufacturers which utilize the technology. The Company does not believe that the litigation against the Company will have a material adverse effect on the Company’s financial position or results of operations.

In July 1999, Cinergy Resources, Inc. and the Cincinnati Gas & Electric Company sued the Company in Warren County, Ohio Court of Common Pleas claiming approximately $651,000, plus interest, fees and costs, for gas supplied to the Company’s Franklin, Ohio facility. This facility was part of the flexible packaging business which was sold in September 1999. Cinergy claimed that, due to an improperly installed meter, the Company was not billed for actual gas consumption. In February 2002, the Company settled the claims for $312,500.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2001.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is quoted on the New York Stock Exchange under the symbol GPK. The historical range of the high and low sales price per share for each quarter of 2001 and 2000 was as follows:

	2001		2000
	High	Low	High	Low
First Quarter	$2.52	$1.25	$8.44	$2.56
Second Quarter	$4.88	$1.80	$4.50	$2.13
Third Quarter	$7.05	$4.50	$3.00	$1.44
Fourth Quarter	$6.50	$4.25	$1.94	$1.06

Our credit facilities have prohibited the payment of any cash dividends to our common shareholders; therefore, no cash dividends have been paid during the last two years to our common shareholders. During 2001 and 2000, we declared dividends of $10,000,000 and $3,806,000, respectively, on our 10% Series B convertible preferred stock. At this time, we anticipate that, except for the 10% Series B preferred stock dividends, we will retain any earnings and that we will not pay dividends to common shareholders in the foreseeable future.

On February 14, 2002, there were approximately 2,250 shareholders of record of the Company’s common stock.

ITEM 6.     SELECTED FINANCIAL DATA

The following table sets forth certain of our historical consolidated financial information. You should read the following selected consolidated financial information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements.

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Income Statement Data:
Net sales (1)	$1,112,535	$1,102,590	$850,155	$691,777	$426,261
Cost of goods sold	960,258	963,979	721,350	567,533	332,653

Gross profit	152,277	138,611	128,805	124,244	93,608
Selling, general and administrative expense	62,874	61,134	73,357	68,248	67,227
Goodwill amortization	20,649	20,634	13,276	7,785	3,209
Asset impairment and restructuring charges	8,900	5,620	7,813	21,391	21,880

Operating income (loss)	59,854	51,223	34,359	26,820	1,292
Gain from sale of businesses and other assets (2)	3,650	19,172	30,236	—	—
Interest expense	(52,811)	(82,071)	(34,240)	(16,616)	(2,950)

Income (loss) from continuing operations before income taxes and extraordinary item	10,693	(11,676)	30,355	10,204	(1,658)
Income tax (expense) benefit	(4,257)	4,678	(11,945)	(4,751)	(614)

Income (loss) from continuing operations before extraordinary item	6,436	(6,998)	18,410	5,453	(2,272)
Income from discontinued operations, net of tax (3)	—	—	9,181	15,812	29,988
Extraordinary loss, net of tax (4)	—	—	(2,332)	—	—

Net income (loss)	6,436	(6,998)	25,259	21,265	27,716
Preferred stock dividends declared	(10,000)	(3,806)	—	—	—

Net income (loss) attributable to common shareholders	$(3,564)	$(10,804)	$25,259	$21,265	$27,716

Income (loss) from continuing operations per common share:
Basic	$(0.11)	$(0.37)	$0.65	$0.19	$(0.08)
Diluted	(0.11)	(0.37)	0.64	0.19	(0.08)
Weighted average shares outstanding:
Basic	31,620	29,337	28,475	28,504	28,118
Diluted	31,620	29,337	28,767	29,030	28,118
Other Data:
Depreciation and goodwill amortization (5)	79,406	83,094	56,284	37,531	24,008
Capital expenditures (5)	31,884	30,931	75,858	51,572	27,401

	At December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$6,766	$4,012	$15,869	$26,196	$52,475
Working capital	22,403	36,640	(107,224)	152,544	158,551
Working capital, excluding current maturities of debt	59,776	95,282	292,776	238,844	158,551
Total assets	1,229,335	1,332,518	1,643,171	846,022	642,880
Total debt	525,759	640,672	1,021,097	275,881	103,326
Total shareholders’ equity (6)	497,648	515,151	423,310	447,955	430,531

(1)
Net sales in 2001 are from folding carton sales. Net sales from folding cartons (as opposed to sales of flexible packaging and other businesses disposed of in prior periods) totaled $1,071.9 million in 2000, $691.3 million in 1999, $468.3 million in 1998 and $202.1 million in 1997.

(2)	We disposed of two businesses and several non-core assets during the periods presented:

Pre-tax Gains:
(in thousands)
2001:
Other Assets	$3,650

Total	$3,650

2000:
Malvern Plant	$11,365
Other Assets	7,807

Total	$19,172

1999:
Flexible Plants	$22,700
Solar Business	7,536

Total	$30,236

(3)	Discontinued operations include the spin-off of CoorsTek and the sale of the assets of Golden Aluminum Company.
(4)
We prepaid outstanding borrowings in August 1999 using funds from a new credit facility in connection with our acquisition of the Fort James Corporation’s folding carton operations. The cost incurred to prepay these borrowings was $3.6 million before tax and $2.3 million after tax.

(5)	Excludes CoorsTek and Golden Aluminum for the years ended December 31, 1999, 1998 and 1997.
(6)	Includes $100.0 million of convertible, redeemable preferred stock issued in 2000.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the two leading manufacturers of folding cartons in North America with an estimated 13% market share. Our business strategy is to maintain and improve our customer relationships and market leadership, while leveraging our low cost position.

GPIC was incorporated in Colorado in August 1992 as a holding company for the packaging, ceramics, aluminum and developmental businesses formerly owned by Adolph Coors Company, or ACCo. In December 1992, ACCo distributed to its shareholders all outstanding shares of GPIC’s stock. During our initial years, we operated packaging, ceramics, aluminum and various developmental businesses. Through various acquisitions and divestitures, a spin-off and other transactions, we are now strategically focused on the folding carton segment of the fiber-based product packaging industry.

Since 1997, we have strategically focused on the folding carton industry through the following significant transactions:

Acquisitions

On January 14, 1998, we acquired The Britton Group plc, an international packaging group operated through two principal divisions: folding cartons and plastics. The folding carton division, Universal Packaging, operated in the United States. The plastics division operated in the United Kingdom and was sold on April 20, 1998.

On August 2, 1999, we acquired the Fort James Corporation’s folding carton operations, which included folding carton converting operations located throughout North America and a recycled paperboard mill located in Kalamazoo, Michigan.

Divestitures

On August 3, 1999, we sold our majority interest in a solar distribution company.

On September 2, 1999, we sold our flexible packaging plants.

On November 5, 1999, we sold our discontinued aluminum operations.

On December 31, 1999, we spun-off our ceramics business, CoorsTek.

On October 31, 2000, we sold our Malvern, Pennsylvania packaging plant.

Throughout 1999 and 2000 we sold or closed various developmental businesses.

Segment Information

Our reportable segments are based on our method of internal reporting, which is based on product category. Since the spin-off of CoorsTek on December 31, 1999, we have operated principally in the United States and in only one reportable segment.

Factors That Impact Our Business

Sales.    We sell our products primarily to major consumer product manufacturers in non-cyclical industries. Sales are driven primarily by consumer buying habits in the markets our customers serve. New product introductions and promotional activity by our customers, and our introduction of innovative packaging solutions, also impact our sales.

Our products are used in the following end-use markets:

•	food—cereal; desserts; frozen and microwave foods; pet foods; prepared foods; snacks; and food service products;
•	household products—dishwasher and laundry detergent; sporting goods; healthcare; and tissues and papers;
•	beverage—bottle and can carriers and cases; and
•	tobacco—fliptop boxes and cartons.

We market our products directly to our customers through a relatively small internal sales force. Our top 20 customers represent approximately 79% of our gross sales. Our competition includes other large national folding carton companies, as well as numerous smaller regional companies. We work to maintain our market share through efficiency, innovation and strategic sourcing to our customers.

In addition, we believe that we have the opportunity to expand the folding carton market by developing new products that can replace other types of packaging. Our research and development organization is closely involved with our customers in the development of new packaging alternatives.

Cost of Goods Sold.    Our costs of goods sold consist primarily of recycled paper fiber, purchased paperboard, ink, plastic films and resins and labor, which are all variable cost components. Energy is also a component of our costs, particularly for our Kalamazoo, Michigan recycled paperboard mill. Variable costs are estimated to be 80% and fixed costs to be 20% of total costs in 2001.

In light of rising margin pressure throughout our industry, we have aggressively reduced costs. We have controlled costs in our converting facilities by coordinating and determining the optimal configuration of equipment among our facilities. A substantial portion of our production is centrally planned and can be allocated among different plants in the system in order to take advantage of equipment optimization, capacity scheduling, staffing and freight. Our ability to work as an integrated business, as opposed to different units, has given us opportunities to reduce production overhead costs and to take advantage of economies of scale in purchasing, customer service, freight and other areas common to all of our facilities. Our newest initiative to reduce our variable manufacturing costs is our recent introduction of a company-wide Six Sigma process. This implementation includes extensive training for our employees in the Six Sigma process.

We have also taken steps to reduce our fixed manufacturing and corporate overhead (selling, general and administrative) costs. In addition to closing plants and moving equipment and business to other facilities, we have also undertaken downsizing initiatives to reduce fixed personnel costs and are exploring ways to use the Six Sigma program to make our non-production business processes more cost effective.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

On an on-going basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates, including those related to:

•	asset impairment and restructuring charges;

•	allowances against the collectibility of accounts receivable;

•	self-insurance reserves;

•	minimum pension liabilities and liabilities for other retiree benefits;

•	contingencies and litigation; and

•	goodwill valuation.

We believe that the accounting policies discussed in Note 1 to our consolidated financial statements included herein are the most critical policies relating to our ability to fairly present our financial condition and results of our operations each reporting period.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000 and
Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net Sales

Net sales for 2001 totaled $1,112.5 million, a nominal increase over net sales in 2000. However, if the sales from our Malvern plant that we sold in the fourth quarter 2000 are subtracted from 2000 sales, our improvement year-to-year is approximately 4%. Increased sales in 2001 are primarily the result of increased sales of promotional packaging to existing customers. Net sales for 2000 totaled $1,102.6 million, an increase of $252.4 million, or 30%, over net sales of $850.2 million in 1999. The increase in net sales in 2000 was primarily the result of the acquisition of the Fort James Corporation’s folding carton operations on August 2, 1999. This increase in net sales was offset in part by the sale of our flexible packaging plants on September 2, 1999. Our 1999 net sales for the flexible packaging plants were $114.3 million. After adjusting for the acquisition of the Fort James Corporation’s folding carton operations and the sale of the flexible packaging plants, our net sales in 2001 grew approximately 4% from the 2000 level and our net sales in 2000 grew approximately 5% from the 1999 level in a relatively flat market, primarily because of volume increases with existing customers.

Sales for the year ended December 31, 2001 to Coors Brewing totaled $122.8 million, an increase of $10.6 million, or 9%, over sales for 2000. Sales for the year ended December 31, 2000 to Coors Brewing totaled $112.2 million, an increase of $4.6 million, or 4%, over sales of $107.6 million in 1999. The increase in both periods was due to increased sales by Coors Brewing and the resulting higher demand for packaging.

Our business is largely within the United States, particularly since the spin-off of CoorsTek. We had sales to customers outside the United States, primarily in Canada, which accounted for 0.3%, 0.2% and 6.0% of net sales during 2001, 2000 and 1999, respectively. The decrease in foreign sales as a percentage of net sales in 2000 was attributable to the September 2, 1999 sale of several flexible packaging plants in Canada.

Net sales in our Other segment totaled $44.6 million in 1999. These sales accounted for approximately 5% of our consolidated sales in 1999. The lack of net sales of the Other segment in 2001 and 2000 resulted from our divestiture of the majority of these businesses by the end of 1999.

Gross Profit

Consolidated gross profit was 13.7%, 12.6% and 15.2% of net sales in 2001, 2000 and 1999, respectively. The improved profit margins in 2001 are attributable to cost reduction through plant closings, reductions in work force and Six Sigma projects company-wide that have reduced costs and increased productivity. The decrease in 2000 reflects trends in the packaging industry in terms of changing raw material costs, coupled with pricing pressures due to increased competition. The decrease in 2000 also reflects the integration costs associated with the acquisition of the Fort James Corporation’s folding carton operations. As discussed below, future improvements in gross profit will depend upon management’s ability to improve cost efficiencies and to maintain profitable, long-term customer relationships.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, excluding goodwill amortization, have declined from 8.6% of sales in 1999 to 5.7% in 2001. This is a reflection of our higher revenue base and restructuring efforts, particularly the reduction of staff levels and administrative facilities. Selling, general and administrative expenses have increased in 2001 to 5.7% over 2000 levels of 5.5% due principally to employee incentive programs. Our goal is to remain below 6% of sales in this category.

Operating Income

Consolidated operating income for 2001 was $59.9 million, an increase of $8.7 million, or 17%, over operating income for 2000. Consolidated operating income for 2000 was $51.2 million, an increase of $16.8 million, or 49%, over operating income for 1999. As shown below, a similar, positive trend occurs when our asset impairment and restructuring charges are added back to operating income. The increase over the past three years is directly due to increased sales, optimizing our assets since the acquisition of the Fort James Corporation’s folding carton operations in 1999 and our reduced selling, general and administrative expenses.

Operating Income from Continuing Operations by Segment

	Year ended December 31,
	2001	2000	1999
	(in millions)
Before asset impairment and restructuring charges:
Packaging	$68.8	$56.8	$50.6
Other businesses	—	—	2.1
Corporate	—	—	(10.5)

Operating income before asset impairment and restructuring charges	68.8	56.8	42.2

Asset impairment and restructuring charges:
Packaging	(8.9)	(5.6)	(7.8)
Other businesses	—	—	—

Operating income after asset impairment and restructuring charges	$59.9	$51.2	$34.4

Asset Impairment and Restructuring Charges

We have recorded asset impairment and restructuring charges totaling $8.9 million, $5.6 million and $7.8 million in 2001, 2000, and 1999, respectively. In addition, asset impairment and restructuring reserves of $7.8 million related to the Perrysburg, Ohio plant closure were recorded in 2000 as a cost of the acquisition of the Fort James Corporation’s folding carton operations. We review the relative cost effectiveness of our assets, including plant facilities and equipment, and the allocation of human resources across all functions while integrating acquisitions and responding to pressures on margins from industry conditions. As a result, we have closed plants and downsized our workforce with the ultimate goal of maximizing our profits and optimizing our resources.

Asset Impairment Charges

2001: We recorded an asset impairment charge of $3.5 million in the fourth quarter of 2001 in conjunction with the announcement of the planned closure of the Newnan, Georgia plant, a plant that is more expensive to operate than other plants in our system and produces margins below our expectations. We expect to shut down the plant’s operations during 2002 and sell the plant’s building and land. The net book value of the Newnan building and land was approximately $2.1 million at December 31, 2001. The plant’s business will be transferred to other plants in our system.

We recorded an asset impairment charge of $1.5 million in the quarter ended March 31, 2001 related to our Saratoga Springs, New York building. This is in addition to a $3.0 million asset impairment charge taken in 1999 related to Saratoga Springs’ assets. Operations of the Saratoga Springs plant were transferred to our other manufacturing locations and the building and real property were sold in June 2001 for cash proceeds of $3.4 million. No gain or loss was recognized on the June 2001 sale.

2000: We announced the planned closure of our Perrysburg, Ohio folding carton plant in the second quarter of 2000. The Perrysburg plant was part of the Fort James Corporation’s folding carton operations and was eliminated due to excess capacity. The shutdown and restructuring plan for the Perrysburg facility included asset impairments totaling $6.5 million, which were recorded in the second quarter of 2000 as a cost of the acquisition, with a resultant adjustment to goodwill. We completed the closure of the plant and transition of the plant’s business to our other facilities by the end of 2000. On July 11, 2001, the remaining real estate was sold for cash proceeds of approximately $1.9 million. No gain or loss was recognized on the sale.

1999: We recorded $5.9 million of asset impairment charges in 1999 due to decisions to close our Boulder, Colorado and Saratoga Springs, New York plants. The Boulder plant has been replaced by a new manufacturing facility in Golden, Colorado, which uses advanced equipment to improve the production process. Due to certain delays in production transition to Golden, the Boulder facility remains partially operational. The Saratoga Springs plant operated at higher overhead levels than other plants and used gravure press technology. Therefore, the decision was made to sell the Saratoga Springs property, move the business to other folding carton plants and dispose of the gravure presses at Saratoga Springs. Boulder writedowns totaled $2.9 million and Saratoga Springs writedowns totaled $3.0 million. The Saratoga Springs facility shutdown was complete at December 31, 2000 and the real estate was sold in July 2001.

Restructuring Charges

2001: In connection with the announced closure of the Newnan, Georgia plant discussed above, we recorded restructuring charges totaling $2.4 million in the fourth quarter of 2001. The charges relate to severance packages for 105 plant personnel that were communicated to employees in December 2001. We expect to complete the Newnan restructuring plan by the end of 2002.

2000: In December 2000 we announced a restructuring plan to reduce fixed-cost personnel. The plan includes the elimination of approximately 200 non-production positions, including the closure of our folding carton plant in Portland, Oregon, and offers severance packages in accordance with our policies. The total cost of the reduction in force is $5.0 million, of which $3.0 million was recognized in the fourth quarter of 2000 results. The remaining cost of approximately $2.0 million was recognized in the first half of 2001 when severance packages were communicated to employees. The restructuring plan is essentially complete at December 31, 2001 with approximately $0.2 million remaining to be paid in 2002. No additional charges related to this restructuring plan are expected.

In connection with the announced closure of the Perrysburg, Ohio plant, restructuring reserves were recorded totaling approximately $1.3 million in the second quarter of 2000. The reserves relate to the severance of approximately 100 production positions and other plant closing costs. Consistent with the asset impairments related to the Perrysburg closure, the restructuring costs have been accounted for as a cost of the acquisition of Fort James Corporation’s folding carton operations with a resultant adjustment to goodwill. At December 31, 2001, all the restructuring charges have been paid relating to the Perrysburg closure.

We recorded a restructuring charge of $3.4 million in the first quarter of 2000 for anticipated severance costs as a result of the announced closure of the Saratoga Springs, New York plant. The Saratoga Springs plant was closed pursuant to a plant rationalization plan approved by our Board of Directors in the fourth quarter of 1999. We have completed the closure of the Saratoga Springs plant and the transition of the plant’s business to other facilities. In the first quarter of 2001, we reversed approximately $0.5 million of severance accruals which were not needed related to the Saratoga Springs facility shutdown to complete the Saratoga Springs restructuring plan. Essentially all of the remaining restructuring charges have been paid through December 31, 2001.

1999: We recorded a $1.9 million restructuring charge pursuant to a plant rationalization plan approved by our board of directors in the fourth quarter of 1999. We instituted this plan to further our goal of refining our focus on folding carton packaging and to reduce headcount. We initially planned to complete this restructuring plan by the end of 2000. However, customer needs in both Boulder, Colorado and Lawrenceburg, Tennessee impacted the completion of the restructuring and resulted in the savings of approximately $0.8 million of anticipated restructuring costs related to severance at the Lawrenceburg facility. The 2000 restructuring expense is net of this $0.8 million benefit. At December 31, 2001, there are no further restructuring charges related to this rationalization plan.

The following table summarizes accruals related to our restructurings (in millions):

	1999 Plant Rationalization Plan	2000 S/Springs Plant Closure	2000 Perrysburg Plant Closure	2000/2001 Reduction In Force	2001 Newnan Plant Closure	Totals
Balance, December 31, 1998	$1.8	$—	$—	$—	$—	$1.8
1999 restructuring charges	1.9	—	—	—	—	1.9
Cash paid	(1.8)	—	—	—	—	(1.8)

Balance, December 31, 1999	1.9	—	—	—	—	1.9
2000 restructuring charges, net of reversals	(0.8)	3.4	—	3.0	—	5.6
2000 restructuring—Perrysburg	—	—	1.3	—	—	1.3
Cash paid	(1.0)	(2.0)	(0.7)	(0.1)	—	(3.8)

Balance, December 31, 2000	0.1	1.4	0.6	2.9	—	5.0
2001 restructuring charges, net of reversals	—	(0.5)	—	2.0	2.4	3.9
Transfer of enhanced benefits to pension liabilities	—	—	—	(2.2)	—	(2.2)
Cash paid	(0.1)	(0.8)	(0.6)	(2.5)	—	(4.0)

Balance, December 31, 2001	$—	$0.1	$—	$0.2	$2.4	$2.7

Gain from Sale of Businesses and Other Assets

We disposed of two businesses and several non-core assets during 2001, 2000 and 1999, for which the following pre-tax gains were recognized:

2001:	Intangible Assets
(in thousands)
Cash proceeds	$3,650
Net book value	—

Gain recognized	$3,650

2000:	Malvern Plant	Intangible Assets	Other Long-lived Assets	Total
	(in thousands)
Cash proceeds	$35,000	$5,407	$2,600	$43,007
Net book value	(23,635)	—	(200)	(23,835)

Gain recognized	$11,365	$5,407	$2,400	$19,172

1999:	Flexible Plants	Golden Genesis	Total
	(in thousands)
Cash proceeds	$105,000	$20,800	$125,800
Net book value	(82,300)	(13,264)	(95,564)

Gain recognized	$22,700	$7,536	$30,236

Interest Expense

Interest expense for 2001, 2000 and 1999 was $52.8 million, $82.1 million and $34.2 million, respectively. The decrease in 2001 reflects lower debt levels, as well as lower market interest rates and improvements in our interest rate spreads. The increase in 2000 was due to additional financing to acquire Fort James Corporation’s folding carton operations on August 2, 1999. Interest expense of $16.0 million was allocated to the discontinued operations of CoorsTek in 1999, based upon CoorsTek’s $200.0 million allocation of total consolidated debt at the time of the spin-off for 1999. We capitalized interest of $1.8 million, $1.1 million and $2.0 million in 2001, 2000 and 1999, respectively. Capitalized interest primarily related to the construction of our Golden, Colorado facility and our new enterprise resource planning system in 2001 and 2000.

See “Liquidity and Capital Resources”.

Income Taxes

Our consolidated effective tax rate in 2001 and 2000 was 40% compared to 39% in 1999. We expect to maintain our effective tax rate for future years at our historical rate of approximately 40%.

Discontinued Operations

Coincident with our strategic folding carton acquisitions, several non-core businesses and underperforming assets were selected for sale or other disposition during 1999.

CoorsTek Spin-off

On December 31, 1999, we distributed 100% of CoorsTek’s shares of common stock to our shareholders in a tax-free transaction. Shareholders received one share of CoorsTek stock for every four shares of our stock they held. CoorsTek issued to us a promissory note on December 31, 1999 totaling $200.0 million in satisfaction of outstanding intercompany obligations at the time of the spin-off and as a special one-time dividend. The note was paid in full in January 2000. No gain or loss was recognized by us as a result of the spin-off transaction. The tax basis allocation of costs for our shares acquired prior to the spin-off was Graphic Packaging 55.56% and CoorsTek 44.44%.

Golden Aluminum

In 1996, the board of directors adopted a plan to dispose of our aluminum rigid-container sheet business operated by Golden Aluminum. In conjunction with this decision, we recorded pre-tax charges of $155.0 million for anticipated losses upon the disposition and estimated operating losses of the business through the disposition date. In March 1997, Golden Aluminum was sold for $70.0 million, of which $10.0 million was paid at closing and $60.0 million was due within two years. In December 1998, we extended the due date on the $60.0 million payment until September 1, 1999. In accordance with the purchase agreement, the purchaser exercised its right to return Golden Aluminum to us on August 23, 1999 in discharge of the $60.0 million obligation. The initial payment of $10.0 million was nonrefundable. We subsequently sold the assets of Golden Aluminum to another buyer for approximately $41 million on November 5, 1999 and recorded an additional pre-tax charge of $10.0 million in 1999 related to the ultimate disposition of Golden Aluminum.

Liquidity and Capital Resources

We generate our liquidity from both internal and external sources and use it to fund our short-term working capital needs, capital expenditures, preferred stock dividends and acquisitions.

On February 28, 2002, we refinanced our existing senior bank credit facility with a private placement of $300.0 million senior subordinated notes, carrying interest at 8 5/8%, payable semi-annually and due in 2012, and a new $450.0 million senior bank credit facility. We collectively refer to these transactions as the “Refinancing Transactions”.

We intend to fund future working capital needs, capital expenditures, preferred stock dividends and acquisitions through cash flow generated from operations and borrowings under our new senior bank credit facility. Graphic Packaging Corporation (“GPC”), a wholly owned subsidiary of GPIC, is the borrower under the new senior bank credit facility and the senior subordinated notes, and GPIC has guaranteed the loans. The new senior bank credit facility consists of a $275.0 million, five-year revolving credit facility, or the Revolver, and a $175.0 million, seven-year term loan, or the Term Loan. The Revolver will bear interest at LIBOR plus a spread tied to our leverage, with a single principal payment due at maturity. The Term Loan will bear interest at LIBOR plus 275 basis points, with principal amortization of 1% a year and the balance due at maturity. The facilities must also be prepaid with a cash flow recapture calculation, and with certain proceeds from asset sales, and debt or equity offerings. The new senior bank credit facility is secured by all of GPIC’s, GPC’s and our domestic subsidiaries’ material assets. The facility is collateralized by first priority liens on all material assets of the Company and all of its domestic subsidiaries. The facility limits the Company’s ability to pay dividends other than permitted dividends on the preferred stock, and imposes limitations on the incurrence of additional debt, acquisitions, capital expenditures and the sale of assets.

We used the net proceeds from the Refinancing Transactions to repay our existing bank debt, to repurchase our existing $50.0 million of subordinated notes at par, and to pay related interest, fees and expenses.

In connection with the Refinancing Transactions, we incurred a non-cash charge to write off our remaining unamortized debt issuance costs. These costs amounted to $15.8 million at February 28, 2002. If we continue to reduce LIBOR-based borrowings through increased cash flows, we may also incur a charge related to our existing interest rate swap agreements if they no longer qualify as a hedge of interest rate risk. At December 31, 2001, we had $225.0 million notional value of interest rate swap agreements, which had a negative fair value of $7.5 million. On February 28, 2002, we terminated a $35.0 million notional value interest rate swap contract for $830,000 which we will amortize over the remaining life of the swap contract.

Pursuant to our then existing senior bank credit agreement, on August 15, 2001, we completed a $50.0 million private placement of subordinated unsecured notes, which are included in long-term debt at December 31, 2001. These subordinated notes accrued interest at 10% per annum and were to mature August 15, 2008. The proceeds of the subordinated notes were used to repay the remaining balance on a one-year term note due August 15, 2001 and to pay down indebtedness under our five-year senior bank credit facility. By issuing the subordinated debt, we avoided an additional interest rate spread of 75 basis points on our then existing senior bank credit facility and a fee of $750,000 to those senior lenders. We repurchased the notes at par concurrently with the closing of the Refinancing Transactions.

Our borrowings at December 31, 2001 and after the Refinancing Transactions consist of the following (in thousands):

	December 31, 2001	February 28, 2002
Seven-year term facility due 2009	$—	$175,000
Five-year revolving credit facility due 2007	—	62,600
8 5/8% Senior subordinated notes due 2012	—	300,000
Five-year term facility due 2004	247,035	—
Revolving credit facility due 2004	222,750	—
10% Subordinated notes due 2008	50,000	—
Various notes payable (1)	5,974	5,900

Total	525,759	543,500
Less current maturities	37,373	4,123

Long-term maturities	$488,386	$539,377

(1)	The notes bear interest at rates ranging from 5.25% to 13.06% and mature from 2002 through 2008.

After completion of our refinancing transactions on February 28, 2002, our maturities of long-term debt are as follows (in thousands):

2002	$4,123
2003	1,927
2004	4,673
2005	1,941
Thereafter	526,713

$539,377

We maintain an interest rate risk-management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in interest rates. Our specific goals are to (1)

manage interest rate sensitivity by modifying the re-pricing or maturity characteristics of some of our debt and (2) lower (where possible) the cost of our borrowed funds. In accordance with our interest rate risk-management strategy, we had contracts in place at December 31, 2001 to hedge the interest rates on all of our variable rate borrowings in the form of swap agreements on $225.0 million of borrowings and cap agreements on $350.0 million of borrowings. The swap agreements lock in an average LIBOR rate of 6.5%, $150.0 million of the caps provide upside protection to us if LIBOR moves above 6.75% and $200.0 million of the caps provide upside protection to us if LIBOR moves above 8.13%. The hedging instruments expire in 2002.

Our capital structure also includes $100.0 million of Series B preferred stock, issued on August 15, 2000. The Series B preferred stock is convertible into shares of our common stock at $2.0625 per share and is entitled to receive a dividend payable quarterly at an annual rate of 10%. We may redeem the Series B preferred stock beginning on August 15, 2005 at 105% of par. This premium decreases by 1% per year until August 15, 2010, at which time we can elect to redeem the shares at par. The Series B preferred stock has a liquidation preference over our common stock and is entitled to one vote for every two shares held on an as-converted basis.

Working Capital

Our working capital is dependent upon our ability to manage our inventories, collect our receivables on a timely basis, and maintain favorable terms with our vendors. Our working capital can be negatively impacted if our operations run less efficiently, particularly at times when business is moved among plants or new plants are acquired, or if inventories build up due to lower than planned sales during a period.

We currently expect that cash flows from operations and borrowings under our new credit facility will be adequate to meet our needs for working capital, temporary financing for capital expenditures and debt repayments for the foreseeable future. Our working capital position (including current maturities of long term debt) at December 31, 2001 was $22.4 million, and $173.2 million was available under our current revolving credit facility. As of February 28, 2002, $207.3 million was available under our new five-year revolving credit facility.

During 2001, we funded our capital requirements with net cash from operations. During the year ended December 31, 2000, we funded our capital requirements through financing and investing activities. We expect our capital expenditures for 2002 to be approximately $40 million.

Inflation

The impact of inflation on our financial position and results of operations has been minimal and is not expected to adversely affect future results.

New Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, was issued in 2001. This statement establishes new accounting and reporting standards that will, among other things, eliminate the pooling-of-interest method of accounting for business combinations and require that the purchase method of accounting be used. This statement is effective for all of our future business combinations.

SFAS No. 142, Goodwill and Other Intangible Assets, was issued in 2001. This statement establishes new accounting and reporting standards that will, among other things, eliminate amortization of goodwill and certain intangible assets with an indefinite useful life. This statement is effective for us for the year beginning January 1, 2002. We do not currently have any intangible assets with indefinite lives and do not expect any impact from this element of the new statement.

Upon adoption of SFAS No. 142, which is expected in the first quarter of 2002, we will stop amortizing our goodwill. Based upon current goodwill levels, the annual reduction in amortization expense will be $20.6 million before taxes. Because some of our goodwill amortization is nondeductible for tax purposes, our effective tax rate may be lower as a result of implementing the new accounting standard. We previously followed the guidance in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which permitted the use of an undiscounted cash flow model to evaluate goodwill for impairment. As required by the new standard, SFAS No. 142, our goodwill will be evaluated annually for impairment using a fair-value based approach and, if there is impairment, the carrying amount of goodwill will be written down to the implied fair value.

Any impairment loss as a result of the initial adoption of the new accounting standard will be recognized as a cumulative effect of a change in accounting principle. Any subsequent impairment losses will be recorded as a charge to operating income. Although we are still evaluating the impact of this new accounting standard, including the most appropriate method to use in valuing our goodwill, initial estimates using current market data and discounted cash flow valuations indicate a significant goodwill impairment could exist upon adoption, potentially up to $200 million.

In 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the recognition of a liability and offsetting asset for any legal obligation associated with the retirement of long-lived assets. The asset retirement cost is depreciated over the life of the related asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Our management does not believe SFAS No. 143 will have a significant effect on us.

In 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. We have adopted this statement as of January 1, 2002. Our management does not believe SFAS No. 144 will have a significant effect on us.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of February 28, 2002, our capital structure includes $237.6 million of debt that bears interest based upon an underlying rate that fluctuates with short-term interest rates, specifically LIBOR. The Company has entered into interest rate swap agreements that lock in LIBOR at 5.94% on $65.0 million of borrowings and 6.98% on $125.0 million of its borrowings. In addition, the Company has interest rate contracts that cap the LIBOR interest rate at 8.13% for $200.0 million of borrowings and 6.75% for $150.0 million of borrowings. With the Company’s interest rate protection contracts, a 1% change in interest rates would impact annual pre-tax results by approximately $0.5 million.

Factors That May Affect Future Results

Certain statements in this document constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include words such as “anticipate”, “estimate,” “expect”, “project”, “intend,” “plan”, “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, a) we are dependent on key customers and strategic relationships, and the loss of key customers or these relationships could adversely affect our business, financial condition and results of operations; b) we face intense competition and, if we are unable to compete successfully against other manufacturers of folding cartons, we could lose customers and our revenues may decline; c) we have made acquisitions, which entails certain risks, and may do so again in the future, and we cannot guarantee that we will realize the expected benefits from future acquisitions or that our existing operations will not be harmed as a result of any such acquisitions; d) price fluctuations in raw materials and energy costs could adversely affect our manufacturing costs and ability to obtain the materials we need to manufacture our products; e) we may not be able to adequately protect our intellectual property and proprietary rights, which could harm our future success and competitive position; f) we are subject to environmental laws and other governmental regulations, and costs related to compliance with, or any liability for failure to comply with, existing or future laws and regulations could adversely affect our business, financial condition and results of operations; g) our business may be adversely impacted by work stoppages and other labor relations matters; h) we may encounter difficulties in our restructuring and reorganization efforts, which could prevent us from accommodating our existing business and capturing new business; i) capital expenditures might be higher than planned due to unexpected requirements or opportunities; j) various Coors family trusts own a significant interest in us and may exercise their control in a manner detrimental to our other investors’ interests; k) terrorist attacks, such as those that occurred on September 11, 2001, and acts of bioterrorism have contributed to economic instability in the United States and further acts of terrorism, bioterrorism, violence or war could affect the markets in which we operate, our business operations, our expectations and other forward-looking statements contained in this document; l) we may be subject to losses that might not be covered in whole or in part by existing insurance coverage, and these uninsured losses could adversely affect our business, financial condition and results of operations; m) selling, general and administrative costs might increase based on adding more staff and programs, and general cost increases; n) we may be exposed to higher than predicted interest rates on the unhedged portion of our debt and on any new debt we might incur; o) if we are unable to meet the financial covenants on our debt, we could be subject to higher interest rates or possible default; and p) we may not be able to maintain our effective tax rate due to the current and future tax laws, our ability to identify and use our tax credits and other factors.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT TO SHAREHOLDERS

The preparation, integrity and objectivity of the financial statements and all other financial information included in this annual report are the responsibility of the management of Graphic Packaging International Corporation. The financial statements have been prepared in accordance with generally accepted accounting principles, applying estimates based on management’s best judgment where necessary. Management believes that all material uncertainties have been appropriately accounted for and disclosed.

The established system of accounting procedures and related internal controls provide reasonable assurance that the assets are safeguarded against loss and that the policies and procedures are implemented by qualified personnel.

PricewaterhouseCoopers LLP, the Company’s independent accountants, provide an objective, independent audit of the consolidated financial statements. Their accompanying report is based upon an examination conducted in accordance with generally accepted auditing standards, including tests of accounting procedures and records.

The Board of Directors, operating through its Audit Committee composed of outside directors, monitors the Company’s accounting control systems and reviews the results of the auditing activities. The Audit Committee meets at least quarterly, either separately or jointly, with representatives of management, the Company’s independent accountants and internal auditors. To ensure complete independence, the Company’s independent accountants and internal auditors have full and free access to the Audit Committee and may meet with or without the presence of management.

LUIS E. LEON	JOHN S. NORMAN
Chief Financial Officer	Vice President and Controller

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Graphic Packaging International Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Graphic Packaging International Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Denver, Colorado
February 12, 2002
Except as to Note 6, which is as of February 28, 2002

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONSOLIDATED INCOME STATEMENT
(in thousands, except per share data)

	Year Ended December 31,
	2001	2000	1999
Sales to unrelated parties	$989,716	$990,390	$742,510
Sales to Coors Brewing Company	122,819	112,200	107,645

Total net sales	1,112,535	1,102,590	850,155
Cost of goods sold	960,258	963,979	721,350

Gross profit	152,277	138,611	128,805
Selling, general and administrative expense	62,874	61,134	73,357
Goodwill amortization	20,649	20,634	13,276
Asset impairment and restructuring charges	8,900	5,620	7,813

Operating income	59,854	51,223	34,359
Gain from sale of businesses and other assets	3,650	19,172	30,236
Interest expense	(52,811)	(82,071)	(34,240)

Income (loss) from continuing operations before income taxes and extraordinary item	10,693	(11,676)	30,355
Income tax (expense) benefit	(4,257)	4,678	(11,945)

Income (loss) from continuing operations before extraordinary item	6,436	(6,998)	18,410
Discontinued operations, net of tax
Income from discontinued operations of CoorsTek	—	—	15,637
Loss on disposal of Golden Aluminum	—	—	6,456

	—	—	9,181

Income (loss) before extraordinary item	6,436	(6,998)	27,591
Extraordinary loss on early extinguishment of debt, net of tax of $1,312	—	—	2,332

Net income (loss)	6,436	(6,998)	25,259
Preferred stock dividends declared	(10,000)	(3,806)	—

Net income (loss) attributable to common shareholders	$(3,564)	$(10,804)	$25,259

(Continued)
See Notes to Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONSOLIDATED INCOME STATEMENT
(in thousands, except per share data)

	Year Ended December 31,
	2001	2000	1999
Net income (loss) attributable to common shareholders per basic share of common stock:
Continuing operations	($0.11)	($0.37)	$0.65
Discontinued operations	—	—	0.32
Extraordinary loss	—	—	(0.08)

Net income (loss) attributable to common shareholders per basic share	($0.11)	($0.37)	$0.89

Weighted average shares outstanding—basic	31,620	29,337	28,475

Net income (loss) attributable to common shareholders per diluted share of common stock:
Continuing operations	($0.11)	($0.37)	$0.64
Discontinued operations	—	—	0.32
Extraordinary loss	—	—	(0.08)

Net income (loss) attributable to common shareholders per diluted share	($0.11)	($0.37)	$0.88

Weighted average shares outstanding—diluted	31,620	29,337	28,767

See Notes to Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2001	2000	1999
Net income (loss)	$6,436	$(6,998)	$25,259

Other comprehensive income:
Foreign currency translation adjustments:
Adjustments arising during the period	(905)	(355)	1,686
Reclassifications for amounts already included in net income	—	—	3,362
Interest rate swap agreements:		—	—
Cumulative effect of change in accounting principle, net of tax of $2,012	(3,217)	—	—
Recognition of hedge results to interest expense during the period, net of tax of $1,861	2,973	—	—
Change in fair value of cash flow hedges during the period, net of tax of $2,753	(4,397)	—	—
Change in minimum pension liability, net of tax of $9,103 in 2001, $178 in 2000, and ($354) in 1999	(13,832)	(267)	531

Other comprehensive income (loss)	(19,378)	(622)	5,579

Comprehensive income (loss)	$(12,942)	$(7,620)	$30,838

See Notes to Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	At December 31,
	2001	2000
ASSETS
Current assets
Cash and cash equivalents	$6,766	$4,012
Accounts receivable, less allowance for doubtful accounts of $1,769 in 2001 and $2,970 in 2000	57,679	73,871
Accounts receivable from Coors Brewing Company	1,795	1,316
Inventories	92,408	105,228
Deferred income taxes	17,378	14,305
Other assets	15,778	14,656

Total current assets	191,804	213,388
Properties, net	443,712	480,395
Goodwill, net	559,696	580,299
Other assets	34,123	58,436

Total assets	$1,229,335	$1,332,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$37,373	$58,642
Accounts payable	59,002	38,902
Income taxes payable	9,533	9,566
Accrued compensation	20,431	11,624
Other accrued expenses and liabilities	43,062	58,014

Total current liabilities	169,401	176,748
Long-term debt	488,386	582,030
Other long-term liabilities	69,544	54,233

Total liabilities	727,331	813,011
Minority interest	4,356	4,356
Commitments and contingencies (Note 16)	—	—
Shareholders’ equity
Preferred stock, 20,000,000 shares authorized:
Series A, $0.01 par value, no shares issued or outstanding	—	—
Series B, $0.01 par value, 1,000,000 shares issued and outstanding at stated value and liquidation preference of $100 per share	100,000	100,000
Common stock, $0.01 par value 100,000,000 shares authorized; 32,188,941 and 30,544,449 issued and outstanding at December 31, 2001 and 2000	322	305
Paid-in capital	417,749	422,327
Retained deficit	(562)	(6,998)
Accumulated other comprehensive loss	(19,861)	(483)

Total shareholders’ equity	497,648	515,151

Total liabilities and shareholders’ equity	$1,229,335	$1,332,518

See Notes to Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$6,436	$(6,998)	$25,259
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Asset impairment and restructuring charges	8,900	5,620	7,813
Gain from sale of businesses and other assets	(3,650)	(19,172)	(30,236)
Loss on disposal of Golden Aluminum	—	—	10,000
Depreciation	58,757	62,460	63,602
Amortization of goodwill	20,649	20,634	15,393
Amortization of debt issuance costs	7,795	8,865	2,448
Change in net deferred income taxes	(3,590)	11,676	(908)
Change in current assets and current liabilities, net of effects from acquisitions
Accounts receivable	15,713	(3,271)	3,757
Inventories	12,820	23,137	5,664
Other assets	(1,122)	(3,592)	(6,866)
Accounts payable	20,100	(4,935)	29,237
Accrued expenses and other liabilities	(6,178)	(31,954)	20,392
Change in deferred items and other	15,069	409	(7,533)

Net cash provided by operating activities	151,699	62,879	138,022
Cash flows from investing activities:
Additions to properties	(31,884)	(30,931)	(91,455)
Proceeds from sale of assets	8,950	43,580	170,526
Collection of note receivable	—	200,000	—
Acquisitions, net of cash acquired	—	—	(905,069)
Other	—	—	13,812

Net cash provided by (used in) investing activities	(22,934)	212,649	(812,186)
Cash flows from financing activities:
Proceeds from borrowings	206,750	52,015	1,643,116
Repayment of debt	(320,965)	(431,996)	(960,084)
Debt issuance costs	—	(6,312)	(29,716)
Proceeds from issuance of preferred stock, net of stock issuance costs	—	98,558	—
Preferred stock dividends paid	(12,083)	(1,306)	—
Common stock issuance and other	287	1,656	10,521

Net cash provided by (used in) financing activities	(126,011)	(287,385)	663,837
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	2,754	(11,857)	(10,327)
Balance at beginning of year	4,012	15,869	26,196

Balance at end of year	$6,766	$4,012	$15,869

Cash flows from discontinued operations of CoorsTek for 1999 have been included in the Consolidated Statement of Cash Flows.

See Notes to Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 1998	$—	$284	$451,401	$1,710	$(5,440)	$447,955
Issuance of common stock	—	2	3,816	—	—	3,818
Net income	—	—	—	25,259	—	25,259
CoorsTek dividend	—	—	(32,332)	(26,969)	—	(59,301)
Change in minimum pension liability, net of tax	—	—	—	—	531	531
Cumulative translation adjustment	—	—	—	—	5,048	5,048

Balance at December 31, 1999	—	286	422,885	—	139	423,310
Issuance of common stock	—	19	4,690	—	—	4,709
Issuance of preferred stock, net of issuance costs	100,000	—	(1,442)	—	—	98,558
Net loss	—	—	—	(6,998)	—	(6,998)
Preferred stock dividends declared	—	—	(3,806)	—	—	(3,806)
Change in minimum pension liability, net of tax	—	—	—	—	(267)	(267)
Cumulative translation adjustment	—	—	—	—	(355)	(355)

Balance at December 31, 2000	100,000	305	422,327	(6,998)	(483)	515,151
Issuance of common stock	—	17	5,422	—	—	5,439
Net income	—	—	—	6,436	—	6,436
Preferred stock dividends declared	—	—	(10,000)	—	—	(10,000)
Change in minimum pension liability, net of tax	—	—	—	—	(13,832)	(13,832)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	(3,217)	(3,217)
Recognition of hedge results to interest expense during the period, net of tax	—	—	—	—	2,973	2,973
Change in fair value of cash flow hedges during the period, net of tax	—	—	—	—	(4,397)	(4,397)
Cumulative translation adjustment	—	—	—	—	(905)	(905)

Balance at December 31, 2001	$100,000	$322	$417,749	$(562)	$(19,861)	$497,648

See Notes to Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies

Nature of Operations:    Graphic Packaging International Corporation (the “Company” or “GPIC”) is a manufacturer of packaging products used by consumer product companies as primary packaging for their end-use products. The Company’s strategy is to maximize its competitive position and growth opportunities in its core business, folding cartons. Toward this end, over the past several years the Company has acquired two significant folding carton businesses and has disposed of several noncore businesses and under-performing assets.

CoorsTek, Inc. (formerly known as Coors Ceramics Company) develops, manufactures and sells advanced technical products across a wide range of product lines for a variety of applications. On December 31, 1999, the Company distributed 100% of CoorsTek’s shares of common stock to the GPIC shareholders in a tax-free transaction. Shareholders received one share of CoorsTek stock for every four shares of GPIC common stock held. The results of operations for CoorsTek have been presented as a discontinued operation in the accompanying 1999 consolidated financial statements. CoorsTek issued a promissory note to GPIC on December 31, 1999 totaling $200.0 million in satisfaction of outstanding intercompany obligations at the time of the spin-off and as a one-time, special dividend. The note was paid in full on January 4, 2000. No gain or loss was recognized by GPIC as a result of the spin-off transaction.

Amounts included in the notes to the consolidated financial statements pertain to continuing operations only, except where otherwise noted.

Consolidation:    The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All material intercompany transactions have been eliminated.

Use of Estimates:    The consolidated financial statements have been prepared in conformity with generally accepted accounting principles, using management’s best estimates and judgments where appropriate. Management has made significant estimates with respect to asset impairment and restructuring charges, allowances for accounts receivable collectibility, self-insurance reserves, minimum pension liabilities and goodwill valuation. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term.

Reclassifications:    Certain prior period amounts have been reclassified to conform to the current year presentation.

Revenue Recognition:    Revenue is recognized when goods are shipped. Shipping and handling costs invoiced to customers are included in revenue and associated costs are recognized as costs of sales.

Concentration of Credit Risk:    A significant portion of the Company’s net sales consist of sales to Kraft Foods, Inc. and affiliates, Coors Brewing Company and General Mills, Inc. and affiliates. For the year ended December 31, 2001, sales to Kraft Foods Inc./Philip Morris USA Inc. accounted for approximately 19% of the Company’s gross sales, sales to Coors Brewing Company accounted for approximately 11% of gross sales and sales to General Mills Inc./The Pillsbury Company accounted for approximately 11% of gross sales. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. Credit risk with respect to accounts receivable is concentrated primarily in the food and beverage industries.

Inventories:    Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

The classification of inventories, in thousands, was as follows:

	At December 31,
	2001	2000
Finished goods	$55,057	$61,038
In process	15,258	13,301
Raw materials	22,093	30,889

Total inventories	$92,408	$105,228

Properties:    Land, buildings, equipment and purchased software are stated at cost. The costs of developing an enterprise resource planning software system are capitalized and amortized when placed in service over the expected useful life of the software. Real estate properties are non-operating properties held for sale. For financial reporting purposes, depreciation is recorded principally on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	30 years
Machinery and equipment	3 to 15 years
Building and leasehold improvements	The shorter of the useful life or lease term
Internal-use software	8 years

The cost of properties and related accumulated depreciation, in thousands, was as follows:

	At December 31,
	2001	2000
Land and improvements	$16,687	$17,863
Buildings and improvements	119,439	122,820
Machinery and equipment	508,814	505,494
Internal-use software	1,781	1,490
Real estate properties	5,359	5,342
Construction in progress	42,101	23,926

	694,181	676,935
Less accumulated depreciation	250,469	196,540

Net properties	$443,712	$480,395

Expenditures for new facilities and improvements that substantially extend the capacity or useful life of an asset are capitalized. Ordinary repairs and maintenance are expensed as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gains or losses are reflected in operations.

Impairment of Long-Lived Assets and Identifiable Intangibles:    The Company periodically reviews long-lived assets, identifiable intangibles and goodwill for impairment whenever events or changes in business circumstances, such as the closure of a plant, indicate the carrying amount of the assets may not be fully recoverable by undiscounted cash flows. Measurement of the impairment loss, if any, is based on the fair value of the asset, which is generally determined by the discounting of future estimated cash flows.

Goodwill:    Goodwill is amortized on a straight-line basis over the estimated future periods to be benefited, generally 30 years. Goodwill was $617.6 million at December 31, 2001 and 2000, less accumulated amortization of $57.9 million and $37.3 million, respectively.

Share Repurchase Program:    In 1998, the Board of Directors authorized the repurchase of up to 5% of the Company’s outstanding common shares on the open market. Terms of the Credit Agreement entered into in 1999 currently prohibit additional share repurchases.

Derivatives and Hedging Activities:    In accordance with the Company’s interest rate risk-management strategy, the Company has contracts in place to hedge the interest rates on all of its variable rate borrowings. Interest rate swap agreements are in place on $225.0 million of borrowings and interest rate cap agreements are in place to hedge the remaining $244.8 million of variable rate debt at December 31, 2001. The swap agreements lock in an average LIBOR rate of 6.5%, $150.0 million of the caps provide upside protection to the Company if LIBOR moves above 6.75% and the remaining caps provide upside protection to the Company if LIBOR moves above 8.13%. All of the swaps and caps expire in 2002. The fair value of the interest rate swap agreements at December 31, 2001 was a liability of $7.5 million, which has been recorded in other accrued expenses on the accompanying balance sheet. The interest rate caps have no market value at December 31, 2001.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, as of January 1, 2001 the Company recorded a net-of-tax cumulative loss adjustment to other comprehensive income totaling $3.2 million which relates to the fair value of previously designated cash flow hedging relationships. All $7.5 million of the interest rate hedging pre-tax loss currently in other comprehensive income is expected to flow through interest expense during the next twelve months.

All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as (1) a hedge of (a) the fair value of a recognized asset or liability or (b) an unrecognized firm commitment (a fair value hedge); (2) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a cash flow hedge); or (3) a foreign-currency fair-value or cash flow hedge (a foreign currency hedge). The Company does not enter into derivative contracts for trading or non-hedging purposes. The Company’s current interest rate derivatives are designated as cash flow hedges and are recognized on the balance sheet at their fair value. Changes in the fair value of the Company’s cash flow hedges, to the extent that the hedges are highly effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction through interest expense. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows being hedged) is recorded in current period earnings. Hedge ineffectiveness during the year ended December 31, 2001 was immaterial.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow, or foreign currency hedges to (1) specific assets and liabilities on the balance sheet or (2) specific firm commitments or forecasted transactions. The Company also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

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

When hedge accounting is discontinued due to the Company’s determination that the derivative no longer qualifies as an effective fair value hedge, the Company will continue to carry the derivative on the balance sheet at its fair value but cease to adjust the hedged asset or liability for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Company will continue to carry the derivative on the balance sheet at its fair value, removing from the balance sheet any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings. When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current period earnings.

Self-insurance:    The Company is self-insured for certain losses relating to workers’ compensation claims and employee medical and dental benefits. The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims. Self-insured losses are accrued based upon the Company’s estimates of the aggregate uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company’s historical experiences.

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

Foreign Currency Translation:    The functional currencies for the Company’s United Kingdom and Canadian subsidiaries are the British pound and the Canadian dollar, respectively. Translation into U.S. dollars is performed for assets and liabilities at the exchange rates as of the balance sheet date. Income and expense accounts are translated at average exchange rates for the year. Adjustments resulting from the translation are reflected as a separate component of other comprehensive income.

Debt Issuance Costs:    Costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the period the debt is outstanding.

Earnings per Share:    Following is a reconciliation between basic and diluted earnings per common share from continuing operations attributable to common shareholders (in thousands, except per share information):

	Year Ended December 31,
	2001			2000			1999
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Income (loss) from continuing operations attributable to common shareholders—basic EPS	($3,564)	31,620	($0.11)	($10,804)	29,337	($0.37)	$18,410	28,475	$0.65
Other dilutive equity instruments	—	—		—	—		—	292

Income (loss) from continuing operations attributable to common shareholders—diluted EPS	($3,564)	31,620	($0.11)	($10,804)	29,337	($0.37)	$18,410	28,767	$0.64

The Company’s outstanding preferred stock of $100.0 million is convertible into 48,484,848 shares of common stock. The conversion of the preferred stock into common stock is not reflected in the diluted earnings per share calculation as conversion would be anti-dilutive for 2001 and 2000. Additional potentially dilutive securities, in thousands, totaling 6,338, 6,627 and 4,262, were excluded from the historical diluted income or loss per common share calculations because of their anti-dilutive effect for 2001, 2000 and 1999, respectively. The additional potentially dilutive securities are primarily stock options.

Statement of Cash Flows:    The Company defines cash equivalents as highly liquid investments with original maturities of 90 days or less. Book overdrafts totaling $1.3 million and $20.0 million at December 31, 2001 and 2000, respectively, have been included as a liability on the accompanying balance sheet. The Company received a net income tax refund of $7.5 million in 2001 and $7.1 million in 2000 and paid income taxes totaling $2.8 million in 1999.

Total interest paid was $53.9 million, $80.9 million and $36.0 million in 2001, 2000 and 1999, respectively. Capitalized interest was $1.8 million, $1.1 million and $2.0 million in 2001, 2000 and 1999, respectively.

Non-cash investing and financing activities in 1999 include the receipt of a $200.0 million short-term note in connection with the CoorsTek spin-off, cancellation of a $60.0 million note receivable when Golden Aluminum was returned to the Company, and the issuance of shares of common stock valued at $3.2 million in exchange for compensation and other services. Non-cash investing and financing activities in 2001 and 2000 include the issuance of shares of common stock valued at $5.1 million and $4.2 million, respectively, relating to the 401(k) employer match.

New Accounting Standards:    SFAS No. 141, Business Combinations, was issued in 2001. This statement establishes new accounting and reporting standards that will, among other things, eliminate the pooling-of-interest method of accounting for business combinations and require that the purchase method of accounting be used. This statement is effective for the Company for all future business combinations.

SFAS No. 142, Goodwill and Other Intangible Assets, was issued in 2001. This statement establishes new accounting and reporting standards that will, among other things, eliminate amortization of goodwill and certain intangible assets with an indefinite useful life. This statement is effective for the Company’s financial statements for the year beginning January 1, 2002. The Company does not currently have any intangible assets with indefinite lives and does not expect any impact from this element of the new statement.

Upon adoption of SFAS No. 142, the Company will stop amortizing its goodwill. Based upon current goodwill levels, the annual reduction in amortization expense will be $20.6 million before taxes. Because some of the Company’s goodwill amortization is nondeductible for tax purposes, the Company’s effective tax rate may be lower as a result of implementing the new accounting standard. The Company currently follows the guidance in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which permits the use of an undiscounted cash flow model, to evaluate its goodwill for impairment. As required by the new standard, SFAS No. 142, the Company’s goodwill will be evaluated annually for impairment using a fair-value based approach and, if there is impairment, the carrying amount of goodwill will be written down to the implied fair value. Any impairment loss as a result of the initial adoption of the new accounting standard will be recognized as a cumulative effect of a change in accounting principle. Any impairment losses incurred subsequent to initial adoption of the new accounting standard will be recorded as a charge to operating income. Although management is still evaluating the impact of SFAS No. 142, including the most appropriate method to use in valuing the Company’s goodwill, initial estimates using current market data and discounted cash flow valuations indicate a significant goodwill impairment could exist upon adoption, potentially up to $200 million.

In 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the recognition of a liability and offsetting asset for any legal obligation associated with the retirement of long-lived assets. The asset retirement cost is depreciated over the life of the related asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe SFAS No. 143 will have a significant effect on the Company.

In 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. The Company has adopted this statement as of January 1, 2002. Management does not believe SFAS No. 144 will have a significant effect on the Company.

Note 2.    Discontinued Operations

The historical operating results and losses on the sale of the following business segments have been segregated as discontinued operations on the accompanying Consolidated Income Statement for the year ended December 31, 1999. Discontinued operations have not been segregated on the Consolidated Statement of Cash Flows. Asset and business dispositions which do not constitute the discontinuation of a business segment are discussed in Note 4.

CoorsTek Spin-off

On December 31, 1999, the Company distributed 100% of CoorsTek’s shares of common stock to the GPIC shareholders in a tax-free transaction. Shareholders received one share of CoorsTek stock for every four shares of GPIC stock held. CoorsTek issued a promissory note to GPIC on December 31, 1999 totaling $200.0 million in satisfaction of outstanding intercompany obligations at the time of the spin-off and as a one-time, special dividend. The note was paid in full on January 4, 2000. No gain or loss was recognized by GPIC as a result of the spin-off transaction. Interest expense of $16.0 million was allocated to the discontinued operations of CoorsTek in 1999, based upon intercompany debt plus CoorsTek’s allocation of total consolidated debt at the time of the spin-off in 1999.

Golden Aluminum

In 1996, the Board of Directors adopted a plan to dispose of the Company’s aluminum rigid-container sheet business operated by Golden Aluminum. In March 1997, Golden Aluminum was sold for $70.0 million, of which $10.0 million was paid at closing and $60.0 million was due within two years. In December of 1998, the Company extended the due date on the $60.0 million payment until September 1, 1999. In accordance with the purchase agreement, the purchaser exercised its right to return Golden Aluminum to the Company on August 23, 1999 in discharge of the $60.0 million obligation. The initial payment of $10.0 million was nonrefundable. The Company subsequently sold the assets of Golden Aluminum to another buyer for approximately $41 million on November 5, 1999. An additional pre-tax charge of $10.0 million was recorded in 1999 relating to the ultimate disposition of Golden Aluminum’s assets.

Financial Data—Discontinued Operations

Financial data for CoorsTek and Golden Aluminum for the year ended December 31, 1999, in thousands, are summarized as follows:

	CoorsTek	Golden Aluminum	Total
Net sales	$365,061	$—	$365,061

Income from operations before income taxes	$25,117	$—	$25,117
Income tax expense	9,480	—	9,480

Income from operations	15,637	—	15,637
Loss from disposal before taxes	—	(10,000)	(10,000)
Income tax benefit	—	3,544	3,544

Net income (loss)	$15,637	$(6,456)	$9,181

Net income per basic share of common stock:
Income from operations	$0.55	$—	$0.55
Loss on disposal	—	(0.23)	(0.23)

Net income (loss) per basic share	$0.55	$(0.23)	$0.32

Net income per diluted share of common stock:
Income from operations	$0.54	$—	$0.54
Loss on disposal	—	(0.22)	(0.22)

Net income (loss) per diluted share	$0.54	$(0.22)	$0.32

Note 3.    Acquisitions

Fort James Packaging Business

On August 2, 1999, the Company acquired the assets and liabilities of the Fort James Corporation’s folding carton operations for cash consideration of approximately $849 million. The Fort James acquisition, which included 13 operations located throughout North America, has been accounted for under the purchase method. Accordingly, the excess of the purchase price over the fair value of the assets and liabilities acquired of approximately $454 million is being amortized using the straight-line method over 30 years. The folding carton business of Fort James was a major supplier of folding cartons to leading consumer product companies for packaging food. The folding carton business of Fort James has been included in the Company’s results since August 2, 1999.

On May 12, 2000, the Company announced the planned closure of the Perrysburg, Ohio folding carton plant. Costs totaling $7.85 million to shut down the Perrysburg facility, which was part of the acquisition of the Fort James Corporation’s folding carton operations, have been accounted for as a cost of the acquisition. The Company completed the closure of the plant and the transition of the plant’s business to other Company facilities as of December 31, 2000. The Company sold the Perrysburg, Ohio building and land in July 2001 for cash proceeds of $1.9 million. No gain or loss was recognized on the sale.

The following unaudited pro forma information for GPIC has been prepared assuming that the acquisition of the Fort James folding carton operations had occurred on January 1, 1999. The pro forma information includes adjustments for (1) amortization of goodwill, (2) increased interest expense related to new borrowings at applicable rates for the purchase, and (3) the net tax effect of pro forma adjustments at the statutory rate. CoorsTek and Golden Aluminum are reflected as discontinued operations in the unaudited pro forma financial information. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been had the transaction actually occurred on January 1, 1999 nor is it necessarily indicative of the results of operations which may occur in the future.

Pro Forma Year Ended December 31, 1999 (Unaudited)
(in thousands, except per share data)
Net sales	$1,187,781
Loss from continuing operations, before extraordinary loss	(2,867)
Net income	3,982
Loss from continuing operations, before extraordinary loss per basic share of common stock	(0.10)
Loss from continuing operations, before extraordinary loss per diluted share of common stock	(0.10)
Net income per basic share of common stock	0.14
Net income per diluted share of common stock	0.14

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

Precision Technologies

On March 12, 1999, CoorsTek acquired the net assets of Precision Technologies for approximately $22 million in cash and warrants to purchase 300,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the common stock on the date of closing. These warrants were converted into warrants to purchase shares of CoorsTek stock following the spin-off. The warrants were recorded as an increase in the purchase price at their estimated fair value on the date of acquisition using the Black-Scholes pricing model. The acquisition has been accounted for under the purchase method of accounting. Accordingly, the excess of the purchase price over the fair value of net assets acquired of $20.2 million is being amortized using the straight-line method over 20 years. Precision Technologies, located in Livermore, California, manufactures precision-machined parts for the semiconductor, medical and aircraft industries. The results of Precision Technologies since March 12, 1999 are included in the 1999 discontinued operations of CoorsTek.

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

Other Assets

The Company sold patents and various other assets of its former developmental businesses and an airplane for cash consideration of approximately $8.2 million. A pre-tax gain of $7.8 million was recognized in 2000 relating to these asset sales. The after-tax gain on sale was $4.7 million, or $0.16 per basic and diluted share. In 2001, a pre-tax gain of approximately $3.6 million was recognized upon receipt of additional consideration for assets of the Company’s former developmental businesses.

1999 Dispositions

Flexible Packaging Plants

On September 2, 1999, the Company sold its flexible packaging plants to Sonoco Products Company for approximately $105 million in cash. The Company used the proceeds from the sale, less transaction costs, to reduce debt associated with its acquisition of the Fort James Corporation’s folding carton operations. The Company recorded a pre-tax gain of $22.7 million. The after-tax gain on sale was $13.6 million, or $0.48 per basic share and $0.47 per diluted share.

Solar Electric Business

On August 3, 1999, the Company sold its majority interest in a group of solar electric distribution companies to Kyocera International, Inc., a wholly owned subsidiary of Kyocera Corporation. The Company realized $30.8 million in cash of which $20.8 million was consideration for the Company’s equity position and $10.0 million was for the repayment of certain debt owed to the Company. The Company used the proceeds from the sale, less transaction costs, to reduce debt associated with its recent acquisition of the packaging business of Fort James. The pre-tax gain recorded in conjunction with this transaction totaled $7.5 million while the after-tax gain was $4.5 million. Earnings per share on a basic and diluted basis for the gain on this sale were $0.16.

Note 5.    Asset Impairment and Restructuring Charges

The Company has recorded asset impairment and restructuring charges totaling $8.9 million, $5.6 million and $7.8 million in 2001, 2000, and 1999, respectively. Management reviews the relative cost effectiveness of the Company’s assets, including plant facilities and equipment, while integrating acquisitions and in response to pressures on margins from industry conditions. As a result, the Company has closed several plants and downsized its workforce with the goal of maximizing the Company’s profits and optimizing its manufacturing resources.

Asset Impairment Charges

2001: The Company recorded an asset impairment charge of $3.5 million in the fourth quarter of 2001 in conjunction with the announcement of the planned closure of the Newnan, Georgia plant. The Company expects to complete the shut down of the plant’s operations during 2002 and sell the plant’s building and land. The net book value of the Newnan building and land was approximately $2.1 million at December 31, 2001. The plant’s business will be transferred to other plants in the Company’s system.

The Company recorded an asset impairment charge of $1.5 million in the quarter ended March 31, 2001 related to its Saratoga Springs, New York building. This is in addition to a $3.0 million asset impairment charge taken in 1999 related to Saratoga Springs’ assets. Operations of the Saratoga Springs plant were transferred to other Company manufacturing locations and the building and real property were sold in June 2001 for cash proceeds of $3.4 million. No gain or loss was recognized on the June 2001 sale.

2000: The Company announced the planned closure of its Perrysburg, Ohio folding carton plant in the second quarter of 2000. The Perrysburg plant was part of the Fort James folding carton operations and was eliminated due to excess capacity. The shutdown and restructuring plan for the Perrysburg facility included asset impairments totaling $6.5 million, which were recorded in the second quarter of 2000 as a cost of the acquisition, with a resultant adjustment to goodwill. The Company completed the closure of the plant and transition of the plant’s business to other Company facilities by the end of 2000. On July 11, 2001, the remaining real estate was sold for cash proceeds of approximately $1.9 million. No gain or loss was recognized on the sale.

1999: The Company recorded $5.9 million of asset impairment charges in 1999 due to decisions to close its Boulder, Colorado and Saratoga Springs, New York plants. The Boulder plant has been replaced by a new manufacturing facility in Golden, Colorado, which uses advanced equipment to improve the production process. Due to certain delays in production transition to Golden, the Boulder facility remains partially operational. The Saratoga Springs plant operated at higher overhead levels than other plants and used gravure press technology. Therefore, the decision was made to sell the Saratoga Springs property, move the business to other folding carton plants, and dispose of the gravure presses at Saratoga Springs. Boulder writedowns totaled $2.9 million and Saratoga Springs writedowns totaled $3.0 million. The Saratoga Springs facility shutdown was complete at December 31, 2000, and the real estate was sold in June 2001 for cash proceeds of approximately $3.4 million. No gain or loss was recognized on the sale.

Restructuring Charges

2001: In connection with the announced closure of the Newnan, Georgia plant discussed above, the Company recorded restructuring charges totaling $2.4 million in the fourth quarter of 2001. The charges relate to severance packages for 105 plant personnel which were communicated to employees in December 2001. The Company expects to complete the Newnan restructuring plan by the end of 2002.

2000: In December 2000 the Company announced a restructuring plan to reduce fixed-cost personnel. The plan includes the elimination of approximately 200 non-production positions across the Company, including the closure of the Company’s folding carton plant in Portland, Oregon, and offers severance packages in accordance with the Company’s policies. The total cost of the reduction in force is $5.0 million, of which $3.0 million was recognized in the fourth quarter 2000 results. The remaining cost of approximately $2.0 million was recognized in the first half of 2001 when severance packages were communicated to employees. The restructuring plan is essentially complete at December 31, 2001 with approximately $0.2 million remaining to be paid in 2002. No additional charges related to this restructuring plan are expected.

In connection with the announced closure of the Perrysburg, Ohio plant, restructuring reserves were recorded totaling approximately $1.3 million in the second quarter of 2000. The reserves relate to severance of approximately 100 production positions and other plant closing costs. Consistent with the asset impairments related to the Perrysburg closure, the restructuring costs have been accounted for as a cost of the Fort James packaging business acquisition, with a resultant adjustment to goodwill. As of December 31, 2001, all the restructuring charges have been paid relating to the Perrysburg closure.

The Company recorded a restructuring charge of $3.4 million in the first quarter of 2000 for severance costs for 172 plant personnel as a result of the announced closure of the Saratoga Springs, New York plant. The Saratoga Springs plant was closed pursuant to a plant rationalization plan approved by the Company’s Board of Directors in the fourth quarter of 1999. The Company has completed the closure of the Saratoga Springs plant and the transition of the plant’s business to other Company facilities. In the first quarter of 2001, the Company reversed approximately $0.5 million of severance accruals which were unneeded to complete the Saratoga Springs restructuring plan.

Essentially all of the remaining restructuring charges have been paid through December 31, 2001 related to the Saratoga Springs facility shutdown.

1999: The Company recorded a $1.9 million restructuring charge pursuant to a plant rationalization plan approved by the Company’s Board of Directors in the fourth quarter of 1999. The Company instituted this plan to further its goal of refining its focus on folding carton packaging and to reduce headcount. The Company initially planned to complete this restructuring plan by the end of 2000. However, customer needs in both Boulder, Colorado and Lawrenceburg, Tennessee impacted the completion of the restructuring and resulted in the savings of approximately $0.8 million of anticipated restructuring costs related to severance at the Lawrenceburg facility. The 2000 restructuring expense is net of this $0.8 million benefit. At December 31, 2001, no further restructuring accruals remain relating to this rationalization plan.

1998: During 1998, the Company instituted a restructuring plan related to certain of its operations and recorded $2.8 million in restructuring charges. This plan included the consolidation and realignment of certain administrative functions and the downsizing of its Franklin, Ohio operation. This plan resulted in the elimination of approximately 20 administrative and 65 manufacturing positions with related severance costs of approximately $2.5 million. This plan also included approximately $0.3 million in other exit costs relating to the closure of a divisional office in North Carolina. The Company completed this restructuring in 1999.

The following table summarizes accruals related to the Company’s restructurings (in millions):

	1999 Plant Rationalization Plan	2000S/Springs Plant Closure	2000 Perrysburg Plant Closure	2000/2001 Reduction in Force	2001 Newnan Plant Closure	Totals
Balance, December 31, 1998	$1.8	$—	$—	$—	$—	$1.8
1999 restructuring charges	1.9	—	—	—	—	1.9
Cash paid	(1.8)	—	—	—	—	(1.8)

Balance, December 31, 1999	1.9	—	—	—	—	1.9
2000 restructuring charges, net of reversals	(0.8)	3.4	—	3.0	—	5.6
2000 restructuring—Perrysburg	—	—	1.3	—	—	1.3
Cash paid	(1.0)	(2.0)	(0.7)	(0.1)	—	(3.8)

Balance, December 31, 2000	0.1	1.4	0.6	2.9	—	5.0
2001 restructuring charges, net of reversals	—	(0.5)	—	2.0	2.4	3.9
Transfer of enhanced benefits to pension liabilities	—	—	—	(2.2)	—	(2.2)
Cash paid	(0.1)	(0.8)	(0.6)	(2.5)	—	(4.0)

Balance, December 31, 2001	$—	$0.1	$—	$0.2	$2.4	$2.7

Note 6.    Indebtedness

The following table summarizes the Company’s outstanding debt, in thousands.

	At December 31,
	2001	2000

Senior Credit Facilities
Term loan due August 15, 2001	$—	$33,500
Five-year term loan due August 2, 2004	247,035	312,500
Revolving credit facility due August 2, 2004	222,750	289,100

	469,785	635,100
10% Subordinated notes due August 15, 2008	50,000	—
Various notes payable	5,974	5,572

Total debt	525,759	640,672
Less current maturities	37,373	58,642

Total long-term debt	$488,386	$582,030

Senior Credit Facilities

The Company has a revolving credit and term loan agreement (the “Credit Agreement”) with a group of lenders, with Bank of America, N.A. as agent. Currently, the Credit Agreement is comprised of two senior credit facilities (the “Senior Credit Facilities”) including a $325.0 million five-year term loan facility and a $400.0 million five-year revolving credit facility. Proceeds from the existing Senior Credit Facilities were used to finance the August 2, 1999 acquisition of the Fort James Corporation’s folding carton operations and to repay the Company’s other outstanding borrowings. At December 31, 2001, the Company’s borrowings under the Senior Credit Facilities totaled $469.8 million and bore interest based on LIBOR plus 2.25%. The Company also had $4.1 million of letters of credit outstanding at December 31, 2001. Available borrowings under the line of credit were $173.2 million at December 31, 2001.

Amounts borrowed under the Credit Agreement bear interest under various pricing alternatives plus a spread depending on the Company’s leverage ratio. The various pricing alternatives include (i) LIBOR, or (ii) the higher of the Federal Funds Rate plus 0.5% or the prime rate. In addition, the Company pays a commitment fee that varies based upon the Company’s leverage ratio and the unused portion of the revolving credit facility. Mandatory prepayments under the Credit Agreement are required from the proceeds of any significant asset sale or from the issuance of any debt or equity securities. In addition, the five-year term loan is due in quarterly installments. Total installments for 2002 through 2004, respectively, are $35.0 million, $40.0 million and $25.0 million, with the remaining balance due on August 2, 2004.

The Credit Agreement is collateralized by first priority liens on all material assets of the Company and all of its domestic subsidiaries. The Credit Agreement currently limits the Company’s ability to pay dividends other than permitted dividends on the preferred stock, and imposes limitations on the incurrence of additional debt, acquisitions, capital expenditures and the sale of assets.

Interest expense of $16.0 million was allocated to the discontinued operations of CoorsTek in 1999, based upon CoorsTek’s $200.0 million allocation of total consolidated debt at the time of the spin-off for 1999.

The Company incurred debt extinguishment costs in August 1999 of $3.6 million when existing debt instruments were repaid in connection with the purchase of the Fort James Corporation’s folding carton operations through the issuance of new credit facilities.

Subordinated Debt

Pursuant to terms in the Credit Agreement, the Company completed a $50.0 million private placement of subordinated unsecured debt on August 15, 2001. The purchaser of the notes was Golden Heritage, LLC, a company owned by several Coors family trusts and a related party. The notes accrue interest at 10% per annum, payable quarterly, beginning September 15, 2001. The notes mature August 15, 2008, but are redeemable, subject to the terms of the Credit Agreement, at a premium of 3% in the first year, 1.5% in the second year and at par thereafter. Proceeds were used to repay the remaining balance on the one-year term note due August 15, 2001 and the balance was applied against the five-year senior credit facilities.

Other Notes Payable

The Company had various notes payable totaling $6.0 million and $5.6 million at December 31, 2001 and 2000, respectively. The notes bear interest at rates ranging from 5.25% to 13.06% and mature in 2002 through 2008. The notes are generally collateralized by equipment purchased with the proceeds from the notes.

The maturities of long-term debt are as follows (in thousands):

2002	$37,373
2003	40,177
2004	394,958
2005	191
Thereafter	53,060

$525,759

Subsequent Refinancing Transactions

The Company completed certain refinancing transactions on February 28, 2002 consisting of the following:

•	$300 million 8-5/8% senior subordinated notes due in 2012;

•	a secured $175 million seven-year term loan; and

•	a secured $275 million five-year revolving credit facility that was partially funded at the closing of the refinancing transactions.

The Company used the proceeds from the refinancing transactions to retire the Senior Credit Facilities, to repurchase the $50 million of existing subordinated notes at par, to pay interest and expenses and for general corporate purposes.

In connection with the refinancing transactions, the Company incurred a non-cash charge in 2002 to write off its remaining unamortized debt issuance costs of $15.8 million. If the Company continues to reduce LIBOR-based borrowings through increased cash flows, it may also incur a charge related to its existing interest rate swap agreements if they no longer qualify as a hedge of interest rate risk. At December 31, 2001, the Company had $225 million notional value of interest rate swap agreements, which had a negative fair value of $7.5 million. On February 28, 2002, we terminated a $35 million notional value interest rate swap contract for $830,000 which will be amortized over the remaining life of the contract.

Note 7.    Fair Value of Financial Instruments

The fair value of cash and cash equivalents and current maturities of long-term debt approximates carrying value because of the short maturity of these instruments. The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturity and credit quality. Because the interest rates on the long-term debt are reset monthly, the carrying value approximates the fair value of long-term debt.

The Company has entered into interest rate swap agreements to hedge the underlying interest rates on $100 million of borrowings at an average fixed interest rate of 5.94% and an average risk-free rate of 6.98% on $125 million of its borrowings. In addition, the Company has interest rate contracts that provide interest rate cap protection on $350 million of floating rate debt.

The Company is exposed to credit loss in the event of nonperformance by the commercial banks that issued the interest rate contracts. However, the Company does not anticipate nonperformance by these banks. The fair value of the Company’s interest rate derivatives at December 31, 2001, in thousands, is as follows:

Interest rate swaps	$(7,545)

Interest rate caps	$—

Note 8.    Operating Leases

The Company leases a variety of facilities, warehouses, offices, equipment and vehicles under operating lease agreements that expire in various years. Future minimum lease payments, in thousands, required as of December 31, 2001, under non-cancelable operating leases with terms exceeding one year, are as follows:

2002	$2,772
2003	1,958
2004	1,258
2005	423
2006 and thereafter	215

Total	$6,626

Operating lease rentals for warehouse, production, office facilities and equipment amounted to $3.3 million in 2001, $3.1 million in 2000 and $4.3 million in 1999.

Note 9.    Income Taxes

The sources of income (loss), in thousands, from continuing operations before income taxes and extraordinary item were:

	Year Ended December 31,
	2001	2000	1999

Domestic	$10,689	$(11,228)	$25,260
Foreign	4	(448)	5,095

Income (loss) from continuing operations before income taxes and extraordinary loss	$10,693	$(11,676)	$30,355

The total provision for income taxes, in thousands, included the following:

	Year Ended December 31,
	2001	2000	1999

Current provision:
Federal	$(4,345)	$(15,011)	$13,940
State	185	321	1,741
Foreign	—	—	4,347

Total current tax expense (benefit)	$(4,160)	$(14,690)	$20,028

Deferred provision:
Federal	$9,250	$11,229	$800
State	(833)	(1,217)	704
Foreign	—	—	(4,963)

Total deferred tax expense (benefit)	8,417	10,012	(3,459)

Total income tax expense (benefit)	$4,257	$(4,678)	$16,569

The total provision for income taxes, in thousands, is included in the consolidated income statement as follows:

	Year Ended December 31,
	2001	2000	1999
Continuing operations	$4,257	$(4,678)	$11,945
Discontinued operations	—	—	5,936
Extraordinary item	—	—	(1,312)

Total income tax expense (benefit)	$4,257	$(4,678)	$16,569

Temporary differences that gave rise to a significant portion of deferred tax assets (liabilities), in thousands, were as follows:

	At December 31,
	2001	2000

Depreciation and other property related	$(43,570)	$(37,500)
Amortization of intangibles	(12,306)	(7,965)

Gross deferred tax liability	(55,876)	(45,465)

Pension and employee benefits	20,551	11,854
Tax credit carryforwards	13,719	8,251
Interest	3,414	156
Inventory	2,195	3,061
Accruals	7,557	7,075
Net operating loss and contribution carryovers	6,814	10,102
All other	279	111

Gross deferred tax asset	54,529	40,610
Less valuation allowance	(256)	(338)

Net deferred tax asset (liability)	$(1,603)	$(5,193)

Financial statement classification:
Current deferred tax asset	$17,378	$14,305
Long-term deferred tax liability	(18,981)	(19,498)

Net deferred tax liability	$(1,603)	$(5,193)

The valuation allowance for deferred tax assets was decreased by $82,000 in 2001 and increased by $215,000 in 2000. The changes in the valuation allowance relate to uncertainty surrounding the ultimate deductibility of a foreign net operating loss carryforward.

At December 31, 2001 the Company had federal net operating loss carryforwards of approximately $7.9 million which will begin to expire in years after 2021. The Company also has approximately $11.3 million of alternative minimum tax credits which have an indefinite carryforward period and $2.5 million in research and development credits which will begin to expire in years after 2017.

The principal differences between the effective income tax rate, attributable to continuing operations, and the U.S. statutory federal income tax rate, were as follows:

	Year Ended December 31,
	2001	2000	1999
Expected tax rate	35.0%	(35.0)%	35.0%
State income taxes (net of federal benefit)	3.4	(3.2)	3.2
Nondeductible expenses and losses	19.7	26.7	2.4
Effect of foreign investments	—	(0.1)	(3.3)
Change in deferred tax asset valuation allowance	(.8)	1.8	0.4
Research and development and other tax credits	(14.4)	(28.3)	—
Other—net	(3.1)	(2.0)	1.7

Effective tax rate	39.8%	(40.1)%	39.4%

The Internal Revenue Service (“IRS”) is examining the Company’s Federal income tax returns for the years 1999 and 2000. In the opinion of management, adequate accruals have been provided for all income tax matters and related interest.

As a result of certain restructuring actions, the undistributed earnings of foreign subsidiaries previously considered as being permanently reinvested have been distributed to the U.S. as a dividend. Foreign tax credits eliminated the resulting U.S. income tax liability on the dividend. The Company no longer provides for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries, since all foreign subsidiaries’ income is included in the U.S. return.

The Company and CoorsTek have executed a tax sharing agreement that defines the parties’ rights and obligations with respect to deficiencies and refunds of Federal, state and other taxes relating to the CoorsTek business for tax years prior to the spin-off and with respect to certain tax attributes of CoorsTek after the spin-off. In general, the Company is responsible for filing consolidated Federal and combined or consolidated state tax returns and paying the associated taxes for periods through December 31, 1999. CoorsTek will reimburse the Company for the portion of such taxes relating to the CoorsTek business. CoorsTek is responsible for filing returns and paying taxes related to the CoorsTek business for periods after December 31, 1999.

The tax sharing agreement is designed to preserve the status of the spin-off as a tax-free distribution. CoorsTek has agreed that it will refrain from engaging in certain transactions during the two-year period following the spin-off unless it first provides the Company with a ruling from the IRS or an opinion of tax counsel acceptable to the Company that the transaction will not adversely affect the tax-free nature of the spin-off. In addition, CoorsTek has indemnified the Company against any tax liability or other expense it may incur if the spin-off is determined to be taxable as a result of CoorsTek’s breach of any covenant or representation contained in the tax sharing agreement or CoorsTek’s action in effecting such transactions. By its terms, the tax sharing agreement will terminate when the statutes of limitations under applicable tax laws expire.

Note 10.    Stock Compensation

The Company has an equity incentive plan that provides for the granting of nonqualified stock options and incentive stock options to certain key employees. The equity incentive plan also provides for the granting of restricted stock, bonus shares, stock units and offers to officers of the Company to purchase stock. The number of shares made available for award under the plan was equal to 4.8 million shares and is being increased annually by 2% of the Company’s outstanding shares on each preceding December 31 beginning with 1997. Generally, options outstanding under the Company’s equity incentive plan are subject to the following terms: (1) grant price equal to 100% of the fair value of the stock on the date of grant; (2) ratable vesting over either a three-year or four-year service period; and (3) maximum term of ten years from the date of grant. Officers’ options granted after 1998 generally provide for accelerated vesting upon attainment of certain stock prices or debt to EBITDA ratios, as defined by the equity incentive plan, but vest completely after five years.

In conjunction with the spin-off of CoorsTek at December 31, 1999, the Company cancelled options held by CoorsTek employees and adjusted the remaining options outstanding to reflect the new ratio of exercise price to market price of the Company’s stock immediately prior and subsequent to the spin-off. The changes consisted of reducing the exercise price relative to the new market price and increasing the number of shares underlying the outstanding options, so as to restore the option holder to the economic position that existed immediately prior to the spin-off.

Stock option activity was as follows (shares in thousands):

	Year Ended December 31,
	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at January 1	6,262	$6.04	4,281	$8.86	2,672	$17.80
Granted	251	$4.62	2,523	$1.66	1,912	$13.43
Exercised	—	—	—	—	—	—
Expired or forfeited	(490)	$6.27	(542)	$7.88	(177)	$17.62
Cancellation of CoorsTek employee options	—	—	—	—	(2,036)	$15.63
GPIC employee options conversion	—	—	—	—	1,910	—

Options outstanding at December 31	6,023	$5.96	6,262	$6.04	4,281	$8.86

Exercisable	2,336	$9.64	2,302	$9.73	2,262	$9.41

Available for future grant	2,315		1,458		664

The following table summarizes information about stock options outstanding at December 31, 2001 (shares in thousands):

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$1.56 to $7.52	3,189	7.92 years	$2.86	501	$6.58
$7.56 to $10.17	2,326	4.61 years	$8.81	1,326	$9.75
$10.48 to $13.74	508	5.39 years	$12.36	509	$12.36

$1.56 to $13.74	6,023	6.43 years	$5.96	2,336	$9.64

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its equity incentive plan and employee stock purchase plan. If the Company had elected to recognize compensation cost based on the fair value of the stock options at grant date as allowed by SFAS No. 123, Accounting for Stock-Based Compensation, pre-tax compensation expense of $1.7 million, $1.2 million and $3.5 million would have been recorded for 2001, 2000 and 1999, respectively. Net income (loss) attributable to common shareholders and earnings per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
	2001	2000	1999
Net income (loss) attributable to common shareholders, in thousands:
As reported	($3,564)	($10,804)	$25,259
Pro forma	($4,584)	($11,524)	$23,159
Earnings per share—basic:
As reported	($0.11)	($0.37)	$0.89
Pro forma	($0.15)	($0.39)	$0.81
Earnings per share—diluted:
As reported	($0.11)	($0.37)	$0.88
Pro forma	($0.15)	($0.39)	$0.81

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 70% in 2001, 56.3% in 2000 and 30.8% in 1999; (3) risk-free interest rate ranging from 3.7% to 5.5% in 2001, 4.2% to 6.4% in 2000 and 5.7% to 6.7% in 1999; and (4) expected life of 4.5 to 9.0 years in 2001, 3 to 9.91 years in 2000 and 3 to 6.36 years in 1999. The weighted average per-share fair value of options granted during 2001, 2000 and 1999 was $3.52, $1.09 and $6.82, respectively.

Note 11.    Defined Benefit Plans

The Company maintains a defined benefit pension plan for the majority of employees. Benefits are based on years of service and average base compensation levels over a period of years. Plan assets consist primarily of equity and interest-bearing investments. The Company’s funding policy is to contribute annually not less than the minimum funding required by the internal revenue code nor more than the maximum amount that can be deducted for federal income tax purposes.

Non-union retirement health care and life insurance benefits are provided to certain employees hired prior to June 1999 and eligible dependents. Eligible employees may receive these benefits after reaching age 55 with 10 years of service. Prior to reaching age 65, eligible retirees may receive certain health care benefits identical to those available to active employees. The amount the retiree pays is based on age and service at the time of retirement. These plans are not funded.

The following assets (liabilities), in thousands, were recognized for the combined defined benefit plans of the Company at December 31:

	Pension Benefits		Other Benefits
	2001	2000	2001	2000
Change in benefit obligation
Benefit obligation at beginning of year	$121,486	$103,110	$18,241	$16,778
Service cost	4,447	5,094	431	633
Interest cost	9,400	8,434	1,286	1,257
Plan amendments	4,517	—	(1,832)	—
Actuarial loss (gain)	(2,475)	6,755	—	—
Change in actuarial assumptions	8,906	—	678	—
Benefits paid	(3,078)	(1,907)	(1,172)	(427)

Benefit obligation at end of year	143,203	121,486	17,632	18,241

Change in plan assets
Fair value of plan assets at beginning of year	118,344	112,273	—	—
Actual return on plan assets	(5,794)	6,534	—	—
Company contributions	2,306	1,444	—	—
Benefits paid	(3,078)	(1,907)	—	—

Fair value of plan assets at end of year	111,778	118,344	—	—

Funded status	(31,425)	(3,142)	(17,632)	(18,241)
Unrecognized actuarial loss (gain)	30,208	6,181	(2,156)	(2,959)
Unrecognized prior service cost/intangible asset	7,640	6,254	(3,187)	(1,688)
Unrecognized transition asset	—	(72)	—	—

Net prepaid (accrued) benefit cost	$6,423	$9,221	$(22,975)	$(22,888)

Weighted average assumptions at year end
Discount rate	7.25	7.75	7.25	7.75
Expected long-term return on plan assets	9.75	9.75	—	—
Rate of compensation increase	4.75	5.25	—	—

The Company had accumulated benefit obligations in excess of the fair value of its plan assets totaling $24.9 million and $0.7 million at December 31, 2001 and 2000, respectively, which are reflected as a minimum pension liability in other long term liabilities in the accompanying balance sheet.

It is the Company’s policy to amortize unrecognized gains and losses in excess of 10% of the larger of plan assets and the projected benefit obligation (“PBO”) over the expected service of active employees (12-15 years). However, in cases where the accrued benefit liability exceeds the actual unfunded liability by more than 20% of the PBO, the amortization period is reduced to 5 years.

For measurement purposes, a 6.5%, 6.5% and 7.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001, 2000 and 1999, respectively. The rate is assumed to decrease by 0.5% per annum to 4.75% and remain at that level thereafter.

The following, in thousands, represents the Company’s net periodic benefit cost.

	Pension Benefits			Other Benefits
	2001	2000	1999	2001	1999	2000
Components of net periodic benefit cost
Service cost	$4,447	$5,094	$3,707	$431	$633	$423
Interest cost	9,400	8,434	5,466	1,286	1,257	831
Actual return on plan assets	5,794	(6,534)	(1,805)	—	—	—
Deferred investment loss	(17,662)	(4,939)	(5,475)	—	—	—
Amortization of prior service cost	755	552	262	(334)	(422)	(703)
Recognized actuarial loss (gain)	67	136	517	(125)	(448)	(385)
Transition asset amortization	(72)	(69)	(69)	—	—	—

Net periodic benefit cost	$2,729	$2,674	$2,603	$1,258	$1,020	$166

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects, in thousands:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$290	$(240)
Effect on postretirement benefit obligation	$1,475	$(1,265)

Note 12.    Defined Contribution Plan

The Company provides a defined contribution profit sharing plan for the benefit of its employees, (the “Plan”). The Plan and its associated trust are intended to comply with the provisions of the Internal Revenue Code and ERISA, to qualify as a profit sharing plan for all purposes of the Code, and to provide a cash or deferred arrangement that is qualified under Code Section 401(k). Generally, employees expected to complete at least 1,000 hours of service per year are immediately eligible to participate in the Plan upon employment. Effective January 1, 2000, Company matching was increased to 60% of participant contributions up to 3.6% of participant annual compensation and was denominated in the Company’s common stock. Prior to 2000, the Plan generally provided for Company matching of 50% of participant contributions, up to 2.5% of participant annual compensation. Company expenses related to the matching provisions of the Plan totaled approximately $4.3 million, $4.2 million and $2.4 million in 2001, 2000 and 1999, respectively. The Plan also provides for discretionary matching. The Company did not elect to provide discretionary matching under this provision in 2001, 2000 or 1999.

Note 13.    Shareholders’ Rights Plan

On June 1, 2000, the Company effected a dividend distribution of shareholder rights (the “Rights”) that carry certain conversion rights in the event of a significant change in beneficial ownership of the Company. One right is attached to each share of the Company’s common stock outstanding and is not detachable until such time as beneficial ownership of 15% or more of the Company’s outstanding common stock has occurred (a “Triggering Event”) by a person or group of affiliated or associated persons (an Acquiring Person). Each Right entitles each registered holder (excluding the Acquiring Person) to purchase from the Company one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, at a purchase price of $42.00. Registered holders receive shares of the Company’s common stock valued at twice the exercise price of the Right upon exercise. Upon a Triggering Event, the Company is entitled to exchange one share of the Company’s common stock for each right outstanding or to redeem the Rights at a price of $.001 per Right. The Rights will expire on June 1, 2010.

Note 14.    Preferred Stock

On August 15, 2000 the Company issued one million shares of 10% Series B Convertible Preferred Stock (the “Preferred Stock”) at $100 per share to the Grover C. Coors Trust (the “Trust”). At the time of the issuance of the Preferred Stock, the Trust owned 9% of the Company’s outstanding common stock. The Trust’s beneficiaries are members of the Coors family. Individual members of the Coors family and other Coors family trusts held a controlling interest in the Company at the time of issuance of the Preferred Stock. As a condition to the issuance of the Preferred Stock, a fairness opinion was obtained as to the consideration received and the value of the Preferred Stock at issuance was consistent with open market conditions and values for similar securities.

The Trust, as holder of the Preferred Stock, has the following rights and preferences:

Conversion Feature

Each share of Preferred Stock is convertible into shares of the Company’s common stock at $2.0625 per share of common stock. The conversion price of $2.0625 was 125% of the average NYSE closing price per share of the Company’s common stock for the five trading days prior to August 15, 2000 — which was $1.65. The Preferred Stock was issued at $100 per share; therefore, a complete conversion would result in the issuance of 48,484,848 additional shares of the Company’s common stock.

The Trust held 2,727,016 shares of the Company’s common stock on December 31, 2001 which represents approximately 8% of all common shares outstanding (32,188,941). On an as-converted basis, the Trust would hold 51,211,864 shares of the Company’s common stock on December 31, 2001, which would be approximately 63.5% of all shares outstanding (80,673,789).

Redemption Feature

The Company can redeem the Preferred Stock at $105 per share beginning on August 15, 2005, reduced by $1 per share each year until August 15, 2010.

Dividends

Dividends are payable quarterly at an annual rate of 10%. Dividends are cumulative and hold a preference to any dividends paid to other shareholders. The Preferred Stock participates in any common stock dividends on an as-converted basis. If dividends are not paid for two consecutive quarters, the Trust may elect one director to the Company’s Board. If dividends are not paid for four consecutive quarters, the Trust may elect a majority of the directors to the Company’s Board and effectively control the Company.

Liquidation Preference

The Preferred Stock has a liquidation preference over the Company’s common stock at $100 per share, plus unpaid dividends. The Preferred Stock also participates in any liquidation distributions to the common shareholders on an as-converted basis.

Voting and Registration Rights

Every two shares of common stock underlying the Preferred Stock on an as-converted basis receive one vote. Therefore, the Trust currently votes 24,242,424 shares, in addition to the 2,727,016 shares of common stock held. The Trust may require the Company, with certain limitations, to register under the Securities Act of 1933 the common shares into which the Preferred Stock may be converted.

Note 15.     Related Party Transactions

On December 28, 1992, the Company was spun off from Adolph Coors Company (“ACCo”) and since that time ACCo has had no ownership interest in the Company. However, certain Coors family trusts have significant interests in both the Company and ACCo. At the time of spin-off from ACCo, the Company entered into agreements with Coors Brewing Company, a subsidiary of ACCo, for the sale of packaging and other products. The initial agreements had a stated term of five years and have resulted in substantial revenues to the Company. The Company continues to sell packaging products to Coors Brewing.

In 1998, the packaging supply agreement with Coors Brewing was renegotiated. The new five-year agreement includes stated quantity commitments and requires annual repricing.

Sales to Coors Brewing accounted for approximately 11%, 10% and 13% of the Company’s consolidated gross sales for 2001, 2000 and 1999, respectively. The loss of Coors Brewing as a customer in the foreseeable future could have a material effect on the Company’s results of operations.

A Company subsidiary is a general partner in a limited partnership in which Coors Brewing is the limited partner. The partnership owns, develops, operates and sells certain real estate previously owned directly by Coors Brewing or ACCo. Distributions were allocated equally between the partners until late 1999 when Coors Brewing recovered its investment. Thereafter, distributions are made 80 percent to the general partner and 20 percent to Coors Brewing. No distributions were made in 2001. Distributions of approximately $1.8 million were made to each partner in 1999. Distributions in 2000 were approximately $0.8 million to Coors Brewing and $3.2 million to the Company. Coors Brewing’s share of the partnership net assets was $4.4 million and is reflected as minority interest on the Company’s balance sheet.

In connection with the spin-off of CoorsTek at December 31, 1999, GPC and CoorsTek entered into contracts governing certain relationships between them following the spin-off, including a tax-sharing agreement, a transitional services agreement and certain other agreements.

On March 31, 2000 the Company sold the net assets of its GTC Nutrition subsidiary to an entity controlled by a member of the Coors family for approximately $0.7 million. No gain or loss was recognized as a result of the sale.

In August 2001, the Company completed a $50.0 million private placement of subordinated unsecured notes. The purchaser of the notes was Golden Heritage, LLC, a company owned by several Coors family trusts and a related party. See Note 6 for further discussion.

In August 2000 the Company issued $100.0 million of preferred stock to the Grover C. Coors Trust. See Note 14 for further discussion.

Note 16.     Commitments and Contingencies

It is the policy of the Company generally to act as a self-insurer for certain insurable risks consisting primarily of employee health insurance programs. With respect to workers’ compensation, the Company uses a variety of fully or partially self-funded insurance vehicles. The Company maintains certain stop-loss and excess insurance policies that reduce overall risk of financial loss.

In the ordinary course of business, the Company is subject to various pending claims, lawsuits and contingent liabilities, including claims by current or former employees. In each of these cases, the Company is vigorously defending against them. Although the eventual outcome cannot be predicted, it is management’s opinion that disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company is a partner in the Kalamazoo Valley Group, a partnership formed to develop and operate a landfill for the partners’ disposal of paper residuals from their respective paperboard mills, and which borrowed $1.5 million for the construction of the landfill. Recently, the other parties have closed their paperboard mills and one minority partner has filed bankruptcy. The Company is evaluating its alternatives and liabilities under the partnership agreement and related note. The landfill remains in operation at December 31, 2001. However, if the partnership were to close the landfill, the Company’s share of estimated closing costs, perpetual care obligations and debt repayment would approximate $2.5 million under the terms of the partnership agreement. The Company’s investment of $1.3 million at December 31, 2001 is included in other long-term assets on the accompanying balance sheet.

Some of the Company’s operations have been notified that they may be potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or similar state laws with respect to the remediation of certain sites where hazardous substances have been released into the environment. The Company cannot predict with certainty the total costs of remediation, its share of the total costs, the extent to which contributions will be available from other parties, the amount of time necessary to complete the remediation or the availability of insurance. However, based on the investigations to date, the Company believes that any liability with respect to these sites would not be material to the financial condition, results of operations or cash flow of the Company, without consideration for insurance recoveries. There can be no certainty, however, that the Company will not be named as a PRP at additional sites or be subject to other environmental matters in the future or that the costs associated with those additional sites or matters would not be material.

In connection with the sale of various businesses, the Company has periodically agreed to guarantee the collectibility of accounts receivable and indemnify purchasers for certain liabilities for a specified period of time. Such liabilities include, but are not limited to, environmental matters and the indemnification periods generally last for 2 to 15 years.

In connection with the resale of the aluminum business in 1999, the Company guaranteed accounts receivable owed by the former owner of these assets. After the resale, the former owner refused to pay the amounts owed, $2.4 million. Pursuant to the terms of the resale agreement, the Company paid this amount and sued the former owner. The $2.4 million is reflected as a receivable on the Company’s balance sheet. The former owner counterclaimed for an additional $11.0 million for certain spare parts and the Company claimed an additional $14.3 million in overpayment for raw materials to run the business prior to resale. The parties have filed motions for summary judgment. The Company does not believe that the result of this litigation will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Note 17.    Segment Information

The Company’s reportable segments are based on its method of internal reporting, which is based on product category. Thus, the Company’s one reportable segment in 2001 and 2000 is Packaging. The Company’s Other segment in 1999 includes a real estate development partnership, a majority interest in a group of solar electric distribution companies prior to their August 3, 1999 sale and, prior to March 1999, several technology-based businesses.

The accounting policies of the segments are the same as those described in Note 1 and there are generally no intersegment transactions. In 1999, the Company evaluated the performance of its segments and allocated resources to them based primarily on operating income.

The table below summarizes information, in thousands, about reportable segments as of and for the years ended December 31. Discontinued operations include CoorsTek.

	Net Sales	Operating Income	Depreciation and Amortization	Assets	Capital Expenditures
2001
Packaging	$1,112,535	$59,854	$79,406	$1,229,335	$31,884

2000
Packaging	$1,102,590	$51,223	$83,094	$1,332,518	$30,931

1999
Packaging	$805,593	$42,735	$55,406	$1,397,518	$74,273
Other	44,562	2,103	618	19,699	1,568

Segment total	850,155	44,838	56,024	1,417,217	75,841
Corporate	—	(10,479)	260	225,954	17
Discontinued operations, net assets	—	—	22,711	—	15,597

Consolidated total	$850,155	$34,359	$78,995	$1,643,171	$91,455

Corporate assets for 1999 consist primarily of a $200.0 million note receivable from CoorsTek as a result of the spin-off, and debt issuance costs.

Certain financial information regarding the Company’s domestic and foreign operations is included in the following summary, which excludes discontinued operating segments. Long-lived assets include plant, property and equipment, intangible assets, and certain other non-current assets.

	Net Sales	Long-Lived Assets
	(In thousands)
2001
United States	$1,109,293	$1,032,748
Canada	3,242	1,736
Other	—	2,066

Total	$1,112,535	$1,036,550

2000
United States	$1,100,491	$1,103,411
Canada	2,099	1,974
Other	—	2,694

Total	$1,102,590	$1,108,079

1999
United States	$798,277	$1,189,599
Canada	51,878	3,689
Other	—	2,694

Total	$850,155	$1,195,982

Note 18.    Quarterly Financial Information (Unaudited)

The following information summarizes selected quarterly financial information, in thousands except per share data, for each of the two years in the period ended December 31, 2001.

2001	First	Second	Third	Fourth	Year
Net sales	$288,444	$283,252	$270,818	$270,021	$1,112,535
Cost of goods sold	248,210	240,976	234,363	236,709	960,258

Gross profit	40,234	42,276	36,455	33,312	152,277
Selling, general and administrative expense	14,489	16,428	16,061	15,896	62,874
Goodwill amortization	5,169	5,143	5,175	5,162	20,649
Asset impairment and restructuring charges	2,000	1,000	—	5,900	8,900

Operating income	18,576	19,705	15,219	6,354	59,854

Gain from sale of businesses and other assets	3,650	—	—	—	3,650
Interest expense	(16,125)	(13,530)	(12,429)	(10,727)	(52,811)

Income (loss) before income taxes	6,101	6,175	2,790	(4,373)	10,693
Income tax expense (benefit)	(2,420)	(2,446)	(1,160)	1,769	(4,257)

Net income (loss)	3,681	3,729	1,630	(2,604)	6,436
Preferred stock dividends declared	(2,500)	(2,500)	(2,500)	(2,500)	(10,000)

Net income (loss) attributable to common shareholders	$1,181	$1,229	$(870)	$(5,104)	$(3,564)

Net income (loss) attributable to common shareholders per basic share	$0.04	$0.04	$(0.03)	$(0.16)	$(0.11)

Net income (loss) attributable to common shareholders per diluted share	$0.04	$0.04	$(0.03)	$(0.16)	$(0.11)

2000	First	Second	Third	Fourth	Year
Net sales	$276,320	$273,189	$283,454	$269,627	$1,102,590
Cost of goods sold	243,424	237,378	245,288	237,889	963,979

Gross profit	32,896	35,811	38,166	31,738	138,611

Selling, general and administrative expense	15,777	16,076	14,259	15,022	61,134
Goodwill amortization	5,184	5,088	5,179	5,183	20,634
Asset impairment and restructuring charges	3,420	—	—	2,200	5,620

Operating income	8,515	14,647	18,728	9,333	51,223

Gain from sale of businesses and other assets	5,407	—	2,405	11,360	19,172
Interest expense	(19,680)	(21,650)	(21,702)	(19,039)	(82,071)

Income (loss) before income taxes	(5,758)	(7,003)	(569)	1,654	(11,676

Income tax expense (benefit)	(2,302)	(2,742)	(288)	654	(4,678)

Net income (loss)	(3,456)	(4,261)	(281)	1,000	(6,998)

Preferred stock dividends declared	—	—	(1,306)	(2,500)	(3,806)

Net income (loss) attributable to common shareholders	$(3,456)	$(4,261)	$(1,587)	$(1,500)	$(10,804)

Net income (loss) attributable to common shareholders per basic share	$(0.12)	$(0.15)	$(0.05)	$(0.05)	$(0.37)

Net income (loss) attributable to common shareholders per diluted share	$(0.12)	$(0.15)	$(0.05)	$(0.05)	$(0.37)

SCHEDULE II

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at beginning of year	Additions Charged to Costs and Expenses		Other		Deductions		Balance at end of year
Allowance for doubtful receivables
Year Ended December 31,
1999	$2,140	$503		$1,250	(1)	($1,633	)(2)	$2,260
2000	$2,260	$1,425		($22	)(1)	($693	)(2)	$2,970
2001	$2,970	$728		$—		($1,929	)(2)	$1,769
Deferred tax asset valuation allowance
Year Ended December 31,
1999	$4,284					($4,161	)(3)	$123
2000	$123	$215	(3)					$338
2001	$338					($82	)(3)	$256

(1)
The effect of translating foreign subsidiaries’ financial statements into U.S. dollars, the 1999 acquisition of the Fort James packaging business and the 2000 disposition of the Malvern, Pennsylvania plant.

(2)	Write off of uncollectible accounts.
(3)	Adjustments to the deferred tax asset valuation allowance relate to uncertainty surrounding the ultimate deductibility of a foreign net operating loss carryforward.

ITEM 9.    CHANGE S IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
    FINANCIAL DISCLOSURE

Within the last two years there have been no changes in the Company’s independent accountants or disagreements on accounting and financial statement disclosure matters.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding the Registrant’s Directors is incorporated by reference to the Proxy Statement in connection with the 2002 Annual Meeting of Shareholders.

The following executive officers of the Company serve at the pleasure of the Board:

Jeffrey H. Coors, 57.    Mr. Coors has served as Chairman of GPIC’s Board of Directors since 2000 and as its Chief Executive Officer and President since its formation in August 1992. He also has served as the President of GPC since June 1997 and as the Chairman of its Board of Directors since 1985. Previously, he worked at the Adolph Coors Company as its Executive Vice President from 1991 to 1992 and its President from 1985 to 1989, as well as at Coors Technology Companies as its President from 1989 to 1992.

David W. Scheible, 45.    Mr. Scheible has served as GPIC’s Chief Operating Officer since December 1999 and has been Chief Operating Officer of GPC since June 1999. Prior to joining GPC, he was affiliated with the Avery Denison Corporation, working most recently as its Vice President and General Manager of the Specialty Tape Division from 1995 to 1999 and Vice President and General Manager of the Automotive Division from 1993 to 1995.

Luis E. Leon, 49.    Mr. Leon has served as GPIC’s Chief Financial Officer since July 2001. From 1994 until joining GPIC, he worked with GS Industries, a metals-products company, where he most recently served as Chief Financial Officer and as a member of its Board of Directors. From 2000 until his departure, he was also responsible for running its Mining Products Group.

Jill B.W. Sisson, 54.    Ms. Sisson has served as GPIC’s General Counsel and Secretary since joining GPIC in September 1992. Prior to joining GPIC, she was Of Counsel to the Denver law firm of Bearman Talesnick & Clowdus Professional Corporation from 1984 to 1992. She is Chairman of the Business Law Section of the Colorado Bar Association.

Marsha Williams, 46.    Ms. Williams has served as GPIC’s Vice President, Human Resources since April 2000. Before joining GPIC, she was affiliated with American Medical Response, most recently working as its Vice President, Human Resources, Safety and Risk Management from June 1998 to April 2000 and Vice President, Employee Relations from December 1997 to June 1998. Prior to joining American Medical Response, she was affiliated with US West/Media One Cable as its Vice President, Employee Relations from September 1994 to December 1997.

ITEM 11.     EXECUTIVE COMPENSATION

This information is incorporated by reference to the Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated by reference to the Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference to the Proxy Statement.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND
    REPORTS ON FORM 8-K

(a)	Financial Statements and Financial Statement Schedule.

The following are filed as a part of this Report on Form 10-K (see Item 8)

(1)   Management’s Report to Shareholders
Report of Independent Accountants
Consolidated Income Statement for the years ended December 31, 2001, 2000 and 1999
Consolidated Statement of Comprehensive Income for the years ended December 31, 2001, 2000 and 1999
Consolidated Balance Sheet at December 31, 2001 and 2000
Consolidated Statement of Cash Flows for the years ended December 31, 2001, 2000 and 1999
Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements

(2)	Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999

(3)	Exhibit list:

Exhibit Number	Document Description
2.1
Recommended Cash Offers by Baring Brothers International Limited on behalf of ACX (UK) Limited, a wholly-owned subsidiary of ACX Technologies, Inc. for Britton Group plc. (Incorporated by reference to Form 8-K filed on January 29, 1998)

2.2	Asset Purchase Agreement between ACX Technologies and Fort James Corporation. (Incorporated by reference to Form 8-K filed August 17, 1999)
2.3	Asset Purchase Agreement between Golden Aluminum Company and Alcoa Inc. dated November 5, 1999. (Incorporated by reference to Form 10-K filed on March 29, 2000)
2.4	Distribution Agreement between ACX Technologies, Inc. and CoorsTek, Inc. (Incorporated by reference to Form 10-K filed on March 29, 2000)
3.1	Articles of Incorporation of Registrant. (Incorporated by reference to Form 10 filed on October 6, 1992)
3.1A	Articles of Amendment to Articles of Incorporation of Registrant. (Incorporated by reference to Form 8 filed on December 3, 1992)
3.1B	Articles of Amendment to Articles of Incorporation of Registrant. (Incorporated by reference to Form 10-Q filed May 15, 2000)
3.1C	Articles of Amendment to the Articles of Incorporation Setting Forth the Designations of the Series A Junior Participating Preferred Stock.
3.1D	Articles of Amendment to the Articles of Incorporation Setting Forth the Designations of All 10% Series B Convertible Preferred Stock. (Incorporated by reference to Form 8-K filed August 31, 2000)
3.2	Bylaws of Registrant, as amended and restated May 9, 2000. (Incorporated by reference to Form 10-Q filed on May 15, 2000)
4.1	Form of Stock Certificate of Common Stock. (Incorporated by reference to Form 10-Q filed August 14, 2000)

4.2	Rights Agreement, dated as of May 31, 2000, between the Company and Norwest Bank Minnesota, N.A., as Rights Agent. (Incorporated by reference to Form 8-A filed May 31, 2000)
4.3	Preferred Stock Purchase Agreement, dated as of August 15, 2000, between the Company and the Grover C. Coors Trust. (Incorporated by reference to Form 8-K filed August 31, 2000)
4.4	Registration Rights Agreement dated as of August 15, 2000, between the Company and the Grover C. Coors Trust. (Incorporated by reference to Form 8-K filed August 31, 2000)

Exhibit Number	Document Description

4.5	10% Series B Convertible Preferred Stock Certificate. (Incorporated by reference to Form 8-K filed August 31, 2000)

4.6	Letter Agreement between the Company and the Company's preferred stockholder, dated as of August 15, 2001 (Incorporated by reference to Form 8-K filed August 31, 2001).

10.0	Credit Agreement among ACX Technologies, Inc., Bank of America, as agent, and other financial institutions party thereto. (Incorporated by reference to Form 8-K filed on August 17, 1999)

10.0A	First Amendment to Revolving Credit and Term Loan Agreement. (Incorporated by reference to Form 10-Q filed on May 15, 2000)

10.0B	Second Amendment to Revolving Credit and Term Loan Agreement, dated as of July 28, 2000, among the Company and its one-year term lenders. (Incorporated by reference to Form 8-K filed August 31, 2000)

10.0C	Third Amendment to Revolving Credit and Term Loan Agreement, dated as of August 14, 2000, among the Company and its lenders. (Incorporated by reference to Form 8-K filed August 31, 2000)

10.0D	Fourth Amendment to Revolving Credit and Term Loan Agreement, effective as of August 15, 2001, among the Company and its lenders (Incorporated by reference to Form 8-K file August 31, 2001)

10.1
Supply Agreement between Graphic Packaging Corporation and Coors Brewing Company. (Incorporated by reference to Form 8-K filed on November 2, 1998) (Confidential treatment has been granted for portions of the Exhibit)

10.2	Asset Purchase Agreement between ACX Technologies and Sonoco Products Company. (Incorporated by reference to Form 8-K filed on September 17, 1999)

10.3	Tax Sharing Agreement between ACX Technologies, Inc. and CoorsTek, Inc. (Incorporated by reference to Form 10-K filed on March 29, 2000)

10.4	Environmental Responsibility Agreement between ACX Technologies, Inc. and CoorsTek, Inc. (Incorporated by reference to Form 10-K filed on March 29, 2000)

10.5	Master Transition Materials and Services Agreement between ACX Technologies, Inc. and CoorsTek, Inc. (Incorporated by reference to Form 10-K filed on March 29, 2000)

10.6*	Form of Officers' Salary Continuation Agreement, as amended. (Incorporated by reference to Form 10-K filed on March 20, 1995)

10.7*	Graphic Packaging Equity Incentive Plan, as amended. (Incorporated by reference to Form 10-K filed on March 23, 2001)

10.8*	Graphic Packaging Equity Compensation Plan for Non-Employee Directors, as amended. (Incorporated by reference to Form 10-K filed March 23, 2001)

10.9*	ACX Technologies, Inc. Phantom Equity Plan. (Incorporated by reference to Form 8 filed on November 19, 1992)

10.10*	Graphic Packaging Excess Benefit Plan, as restated. (Incorporated by reference to Form 10-K filed on March 23, 2001)

10.11*	Graphic Packaging Supplemental Retirement Plan, as restated. (Incorporated by reference to Form 10-K filed on March 23, 2001)

10.12*	ACX Technologies, Inc. Deferred Compensation Plan, as amended. (Incorporated by reference to Form 10-K filed on March 7, 1996)

10.13*	First Amendment to Graphic Packaging Deferred Compensation Plan. (Incorporated by reference to Form 10-K filed on March 23, 2001)

10.14*	Graphic Packaging Executive Incentive Plan. (Incorporated by reference to Form 10-K filed on March 23, 2001)

10.15*
Form of Employment Agreement Entered Into By and Between the Following Individuals: Jeffrey H. Coors, Dwight H. Kennedy, David W. Scheible, Jill B. W. Sisson, Donald W. Sturdivant, and Marsha C. Williams. (Incorporated by reference to Form 10-Q/A filed on August 18, 2000)

10.16*	Description of Arrangement with Gail A. Constancio dated as of March 2001 (Incorporated by reference to Form 10-K filed on March 23, 2001)

10.17*	Description of Arrangement with Luis E. Leon dated May 2001 (Incorporated by reference to Form 10-Q filed on August 10, 2001)

10.18	$50 million 10% Senior Subordinated Note Agreement, dated as of August 15, 2001 (Incorporated by reference to the Company's Form 8-K filed August 31, 2001)

Exhibit Number	Document Description

10.19*	Form of Employment Agreement Entered Into By and Between Luis E. Leon and the Company. (Incorporated by reference to Form 10-Q filed on November 14, 2001)

10.20*	General Release of Legal Rights Agreement Entered Into By and Between Gail A. Constancio and the Company. (Incorporated by reference to Form 10-Q filed on November 14, 2001)

21	Subsidiaries of the Registrant

23	Consent of PricewaterhouseCoopers LLP

*	Management contracts or compensatory plans, contracts or arrangements required to be filed as an Exhibit pursuant to Item 14(c).

The Registrant will furnish to a requesting security holder any Exhibit requested upon payment of the Registrant’s reasonable copying charges and expenses in furnishing the Exhibit.

(b)	Reports on Form 8-K.

No reports were filed on Form 8-K during the quarter ended December 31, 2001.

(c)	Exhibits.

The exhibits at 14(a)(3) above are filed pursuant to the requirements of Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

Date:	March 12, 2002	By:	/s/ JEFFREY H. COORS
Jeffrey H. Coors
President and Chief Executive Officer

Date:	March 12, 2002	By:	/s/ LUIS E. LEON
Luis E. Leon
Chief Financial Officer

Date:	March 12, 2002	By:	/s/ JOHN S. NORMAN
John S. Norman
Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	March 12, 2002	By:	/s/ JEFFREY H. COORS
Jeffrey H. Coors
Chairman of the Board of Directors, President and Chief Executive Officer

Date:	March 12, 2002	By:	/s/ JOHN D. BECKETT
John D. Beckett
Director

Date:	March 12, 2002	By:	/s/ WILLIAM K. COORS
William K. Coors
Director

Date:	March 12, 2002	By:	/s/ HAROLD R. LOGAN JR.
Harold R. Logan, Jr.
Director

Date:	March 12, 2002	By:	/s/ JAMES K. PETERSON
James K. Peterson
Director

Date:	March 12, 2002	By:	/s/ JOHN HOYT STOOKEY
John Hoyt Stookey
Director