Form 10-Q
period 2002-03-31
GRAPHIC PACKAGING INTERNATIONAL CORP
filed 2002-05-15
CIK 892793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to                         .

Commission file number: 0-20704

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-1208699
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4455 Table Mountain Drive, Golden, Colorado	80403
(Address of principal executive offices)	(Zip Code)

(303) 215-4600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

There were 32,517,495 shares of common stock outstanding as of May 1, 2002.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

CONSOLIDATED INCOME STATEMENT
(In thousands, except per share data)

	Three Months Ended March 31,
	2002	2001
Net sales	$263,724	$288,444
Cost of goods sold	229,432	248,210

Gross profit	34,292	40,234
Selling, general and administrative expense	14,887	14,489
Goodwill amortization	—	5,169
Asset impairment and restructuring charges	—	2,000

Operating income	19,405	18,576
Gain on sale of assets	—	3,650
Interest expense	(11,296)	(16,125)

Income before income taxes and extraordinary item	8,109	6,101
Income tax expense	(3,163)	(2,420)

Income before extraordinary item	4,946	3,681
Extraordinary loss on early extinguishment of debt, net of tax of $6,149	(9,617)	—

Net income (loss)	(4,671)	3,681

Preferred stock dividends declared	(2,500)	(2,500)

Net income (loss) attributable to common shareholders	$(7,171)	$1,181

Net income (loss) attributable to common shareholders per basic and diluted share:
Before extraordinary item	$0.08	$0.04
Extraordinary loss	(0.30)	—

	$(0.22)	$0.04

Weighted average shares outstanding—basic	32,343	30,951

Weighted average shares outstanding—diluted	32,343	31,476

See Notes to Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31,
	2002	2001
Net income (loss)	$(4,671)	$3,681

Other comprehensive income:
Foreign currency translation adjustments	(14)	(274)
Cumulative effect of change in accounting principle, net of tax of $2,012	—	(3,217)
Recognition of hedge results to interest expense during the period, net of tax of $937 and $208	1,507	333
Change in fair value of cash flow hedges during the period, net of tax of $48 and $587	(76)	(936)
Amortization of cancelled interest rate swap, net of tax of $46	73	—

Other comprehensive income (loss)	1,490	(4,094)

Comprehensive loss	$(3,181)	$(413)

See Notes to Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$5,272	$6,766
Accounts receivable	75,831	59,474
Inventories:
Finished	61,823	55,057
In process	12,965	15,258
Raw materials	24,360	22,093

Total inventories	99,148	92,408
Other assets	31,528	33,156

Total current assets	211,779	191,804
Properties, net	435,813	443,712
Goodwill, net	559,696	559,696
Other assets	31,572	34,123

Total assets	$1,238,860	$1,229,335

LIABILITIES AND SHAREHOLDERS' EQUITY

Current maturities of long-term debt	$3,948	$37,373
Accounts payable	56,388	59,002
Other current liabilities	79,700	73,026

Total current liabilities	140,036	169,401
Long-term debt	530,251	488,386
Other long-term liabilities	75,447	73,900

Total liabilities	745,734	731,687

Shareholders' equity
Preferred stock, nonvoting, 20,000,000 shares authorized:
Series A, $0.01 par value, no shares issued or outstanding Series B, $0.01 par value, 1,000,000 shares issued and outstanding at stated value of $100 per share	100,000	100,000
Common stock, $0.01 par value, 100,000,000 shares authorized and 32,445,466 and 32,188,941 issued and outstanding at March 31, 2002, and December 31, 2001, respectively	324	322
Paid-in capital	416,406	417,749
Retained deficit	(5,233)	(562)
Accumulated other comprehensive loss	(18,371)	(19,861)

Total shareholders’ equity	493,126	497,648

Total liabilities and shareholders’ equity	$1,238,860	$1,229,335

See Notes to Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(4,671)	$3,681
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of assets	—	(3,650)
Extraordinary loss on early extinguishment of debt	15,766	—
Depreciation and amortization	15,229	20,154
Amortization of debt issuance costs	1,368	1,950
Change in current assets and current liabilities and other	(13,027)	(8,700)

Net cash provided by operating activities	14,665	13,435

Cash flows from investing activities:
Capital expenditures	(7,200)	(6,679)
Proceeds from sale of assets	—	3,650

Net cash used in investing activities	(7,200)	(3,029)

Cash flows from financing activities:
Proceeds from borrowings	588,400	64,450
Repayment of debt	(579,799)	(72,000)
Payment of debt issuance costs	(15,133)	—
Payment of preferred stock dividends	(2,500)	(2,500)
Proceeds from issuance of stock and other	73	(130)

Net cash used in financing activities	(8,959)	(10,180)

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(1,494)	226
Balance at beginning of period	6,766	4,012

Balance at end of period	$5,272	$4,238

See Notes to Consolidated Financial Statements

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Nature of Operations and Basis of Presentation

Graphic Packaging International Corporation (the Company or GPIC) is a manufacturer of packaging products used by consumer product companies as primary packaging for their end-use products.

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited financial statements filed with the Securities and Exchange Commission in the Company’s Form 10-K for the year ended December 31, 200l.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly state the financial position of the Company at March 31, 2002, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

Note 2.    New Accounting Pronouncements

SFAS No. 142, Goodwill and Other Intangible Assets, was issued in 2001 and became effective on January 1, 2002 for GPIC. This statement establishes new accounting and reporting standards that, among other things, eliminate amortization of goodwill and certain intangible assets with indefinite useful lives. The Company does not have any intangible assets with indefinite useful lives; however, as required by the new standard, the Company’s goodwill will be evaluated annually for impairment using a fair-value based approach and, if there is impairment, the carrying amount of goodwill will be written down to its implied fair value. Any impairment loss as a result of the initial, or transitional, impairment testing of the Company’s goodwill will be recognized as a cumulative effect of a change in accounting principle, net of tax, effective January 1, 2002. Any subsequent impairment of the Company’s goodwill will be charged to operating income in the period in which the impairment arises.

Effective January 1, 2002, the Company assigned the carrying value of its goodwill, totaling $560 million, to one reporting unit. Management expects to complete the transitional impairment testing of the Company’s goodwill by June 30, 2002. Initial estimates using market data and discounted cash flow valuations at January 1, 2002 indicate significant goodwill impairment could exist, potentially up to $200 million.

Effective January 1, 2002, the Company stopped amortizing its goodwill as required by SFAS No. 142. The annual reduction in amortization expense is approximately $20.6 million before taxes. Because some of the Company’s goodwill amortization is nondeductible for tax purposes, the Company’s effective tax rate is lower as a result of implementing SFAS No. 142.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates net income (loss) attributable to common shareholders as if SFAS No. 142 had been implemented on January 1, 2001, and assumes no impairment of goodwill (in thousands):

	Three Months Ended March 31,
	2002	2001
Reported net income (loss) attributable to common shareholders	$(7,171)	$1,181
Goodwill amortization, net of tax	—	3,101

Adjusted net income (loss) attributable to common shareholders	$(7,171)	$4,282

Earnings per share—basic and diluted
Reported net income (loss) attributable to common shareholders	$(0.22)	$0.04
Goodwill amortization, net of tax	—	0.10

Adjusted net income (loss) attributable to common shareholders	$(0.22)	$0.14

SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement no. 13, and Technical Corrections, was issued on April 30, 2002. SFAS No. 145 includes, among other things, the rescission of SFAS No. 4, which required that gains and losses from early extinguishment of debt be classified as an extraordinary item, net of related income tax effects. Under the new guidance of SFAS No. 145, losses from early extinguishment of debt will be classified as extraordinary items when the losses are considered unusual in nature and infrequent in occurrence. SFAS No. 145 will be effective for the Company on January 1, 2003, at which time the Company will reclassify its first quarter 2002 loss on early extinguishment of debt as a non-extraordinary item.

Note 3.    Refinancing Transactions

On February 28, 2002, the Company completed certain refinancing transactions that replaced its then existing debt instruments with longer-term facilities more conducive to the Company’s long-range needs. The refinancing consisted of the following concurrent transactions:

•
The Company’s wholly owned subsidiary, Graphic Packaging Corporation(GPC), issued $300 million aggregate principal amount of 8 5/8% senior subordinated notes due in 2012 in a Rule 144a transaction. Net proceeds from the sale of the notes totaled approximately $294.1 million.

•
GPC entered into a new $450 million senior secured credit facility. The new facility includes a $175 million seven-year term note and a $275 million five-year revolving line of credit. Initial borrowings under the revolving line of credit totaled $62.6 million.

•
The Company used the proceeds from the refinancing transactions to retire GPIC’s then existing senior credit facilities, to repurchase $50 million of subordinated notes due to Golden Heritage, LLC at par, to pay interest and expenses and for general corporate purposes.

Senior Subordinated Notes

The Senior Subordinated Notes (the Notes) are unsecured senior subordinated obligations of GPC. Interest accrues at 8 5/8%, payable semi-annually on August 15th and February 15th, beginning on August 15, 2002. The Notes will mature on February 15, 2012. The Notes are unconditionally and jointly and severally guaranteed by GPIC and its domestic subsidiaries. GPC may redeem the Notes, but prior to 2010, must pay a premium to do so. Upon a change in control, the holders of the Notes may require GPC to repurchase the Notes at a 1% premium.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

GPC issued the Notes under an indenture among GPC, as issuer, GPIC, as a guarantor, the Company’s domestic subsidiaries, as the subsidiary guarantors, and Wells Fargo Bank Minnesota, National Association, as trustee. GPC and GPIC have entered into a registration rights agreement which provides for them to use commercially reasonable efforts to consummate an exchange offer under the Securities Act of 1933, within 210 days of closing. Toward this end, GPC filed a Form S-4 with the U.S. Securities and Exchange Commission on April 9, 2002, which has not yet been declared effective. GPC will pay additional interest on the Notes if it does not comply with certain of its obligations under the registration rights agreement.

Senior Secured Credit Facility

GPC is the borrower of the new senior secured credit facility (the Credit Facility). A syndicate of financial institutions serves as lenders, with Morgan Stanley Senior Funding, Inc. and Credit Suisse First Boston as the joint lead arrangers. The Credit Facility consists of a $275 million, five-year revolving credit facility, or the Revolver, and a $175 million, seven-year term loan, or the Term Loan. The Revolver will bear interest at various pricing options, including LIBOR plus a spread tied to GPC’s leverage, with a single principal payment due at maturity. The interest rate for the Revolver was 3.9% at March 31, 2002. The Term Loan will bear interest at various pricing options, including LIBOR plus 275 basis points, with principal amortization of 1% a year and the balance due at maturity. The interest rate for the Term Loan was 4.6% at March 31, 2002. The Credit Facility must also be prepaid with a cash flow recapture calculation, and with certain proceeds from asset sales, and debt or equity offerings. The Credit Facility is collateralized by first priority liens on all material assets of the Company and all of its domestic subsidiaries. The Credit Facility limits the Company’s ability to pay dividends other than permitted dividends on the preferred stock, and imposes limitations on the incurrence of additional debt, acquisitions, capital expenditures and the sale of assets.

The Company’s borrowings at March 31, 2002 and December 31, 2001 consist of the following (in thousands):

	March 31,	December 31,
	2002	2001
Seven-year term facility due 2009	$175,000	$—
Five-year revolving credit facility due 2007	53,600	—
8 5/8% senior subordinated notes due 2012	300,000	—
Five-year term facility due 2004	—	247,035
Revolving credit facility due 2004	—	222,750
10% subordinated notes due 2008	—	50,000
Other notes payable	5,599	5,974

Total	534,199	525,759
Less current maturities	3,948	37,373

Long-term maturities	$530,251	$488,386

In connection with the refinancing transactions, the Company incurred a non-cash charge in 2002 to write off its remaining unamortized debt issuance costs associated with the refinanced debt of $15.8 million, pretax, which has been reflected as an extraordinary loss in the accompanying income statement. If the Company continues to reduce LIBOR-based borrowings through increased cash flows, it may also incur a charge related to its existing interest rate swap agreements if they no longer qualify as a hedge of interest rate risk. On February 28, 2002, the Company terminated a $35 million notional value interest rate swap contract for $830,000 which is being amortized over the remaining life of the contract.

Note 4.    Asset Impairment and Restructuring Charges

Asset Impairment Charges

The Company recorded an asset impairment charge of $1.5 million in the quarter ended March 31, 2001 related to its Saratoga Springs, New York building. Operations of the Saratoga Springs plant were transferred to other GPC manufacturing locations and the building and real property were sold in June 2001 for cash proceeds of $3.4 million. No gain or loss was recognized on the June 2001 sale.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring Charges

The Company recorded restructuring charges totaling $2.4 million in the fourth quarter of 2001 in connection with the announced closure of the Newnan, Georgia plant. The restructuring charges relate to severance packages for 105 plant personnel that were communicated to employees in December 2001. The Company expects to shut down the plant’s operations during the third quarter of 2002 and sell the plant’s building and land. The Company expects to complete the Newnan restructuring plan by the end of 2002. No restructuring payments were made during the first quarter of 2002.

The Company recorded restructuring charges of $1.0 million in the first quarter of 2001 in continuance of the plan announced in the fourth quarter of 2000 that eliminated approximately 200 non-production positions across the Company. The total cost of the plan was approximately $5.0 million. The 2001 charge relates to severance packages that were communicated to employees in the first quarter of 2001. At March 31, 2002, this restructuring plan is complete.

The Company completed the closure of the Saratoga Springs plant and the transition of the plant’s business to other Company facilities by the end of 2000. Approximately $0.5 million of the restructuring charges recognized in 2000 relating to this plant closure were not necessary to meet severance obligations for the plant’s former employees and were reversed in the first quarter of 2001.

The following table summarizes accruals related to the Company’s restructuring activities during the first quarter of 2002 (in millions):

	2000 Saratoga Springs Closure	2000/2001 Reduction in Force	2001 Newnan Plant Closure	Totals
Balance, December 31, 2001	$0.1	$0.2	$2.4	$2.7
Cash paid	(0.1)	(0.2)	—	(0.3)

Balance, March 31, 2002	$0.0	$0.0	$2.4	$2.4

Note 5.    Gain on Sale of Assets

In the first quarter of 2001, a pre-tax gain of $3.6 million was recognized upon receipt of additional consideration for assets of the Company’s former developmental businesses.

Note 6.    Segment Information

The Company’s reportable segments are based on its method of internal reporting, which is based on product category. The Company has one reportable segment since 1999—Packaging. In addition, the Company’s holdings and operations outside the United States are nominal. Therefore, no additional segment information is provided herein.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Supplemental Information

GPC issued $300 million of senior subordinated notes on February 28, 2002. The senior subordinated notes are jointly and severally as well as fully and unconditionally guaranteed by GPIC and its other domestic subsidiaries. The Company’s foreign subsidiaries and a real estate development partnership do not guarantee the senior subordinated notes.

The accompanying supplemental financial information presents condensed consolidating financial statements of (a) Graphic Packaging Corporation (the Issuer); (b) Graphic Packaging International Corporation (the Parent); (c) the guarantor subsidiaries; (d) the nonguarantor subsidiaries; and (e) the Company on a consolidated basis.

GPC and GPIC were co-borrowers under the Company’s senior bank debt and subordinated debt agreements in effect prior to the refinancing transactions on February 28, 2002. Interest expense under these borrowing agreements was recorded by GPC. In addition, GPC incurred $2.5 million of quarterly interest expense in the three months ended March 31, 2002, pursuant to a $100 million intercompany loan from GPIC. In the three months ended March 31, 2001, GPC incurred $2.2 million of quarterly interest pursuant to the same intercompany note that totaled $92.7 million in 2001.

The following condensed consolidating financial statements are presented on the equity method. Under this method, investments in subsidiaries are recorded at cost and adjusted for the parent company’s share of the subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes. The elimination entries relate primarily to investments in subsidiaries, intercompany loans and other intercompany transactions.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATING INCOME STATEMENT
Three Months Ended March 31, 2002
(in thousands)

	Issuer	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$262,352	$—	$—	$1,372	$—	$263,724
Cost of goods sold	228,119	—	—	1,313	—	229,432

Gross profit	34,233	—	—	59	—	34,292
Selling, general and administrative expense	14,864	—	—	23	—	14,887
Equity in (earnings) loss of subsidiaries	(19)	6,231	(58)	—	(6,154)	—

Operating income (loss)	19,388	(6,231)	58	36	6,154	19,405
Interest (expense) income	(13,777)	2,500	—	(19)	—	(11,296)

Income (loss) before taxes and extraordinary item	5,611	(3,731)	58	17	6,154	8,109
Income tax (expense) benefit	(2,179)	1,446	(50)	21	(2,401)	(3,163)

Income (loss) before extraordinary item	3,432	(2,285)	8	38	3,753	4,946
Extraordinary loss on early extinguishment of debt, net of tax	(9,617)	—	—	—	—	(9,617)

Net income (loss)	(6,185)	(2,285)	8	38	3,753	(4,671)
Preferred stock dividends declared	—	(2,500)	—	—	—	(2,500)

Net income (loss) attributable to common shareholders	$(6,185)	$(4,785)	$8	$38	$3,753	$(7,171)

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATING INCOME STATEMENT
Three Months Ended March 31, 2001
(in thousands)

	Issuer	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$287,602	$—	$—	$842	$—	$288,444
Cost of goods sold	247,402	—	—	808	—	248,210

Gross profit	40,200	—	—	34	—	40,234
Selling, general and administrative expense	14,460	—	20	9	—	14,489
Goodwill amortization	5,169	—	—	—	—	5,169
Asset impairment and restructuring charges	2,000	—	—	—	—	2,000
Equity in (earnings) of subsidiaries	(2,399)	(2,351)	(17)	—	4,767	—

Operating income (loss)	20,970	2,351	(3)	25	(4,767)	18,576
Gain from sale of businesses and other assets	—	—	3,650	—	—	3,650
Interest (expense) income	(18,568)	2,155	274	14	—	(16,125)

Income before taxes	2,402	4,506	3,921	39	(4,767)	6,101
Income tax expense	(936)	(1,804)	(1,561)	(16)	1,897	(2,420)

Net income	1,466	2,702	2,360	23	(2,870)	3,681
Preferred stock dividends declared	—	(2,500)	—	—	—	(2,500)

Net income attributable to common shareholders	$1,466	$202	$2,360	$23	$(2,870)	$1,181

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET
At March 31, 2002
(in thousands)

	Issuer	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS

Current assets
Cash and cash equivalents	$573	$—	$—	$4,699	$—	$5,272
Accounts receivable, net	72,677	2,437	18	699	—	75,831
Inventories	98,759	—	—	389	—	99,148
Other assets	31,466	—	—	24,032	(23,970)	31,528

Total current assets	203,475	2,437	18	29,819	(23,970)	211,779
Properties, net	426,968	—	—	8,845	—	435,813
Goodwill, net	559,696	—	—	—	—	559,696
Other assets	31,531	549,050	3,564	18,076	(570,649)	31,572

Total assets	$1,221,670	$551,487	$3,582	$56,740	$(594,619)	$1,238,860

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt	$2,732	$—	$—	$1,216	$—	$3,948
Accounts payable	55,752	319	—	317	—	56,388
Other current liabilities	70,677	28,991	2,654	1,348	(23,970)	79,700

Total current liabilities	129,161	29,310	2,654	2,881	(23,970)	140,036
Long-term debt	628,265	—	—	235,268	(333,282)	530,251
Other long-term liabilities	68,655	1,772	4,355	78	587	75,447

Total liabilities	826,081	31,082	7,009	238,227	(356,665)	745,734

Shareholders’ equity:
Preferred stock	—	100,000	—	—	—	100,000
Common stock	—	324	1,829	1,540	(3,369)	324
Paid-in capital	428,467	186,990	234,067	(180,728)	(252,390)	416,406
Retained earnings (deficit)	(15,201)	233,091	(239,323)	(1,605)	17,805	(5,233)
Accumulated other comprehensive income (loss)	(17,677)	—	—	(694)	—	(18,371)

Total shareholders’ equity	395,589	520,405	(3,427)	(181,487)	(237,954)	493,126

Total liabilities and shareholders’ equity	$1,221,670	$551,487	$3,582	$56,740	$(594,619)	$1,238,860

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET
At December 31, 2001
(in thousands)

	Issuer	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS

Current assets
Cash and cash equivalents	$1,145	$976	$—	$4,645	$—	$6,766
Accounts receivable, net	56,560	1,987	93	834	—	59,474
Inventories	92,154	—	—	254	—	92,408
Other assets	33,101	—	—	24,024	(23,969)	33,156

Total current assets	182,960	2,963	93	29,757	(23,969)	191,804
Properties, net	434,549	—	—	9,163	—	443,712
Goodwill, net	559,696	—	—	—	—	559,696
Other assets	18,626	605,228	3,566	18,075	(611,372)	34,123

Total assets	$1,195,831	$608,191	$3,659	$56,995	$(635,341)	$1,229,335

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt	$36,156	$—	$—	$1,217	$—	$37,373
Accounts payable	58,110	534	—	358	—	59,002
Other current liabilities	59,929	33,286	2,730	1,500	(24,419)	73,026

Total current liabilities	154,195	33,820	2,730	3,075	(24,419)	169,401
Long-term debt	579,006	—	—	235,336	(325,956)	488,386
Other long-term liabilities	208,823	1,959	4,356	76	(141,314)	73,900

Total liabilities	942,024	35,779	7,086	238,487	(491,689)	731,687

Shareholders’ equity:
Preferred stock	—	100,000	—	—	—	100,000
Common stock	—	322	1,829	1,540	(3,369)	322
Paid-in capital	283,787	234,975	234,075	(180,753)	(154,335)	417,749
Retained earnings (deficit)	(8,993)	235,353	(239,331)	(1,643)	14,052	(562)
Accumulated other comprehensive income (loss)	(20,987)	1,762	—	(636)	—	(19,861)

Total shareholders’ equity	253,807	572,412	(3,427)	(181,492)	(143,652)	497,648

Total liabilities and shareholders’ equity	$1,195,831	$608,191	$3,659	$56,995	($635,341)	$1,229,335

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2002
(in thousands)

	Issuer	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$13,160	$1,451	$—	$54	$—	$14,665

Cash flows from investing activities:
Capital expenditures	(7,200)	—	—	—	—	(7,200)

Cash flows from financing activities:
Proceeds from borrowings	588,400	—	—	—	—	588,400
Repayment of debt	(579,799)	—	—	—	—	(579,799)
Payment of debt issuance costs	(15,133)	—	—	—	—	(15,133)
Preferred stock dividends paid	—	(2,500)	—	—	—	(2,500)
Common stock issuance and other	—	73	—	—	—	73

Net cash used in financing activities	(6,532)	(2,427)	—	—	—	(8,959)

Cash and cash equivalents:
Net increase (decrease)	(572)	(976)	—	54	—	(1,494)
Balance at beginning of period	1,145	976	—	4,645	—	6,766

Balance at end of period	$573	$—	$—	$4,699	$—	$5,272

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2001
(in thousands)

	Issuer	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$14,229	$2,630	$(3,650)	$226	$—	$13,435

Cash flows from investing activities:
Capital expenditures	(6,679)	—	—	—	—	(6,679)
Proceeds from sales of assets	—	—	3,650	—	—	3,650

Net cash provided by (used in) investing activities	(6,679)	—	3,650	—	—	(3,029)

Cash flows from financing activities:
Proceeds from borrowings	64,450	—	—	—	—	64,450
Repayment of debt	(72,000)	—	—	—	—	(72,000)
Preferred stock dividends paid	—	(2,500)	—	—	—	(2,500)
Common stock issuance and other	—	(130)	—	—	—	(130)

Net cash used in financing activities	(7,550)	(2,630)	—	—	—	(10,180)

Cash and cash equivalents:
Net increase	—	—	—	226	—	226
Balance at beginning of period	—	—	—	4,012	—	4,012

Balance at end of period	$—	$—	$—	$4,238	$—	$4,238

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the leading manufacturer of folding cartons in North America with an estimated 13% market share. Our business strategy is to maintain and improve our customer relationships and market leadership, while leveraging our low cost position.

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

Segment Information

Our reportable segments are based on our method of internal reporting, which is based on product category. Since January 1, 2000, we have operated principally in the United States and in only one reportable segment—Packaging.

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

We market our products directly to our customers through a relatively small internal sales force. Our top 20 customers, with whom we have long-term relationships, represent approximately 80% of our gross sales in the first quarter of 2002. Our competition includes other large national folding carton companies, as well as numerous smaller regional companies. We work to maintain our market share through quality, service, efficiency, innovation, competitive pricing and strategic sourcing to our customers.

In addition, we believe that we have the opportunity to expand the folding carton market by developing new products that can replace other types of packaging. Our research and development organization is closely involved with our customers in the development of new packaging alternatives.

Cost of Goods Sold.    Our costs of goods sold consist primarily of recycled paper fiber, purchased paperboard, ink, plastic films, resins and labor, which are all variable cost components. Energy is also a component of our costs, particularly for our Kalamazoo, Michigan recycled paperboard mill. Variable costs are estimated to be 80% and fixed costs to be 20% of total costs.

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

We have also taken steps to reduce our fixed manufacturing and corporate overhead (selling, general and administrative) costs. In addition to closing plants and moving equipment and business to other facilities, we have also undertaken downsizing initiatives to reduce fixed personnel costs and have begun to use the Six Sigma program to make our non-production business processes more cost effective.

Results of Operations

Net sales for the three months ended March 31, 2002 were $263.7 million, a decrease of $24.7 million, or 8.6%, compared to the first quarter of 2001. In contrast, sales for the three months ended March 31, 2001 were $288.4 million, an increase of $12.1 million, or 4.4%, compared to the same period in 2000. The 2001 increase would have been 8.2% after excluding $9.8 million of sales generated by the Malvern, Pennsylvania plant in the first quarter of 2000, which was sold in October 2000. In the first quarter of 2001 we enjoyed exceptionally strong sales to customers for one-time product promotions and new, value-added business. In the first quarter of 2002 our customers generally focused on managing their inventories as they faced an uncertain economy. This resulted in significantly lower orders from customers and, in some cases, temporary plant shutdowns by our customers and us in the first three months of 2002. Although this impacted us by reducing our sales volume, it did not impact our pricing, nor do we believe our market share with our customers changed.

Gross profit, as a percentage of net sales, was 13.0% for the first quarter of 2002. Gross profit, as a percentage of net sales, was 13.9% for the three months ended March 31, 2001, and 11.9% for the same period in 2000. Although the first quarter of 2002 was negatively impacted by lower sales, the Company’s system-wide optimization and restructuring activities and emphasis on cost control programs, like Six Sigma, have contributed to gross margin improvement since 2000.

Selling, general and administrative expenses were 5.6% of net sales for the three months ended March 31, 2002. In the first quarter of 2001, these expenses as a percentage of net sales were 5%. The increase is principally due to employee incentive programs and reduced sales. Our goal is to keep selling, general and administrative expense at or under 6% of net sales.

Interest expense decreased $4.8 million or 30% in the first quarter of 2002, compared to the first quarter of 2001. Contributing factors include lower debt balances and lower market interest rates.

The effective tax rate for the first quarter of 2002 was approximately 39%, compared to 40% in the first quarter of 2001. Because some of our goodwill amortization is nondeductible for tax purposes, our effective tax rate is lower as a result of implementing SFAS No. 142, which eliminated goodwill amortization expense for financial reporting purposes effective January 1, 2002. See Note 2 to the accompanying financial statements. The Company expects to maintain an effective tax rate of approximately 39% for the remainder of 2002.

Asset Impairment and Restructuring Charges

We review the relative cost effectiveness of our Company’s assets, including plant facilities and equipment, and the deployment of human resources across all functions while integrating acquisitions and responding to pressures on margins from industry conditions. As a result, we have closed plants and downsized our workforce with the goal of maximizing our profits and optimizing our resources.

Asset Impairment Charges

We recorded an asset impairment charge of $1.5 million in the quarter ended March 31, 2001 related to our Saratoga Springs, New York building. Operations of the Saratoga Springs plant were transferred to other GPC manufacturing locations and the building and real property were sold in June 2001 for cash proceeds of $3.4 million. No gain or loss was recognized on the June 2001 sale.

Restructuring Charges

We recorded restructuring charges totaling $2.4 million in the fourth quarter of 2001 in connection with the announced closure of the Newnan, Georgia plant. The Newnan plant is more expensive to operate than other plants in our system and produces margins below our expectations. The plant’s business will be transferred to other plants in our system. The restructuring charges relate to severance packages for 105 plant personnel that were communicated to employees in December 2001. We expect to shut down the plant’s operations during the third quarter of 2002 and sell the plant’s building and land. We expect to complete the Newnan restructuring plan by the end of 2002. No restructuring payments were made during the first quarter of 2002.

We recorded restructuring charges of $1.0 million in the first quarter of 2001 in continuance of the plan announced in the fourth quarter of 2000 that eliminated approximately 200 non-production positions across the Company. The total cost of the plan was approximately $5.0 million. The 2001 charge relates to severance packages that were communicated to employees in the first quarter of 2001. At March 31, 2002, this restructuring plan is complete.

We completed the closure of the Saratoga Springs plant and the transition of the plant’s business to other Company facilities by the end of 2000. Approximately $0.5 million of the restructuring charges recognized in 2000 relating to this plant closure were not necessary to meet severance obligations for the plant’s former employees and were reversed in the first quarter of 2001.

The following table summarizes accruals related to all of our restructuring activities during the first quarter of 2002 (in millions):

	2000 Saratoga Springs Closure	2000/2001 Reduction in Force	2001 Newnan Plant Closure	Totals
Balance, December 31, 2001	$0.1	$0.2	$2.4	$2.7
Cash paid	(0.1)	(0.2)	—	(0.3)

Balance, March 31, 2002	$0.0	$0.0	$2.4	$2.4

Gain on Sale of Assets

In the first quarter of 2001, a pre-tax gain of $3.6 million was recognized upon receipt of additional consideration for assets of our former developmental businesses.

Financial Resources and Liquidity

Our liquidity is generated from both internal and external sources and is used to fund short-term working capital needs, capital expenditures, preferred stock dividends and acquisitions.

Capital Structure

On February 28, 2002, we refinanced our existing senior bank credit facility with a private placement of $300 million of senior subordinated notes, carrying interest at 8 5/8%, payable semi-annually and due in 2012, and a new $450 million senior bank credit facility. We collectively refer to these transactions as the “Refinancing Transactions”.

We intend to fund future working capital needs, capital expenditures, preferred stock dividends and acquisitions through cash flow generated from operations and borrowings under our new senior bank credit facility. GPC is the borrower under the new senior bank credit facility and the senior subordinated notes, and GPIC has guaranteed the loans. The new senior bank credit facility consists of a $275 million, five-year revolving credit facility, or the Revolver, and a $175 million, seven-year term loan, or the Term Loan. The Revolver bears interest at various pricing options, including LIBOR plus a spread tied to our leverage, with a single principal payment due at maturity. The interest rate for the Revolver was 3.9% at March 31, 2002. The Term Loan bears interest at various pricing options, including LIBOR plus 275 basis points, with principal amortization of 1% a year and the balance due at maturity. The interest rate for the Term Loan was 4.6% at March 31, 2002. The facilities must also be prepaid with a cash flow recapture calculation, and with certain proceeds from asset sales, and debt or equity offerings. The facility is collateralized by first priority liens on all material assets of the Company and all of its domestic subsidiaries. The facility limits the Company’s ability to pay dividends other than permitted dividends on the preferred stock, and imposes limitations on the incurrence of additional debt, acquisitions, capital expenditures and the sale of assets.

We used the net proceeds from the Refinancing Transactions to repay our existing bank debt, to repurchase our existing $50 million of subordinated notes at par, and to pay related interest, fees and expenses.

In connection with the Refinancing Transactions, we incurred a non-cash charge in 2002 to write off our remaining unamortized debt issuance costs associated with the refinanced debt. These costs amounted to $15.8, pretax, at February 28, 2002. If we continue to reduce LIBOR-based borrowings through increased cash flows, we may also incur a charge related to our existing interest rate swap agreements if they no longer qualify as a hedge of interest rate risk. On February 28, 2002, we terminated a $35 million notional value interest rate swap contract for $830,000 that we are amortizing over the remaining life of the swap contract. At March 31, 2002, we had $190 million notional value of interest rate swap agreements, which had a negative fair value of $4.4 million.

Our borrowings at March 31, 2002 and December 31, 2001 consist of the following (in thousands):

	March 31, 2002	December 31, 2001
Seven-year term facility due 2009	$175,000	$—
Five-year revolving credit facility due 2007	53,600	—
8 5/8% senior subordinated notes due 2012	300,000	—
Five-year term facility due 2004	—	247,035
Revolving credit facility due 2004	—	222,750
10% subordinated notes due 2008	—	50,000
Other notes payable	5,599	5,974

Total	534,199	525,759
Less current maturities	3,948	37,373

Long-term maturities	$530,251	$488,386

Our maturities of long-term debt as of March 31, 2002 are as follows (in thousands):

2002	$3,948
2003	1,931
2004	1,928
2005	1,900
Thereafter	524,492

$534,199

We maintain an interest rate risk-management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in interest rates. Our specific goals are to (1) manage interest rate sensitivity by modifying the re-pricing or maturity characteristics of some of our debt and (2) lower (where possible) the cost of our borrowed funds. In accordance with our interest rate risk-management strategy, we had contracts in place at March 31, 2002 to hedge the interest rates on all of our variable rate borrowings in the form of swap agreements on $190 million of borrowings and cap agreements on $350 million of borrowings. The swap agreements lock in an average LIBOR rate of 6.6%, $150 million of the caps provide upside protection to us if LIBOR moves above 6.75% and $200 million of the caps provide upside protection to us if LIBOR moves above 8.13%. The hedging instruments expire in 2002.

Our capital structure also includes $100 million of Series B preferred stock, issued on August 15, 2000. The Series B preferred stock is convertible into shares of our common stock at $2.0625 per share and is entitled to receive a dividend payable quarterly at an annual rate of 10%. We may redeem the Series B preferred stock beginning on August 15, 2005 at 105% of par. This premium decreases by 1% per year until August 15, 2010, at which time we can elect to redeem the shares at par. The Series B preferred stock has a liquidation preference over our common stock and is entitled to one vote for every two shares held on an as-converted basis.

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

We currently expect that cash flows from operations and borrowings under our new credit facility will be adequate to meet our needs for working capital, temporary financing for capital expenditures and debt repayments for the foreseeable future. Our working capital position (including current maturities of long term debt) at March 31, 2002 was $71.7 million, and $216.3 million was available under our revolving credit facility.

We expect our capital expenditures for 2002 to be approximately $40 million, and expect to fund our capital requirements with net cash from operations.

Inflation

The impact of inflation on our financial position and results of operations has been minimal and is not expected to adversely affect future results.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of May 1, 2002, the Company’s capital structure includes $214.6 million of debt that bears interest based upon an underlying rate that fluctuates with short-term interest rates, specifically LIBOR. The Company has entered into interest rate swap agreements that lock LIBOR at 5.94% on $65 million of borrowings and 6.98% on $125 million of its borrowings. In addition, the Company has interest rate contracts that cap the LIBOR interest rate at 8.13% on $200 million of borrowings and 6.75% for $150 million of borrowings. With the Company’s interest rate protection contracts, a 1% rise in interest rates would impact annual pre-tax results by approximately $0.3 million.

Factors That Mav Affect Future Results

Certain statements in this document constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include words such as “anticipate”, “estimate,” “expect”, “project”, “intend,” “plan”, “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, a) we are dependent on key customers and strategic relationships, and the loss of key customers or these relationships could adversely affect our business, financial condition and results of operations; b) we face intense competition and, if we are unable to compete successfully against other manufacturers of folding cartons, we could lose customers and our revenues may decline; c) we have made acquisitions, which entail certain risks, and may do so again in the future, and we cannot guarantee that we will realize the expected benefits from future acquisitions or that our existing operations will not be harmed as a result of any such acquisitions; d) price fluctuations in raw materials and energy costs could adversely affect our manufacturing costs and ability to obtain the materials we need to manufacture our products; e) we may not be able to adequately protect our intellectual property and proprietary rights, which could harm our future success and competitive position; f) we are subject to environmental laws and other governmental regulations, and costs related to compliance with, or any liability for failure to comply with, existing or future laws and regulations which could adversely affect our business, financial condition and results of operations; g) our business may be adversely impacted by work stoppages and other labor relations matters; h) we may encounter difficulties in our restructuring and reorganization efforts, which could prevent us from accommodating our existing business and capturing new business; i) capital expenditures might be higher than planned due to unexpected requirements or opportunities; j) various Coors family trusts own a significant interest in us and may exercise their control in a manner detrimental to our other investors’ interests; k) terrorist attacks, such as those that occurred on September 11, 2001, and acts of bioterrorism have contributed to economic instability in the United States and further acts of terrorism, bioterrorism, violence or war could affect the markets in which we operate, our business operations, our expectations and other forward-looking statements contained in this document; 1) we may be subject to losses that might not be covered in whole or in part by existing insurance coverage, and these uninsured losses could adversely affect our business, financial condition and results of operations; m) selling, general and administrative costs might increase based on adding more staff and programs, and general cost increases; n) we may be exposed to higher than predicted interest rates on the unhedged portion of our debt and on any new debt we might incur; o) if we are unable to meet the financial covenants on our debt, we could be subject to higher interest rates or possible default; and p) we may not be able to maintain our effective tax rate due to the current and future tax laws, our ability to identify and use our tax credits and other factors.

These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 3 1, 2001. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments necessary to summarize fairly the Company’s financial position and results of operations. Except for certain reclassifications made to consistently report the information contained in the financial statements, all adjustments made to the interim financial statements presented are of a normal recurring nature. The results of operations for the first quarter ended March 31, 2002, may not be indicative of results that may be expected for the year ending December 31, 2002.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On February 19, 2002, Chinyun Kim filed a putative class action claim in District Court, Jefferson County, Colorado against the Company and certain of its shareholders and directors. The Complaint alleges that the defendants breached their fiduciary duties in connection with the issuance on August 15, 2000, of the Company’s Series B Preferred Stock to the Grover C. Coors Trust. The Complaint seeks to rescind the sale of the Series B Preferred Stock, unspecified damages and costs and attorney’s fees. The Company intends to vigorously defend against these claims and, on April 30, 2002, filed a motion to dismiss.

Item 6.    Exhibits and Reports on Form S-K

(a)  Exhibits:

Exhibit Number	Document Description

4.7
Indenture, dated as of February 28, 2002, as amended by the First Supplemental Indenture, dated as of April 9, 2002, by and among Graphic Packaging Corporation, as issuer, the Guarantors Named Therein, and Wells Fargo Bank Minnesota, National Association, as Trustee. (Incorporated by reference to Graphic Packaging Corporation Form S-4 tiled April 9, 2002.)

4.8	The form of Senior Subordinated Guarantee is included as Exhibit A to the form of New Note included as Exhibit A to the Indenture included as Exhibit 4.7 hereto.

4.9
Registration Rights Agreement, dated February 28, 2002, by and among Credit Suisse First Boston Corporation, Morgan Stanley & Co. Incorporated, Graphic Packaging International Corporation and Graphic Packaging Corporation. (Incorporated by reference to Graphic Packaging Corporation Form S-4 filed April 9, 2002.)

4.10	The Form of New Note is included as Exhibit A to the Indenture included as Exhibit 4.7 hereto.

4.11
Purchase Agreement, dated February 14, 2002, by and among Graphic Packaging International Corporation, Graphic Packaging Corporation, Credit Suisse First Boston Corporation and Morgan Stanley & Co. Incorporated. (Incorporated by reference to Graphic Packaging Corporation Form S-4 filed April 9, 2002.)

4.12
Amendment No. 1 to Purchase Agreement, dated February 21, 2002, by and among Graphic Packaging International Corporation, Graphic Packaging Corporation, Credit Suisse First Boston Corporation, Morgan Stanley & Co. Incorporated, ABN Ambro Incorporated, U.S. Bancorp Piper Jaffray Inc., and Wells Fargo Brokerage Services, LLC. (Incorporated by reference to Graphic Packaging Corporation Form S-4 filed April 9, 2002.)

10.0
Credit Agreement, dated as of February 28, 2002, among Graphic Packaging International Corporation, Graphic Packaging Corporation, as the Borrower, Various Financial Institutions from Time to Time Parties Hereto, as the Lenders, Morgan Stanley Senior Funding, Inc., as the Administrative Agent for the Lenders, Credit Suisse First Boston, as the Syndication Agent for the Lenders, and LaSalle Bank National Association, US Bank National Association, and Wells Fargo Bank, N.A., as Co-Documentation Agents, and Morgan Stanley Senior Funding, Inc., and Credit Suisse First Boston as Lead Arrangers and Book Runners. (Incorporated by reference to Graphic Packaging Corporation Form S-4 filed April 9, 2002.)

10.15
Form of Employment Agreement entered into by and between the Following Individuals: Jeffrey H. Coors, David W. Scheible, Jill B.W. Sisson, Marsha C. Williams and Luis E. Leon. (Incorporated by reference to Graphic Packaging Corporation Form S-4 filed April 9, 2002.)

(b)  Reports on Form 8-K

On February 1, 2002, the Company filed a Current Report on Form 8-K disclosing its plans to privately place subordinated debt and to announce its February 22, 2002 conference call to discuss 2001 results.

On February 22, 2002, the Company filed a Current Report on Form 8-K disclosing its 2001 results and to announce the completion of pricing of its $300 million subordinated notes.

On March 28, 2002, the Company filed a Current Report on Form 8-K disclosing a shareholder lawsuit filed against the Company and certain of its shareholders and directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 15, 2002	By:	/s/ LUIS E. LEON
Luis E. Leon (Chief Financial Officer)

Date:	May 15, 2002	By:	/s/ JOHN S. NORMAN
John S. Norman (Vice President and Controller)