Form 10-K/A
period 2001-12-31
GRAPHIC PACKAGING INTERNATIONAL CORP
filed 2002-07-30
CIK 892793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Title of each class
$.01 par value Common Stock
Name of each exchange on which registered
New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

        As of February 14, 2002, there were 32,358,977 shares of common stock outstanding. The aggregate market value of such shares, other than shares held by persons who may be deemed affiliates of the registrant, was $87,189,000.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Proxy Statement filed in connection with the 2002 Annual Meeting of Shareholders is incorporated by reference into Part III.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION.

ANNUAL REPORT ON FORM 10-K/A
December 31, 2001

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

This amended Annual Report on Form 10-K/A amends and restates in its entirety Graphic Packaging International Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as of the date of filing the original Form 10-K, March 12, 2002. This amended Annual Report on Form 10-K/A speaks as of the end of the fiscal year 2001 or as of the date of filing the original Annual Report on Form 10-K, as required by Form 10-K, and does not update any of the statements contained therein. This amended Annual Report on Form 10-K/A contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that were made at the time the original Form 10-K was filed on March 12, 2002. Actual results could differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undo reliance on these forward-looking statements, which speak only as of the date the original Form 10-K was filed. As used in this Form 10-K/A, unless otherwise indicated or the context otherwise requires, (i) the terms “Graphic Packaging,” “we,” “us,” and “our” refer to Graphic Packaging International Corporation and its subsidiaries, and (ii) the term “GPIC” refers to Graphic Packaging International Corporation.

PART I

ITEM 1.     BUSINESS

We are a manufacturer of packaging products used by consumer product companies as primary packaging for their end-use products. Our executive offices are located at 4455 Table Mountain Drive, Golden, Colorado 80403. Our telephone number is (303)215-4600.

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

(b)    Financial Information about Industry Segments, Foreign Operations and Foreign Sales

Our reportable segments are based on our method of internal reporting, which is based on product category. Since 1999, we have operated principally in the United States and in only one reportable segment—“Packaging.” Our “Other” segment in 1999 includes a real estate development partnership, a majority interest in a group of solar electric distribution companies prior to their August 3, 1999 sale and, prior to March 1999, several technology-based businesses. Segment information for 1999 and geographical disclosures are presented in the footnotes to our financial statements.

(c)    Narrative Description of Business

Overview

We are the leading manufacturer of folding cartons in North America with an estimated 13% market share, according to a Corrugated and Paperboard Boxes study, dated February 2002, prepared by The Freedonia Group, Inc. We have achieved our leadership position by focusing our operations exclusively on the folding carton market segment of the fiber-based product packaging industry. Over the past several years, we have outpaced sales growth in our industry by delivering to our customers innovative products, superior value, product variety and strong customer service at a competitive price. In addition, through our advanced technology, process improvements and plant and press optimization, we believe we are the lowest cost producer of folding cartons in North America.

We sell our products primarily to major consumer product manufacturers in non-cyclical industries such as food and beverage providers. In particular, our products are used in the following end-use markets:

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

Industry

We estimate that the folding carton industry had total sales of approximately $8.6 billion in 2001, with the five largest producers accounting for more than 50% of this amount. Folding carton packaging is used to package various consumer products including pharmaceuticals, tobacco products, hardware, confectionaries, food products and beverages. Folding cartons do not include corrugated “brown boxes”, which are typically used for shipping and transporting products in bulk. Folding cartons generally serve the dual purpose of protecting non-durable goods during shipping and distribution, and attracting consumer attention to the product. As printing technologies have improved, the marketing function of folding cartons has become increasingly important as consumer products companies rely more heavily on the retail promotional value of product packaging.

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

Competition

A relatively small number of large competitors comprise a significant portion of the folding carton segment of the fiber-based product packaging industry. Our major U.S. competitors include Caraustar Industries, Inc., Field Container Company, L.P., Gulf States Paper Corporation, Rock-Tenn Company and Smurfit-Stone Container Corporation.

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

Environmental Matters

We operate in a number of locations throughout the United States and Canada. Our operations are subject to extensive regulation by various federal, state, provincial and local agencies concerning compliance with environmental control statutes and regulations. These regulations impose limitations, including effluent and emission limitations, on the discharge of materials into the environment and require us to obtain and operate in compliance with the conditions of permits and other governmental authorizations. As such, our operations must comply with regulations relating to emissions of regulated air contaminants, discharges of wastewater and stormwater, hazardous waste generation and associated emergency planning requirements. Future regulations could materially increase our capital requirements and certain operating expenses in future years.

In the ordinary course of business we are continually upgrading and replacing equipment to comply with air quality and other environmental standards. For example, under Section 126 of the Clean Air Act, non-electrical generating units with heat input potentials exceeding certain limits are required to meet certain nitrogen oxide emission limits and must contain emission monitoring equipment. The Kalamazoo mill has one boiler that may be impacted by the requirement. Improvements to the plant necessary to ensure compliance are expected to cost less than $1.0 million. The estimated capital expenditures for 2002 for these and similar environmental projects total $2.2 million.

We have been notified that we may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or similar laws with respect to the remediation of certain sites where hazardous substances have been released into the environment. We cannot predict with certainty the total costs of remediation, our share of the total costs, the extent to which contributions will be available from other parties, the amount of time necessary to complete the remediation or the availability of insurance. However, based on the investigations to date, we believe that any liability with respect to these sites would not be material to our financial condition or the results of our operations, without consideration for insurance recoveries. There can be no certainty, however, that we will not be named as a potentially responsible party at additional sites or be subject to other environmental matters in the future or that the costs associated with those additional sites or matters would not be material.

In addition, we have received demands arising out of alleged contamination of various properties currently or formerly owned by us. Management believes that none of these claims will result in liability that would materially affect our financial position or results of operations.

Other Businesses

GPIC’s non-packaging businesses have been sold and have not been reported as a segment since 1999. The primary historical areas of focus of the other businesses have been distribution of solar electric systems (Golden Genesis), real estate development (Golden Equities), and corn-wet milling, food additives and other research and development products (Golden Technologies). Our interest in Golden Genesis was sold on August 3, 1999, Golden Equities has disposed of the majority of its real estate holdings, the corn-wet milling operation was sold in January 1999 and the remaining research and development and food additive businesses were sold in 2000. Therefore, Other segment information generally represents the final operating results of businesses disposed of before the end of 1999.

Employees

At December 31, 2001, we had approximately 4,300 full-time employees. We consider our employee relations to be satisfactory.

ITEM 2.     PROPERTIES

We believe that our facilities are well maintained and suitable for their respective operations. Our operating facilities are not constrained by capacity issues although, from time to time, we lease additional warehouse space and sales offices throughout North America on an as needed basis. The table below lists our plants and most other physical properties and their locations and general character:

Location	Facility	Character
Boulder, Colorado(1)(2)	Manufacturing	Converting Operations
Bow, New Hampshire	Manufacturing	Converting Operations/Offices
Centralia, Illinois	Manufacturing	Converting Operations
Charlotte, North Carolina	Manufacturing	Converting Operations
Fort Smith, Arkansas	Manufacturing	Converting Operations
Garden Grove, California	Manufacturing	Converting Operations
Golden, Colorado	Manufacturing/ Company Headquarters	Converting Operations/ Research and Development Office/Administration
Gordonsville, Tennessee	Manufacturing	Converting Operations
Kalamazoo, Michigan	Manufacturing	Converting Operations
Kalamazoo, Michigan	Manufacturing	Paperboard Mill
Kendallville, Indiana	Manufacturing	Converting Operations
Lawrenceburg, Tennessee	Manufacturing	Converting Operations
Lumberton, North Carolina	Manufacturing	Converting Operations
Menasha, Wisconsin	Manufacturing	Converting Operations/ Research and Development
Mississauga, Ontario(1)	Manufacturing	Converting Operations/ Research and Development
Mitchell, South Dakota	Manufacturing	Converting Operations
Newnan, Georgia(2)	Manufacturing	Converting Operations
Portland, Oregon	Manufacturing	Converting Operations
Richmond, Virginia	Manufacturing	Converting Operations
Wausau, Wisconsin	Manufacturing	Converting Operations

(1)	Leased facility.
(2)	Facility closing in 2002.

ITEM 3.     LEGAL PROCEEDINGS

In the ordinary course of business, we are subject to various pending claims, lawsuits and contingent liabilities, including claims by current or former employees. In each of these cases, we are vigorously defending against them. Although the eventual outcome cannot be predicted, we do not believe that disposition of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In connection with the resale of our aluminum business in 1999, we guaranteed accounts receivable owed by the former owner of the business. After the resale, the former owner refused to pay the amounts owed, equal to $2.4 million. Pursuant to the terms of the resale agreement, we paid this amount and sued the former owner in the United States District Court for the District of Colorado. The former owner counterclaimed for an additional $11 million for certain spare parts, and we claimed an additional $14.3 million in overpayment for raw materials to run the business prior to resale. The parties have filed motions for summary judgment. We do not believe that the result of this litigation will have a material adverse effect on the consolidated financial position, results of operations or cash flows.

On April 14, 2000 Lemelson Medical, Education & Research Foundation sued our company and 75 other defendants in the United States District Court for the District of Arizona for unspecified damages for alleged infringement of certain patents relating to “machine vision” and “automatic identification.” This is one of a series of cases brought against 430 defendants and has been stayed pending a determination of a lawsuit for noninfringement brought by equipment manufacturers which utilize the technology. We believe, based upon the advice of counsel, that the Lemelson patents are invalid and therefore the litigation against us will not have a material adverse effect on our financial position or results of operations.

In July 1999, Cinergy Resources, Inc. and the Cincinnati Gas & Electric Company sued us in Warren County, Ohio Court of Common Pleas claiming approximately $651,000, plus interest, fees and costs, for gas supplied to the Company’s Franklin, Ohio facility. This facility was part of the flexible packaging business which was sold in September 1999. Cinergy claimed that, due to an improperly installed meter, we were not billed for actual gas consumption. In February 2002, we settled the claims for $312,500.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2001.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the New York Stock Exchange under the symbol “GPK.” The historical range of the high and low sales price per share for each quarter of 2001 and 2000 was as follows:

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

On February 14, 2002, there were approximately 2,250 shareholders of record of our common stock.

ITEM 6.     SELECTED FINANCIAL DATA

The following table sets forth certain of our historical consolidated financial information. You should read the following selected consolidated financial information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements.

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Income Statement Data:
Net sales(1)	$1,112,535	$1,102,590	$850,155	$691,777	$426,261
Cost of goods sold	960,258	963,979	721,350	567,533	332,653

Gross profit	152,277	138,611	128,805	124,244	93,608
Selling, general and administrative expense	62,874	61,134	73,357	68,248	67,227
Goodwill amortization	20,649	20,634	13,276	7,785	3,209
Asset impairment and restructuring charges	8,900	5,620	7,813	21,391	21,880

Operating income (loss)	59,854	51,223	34,359	26,820	1,292
Gain from sale of businesses and other assets(2)	3,650	19,172	30,236	—	—
Interest expense	(52,811)	(82,071)	(34,240)	(16,616)	(2,950)

Income (loss) from continuing operations before income taxes and extraordinary item	10,693	(11,676)	30,355	10,204	(1,658)
Income tax (expense) benefit	(4,257)	4,678	(11,945)	(4,751)	(614)

Income (loss) from continuing operations before extraordinary item	6,436	(6,998)	18,410	5,453	(2,272)
Income from discontinued operations, net of tax(3)	—	—	9,181	15,812	29,988
Extraordinary loss, net of tax(4)	—	—	(2,332)	—	—

Net income (loss)	6,436	(6,998)	25,259	21,265	27,716
Preferred stock dividends declared	(10,000)	(3,806)	—	—	—

Net income (loss) attributable to common shareholders	$(3,564)	$(10,804)	$25,259	$21,265	$27,716

Income (loss) from continuing operations per common share:
Basic	$(0.11)	$(0.37)	$0.65	$0.19	$(0.08)
Diluted	(0.11)	(0.37)	0.64	0.19	(0.08)
Weighted average shares outstanding:
Basic	31,620	29,337	28,475	28,504	28,118
Diluted	31,620	29,337	28,767	29,030	28,118
Other Data:
Depreciation and goodwill amortization(5)	79,406	83,094	56,284	37,531	24,008
Capital expenditures(5)	31,884	30,931	75,858	51,572	27,401

	At December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$6,766	$4,012	$15,869	$26,196	$52,475
Working capital	22,403	36,640	(107,224)	152,544	158,551
Working capital, excluding current maturities of debt	59,776	95,282	292,776	238,844	158,551
Total assets	1,229,335	1,332,518	1,643,171	846,022	642,880
Total debt	525,759	640,672	1,021,097	275,881	103,326
Total shareholders’ equity(6)	497,648	515,151	423,310	447,955	430,531

(1)
Net sales in 2001 are from folding carton sales. Net sales from folding cartons, as opposed to sales of flexible packaging and other businesses disposed of in prior periods, totaled $1,071.9 million in 2000, $691.3 million in 1999, $468.3 million in 1998 and $202.1 million in 1997.

(2)	We disposed of two businesses and several non-core assets during the periods presented:

(in thousands)
Pre-tax Gains:
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

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS

Overview

We are the leading manufacturer of folding cartons in North America with an estimated 13% market share, according to a Corrugated and Paperboard Boxes study, dated February 2002, prepared by The Freedonia Group, Inc. Our business strategy is to maintain and improve our customer relationships and market leadership, while leveraging our low cost position.

GPIC was incorporated in Colorado in August 1992 as a holding company for the packaging, ceramics, aluminum and developmental businesses formerly owned by ACCo. In December 1992, ACCo distributed to its shareholders all outstanding shares of GPIC’s stock. During our initial years, we operated packaging, ceramics, aluminum and various developmental businesses. Through various acquisitions and divestitures, a spin-off and other transactions, we are now strategically focused on the folding carton segment of the fiber-based product packaging industry.

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

Factors That Impact Our Business

Sales.    We sell our products primarily to major consumer product manufacturers in non-cyclical industries, such as food and beverage providers. Sales are driven primarily by consumer buying habits in the markets our customers serve. New product introductions and promotional activity by our customers, and our introduction of innovative packaging solutions, also impact our sales.

Our products are used in the following end-use markets:

•	food—cereal; desserts; frozen and microwave foods; pet foods; prepared foods; snacks; and food service products;

•	household products—dishwasher and laundry detergent; sporting goods; healthcare; and tissues and papers;

•	beverage—bottle and can carriers and cases; and

•	tobacco—fliptop boxes and cartons.

We market our products directly to our customers through a relatively small internal sales force. Our top 20 customers represent approximately 79% of our gross sales. Our competition includes other large national folding carton companies, as well as numerous smaller regional companies. Our primary competitors include: Caraustar Industries, Inc., Field Container Company, L.P., Gulf States Paper Corporation, Rock-Tenn Company and Smurfit-Stone Container Corporation. We work to maintain our market share through efficiency, innovation and strategic sourcing to our customers.

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

In light of rising margin pressure throughout our industry, we have aggressively reduced costs. We have controlled costs in our converting facilities by coordinating and determining the optimal configuration of equipment among our facilities. A substantial portion of our production is centrally planned and can be allocated among different plants in the system in order to take advantage of equipment optimization, capacity scheduling, staffing and freight. Our ability to work as an integrated business, as opposed to different units, has given us opportunities to reduce production overhead costs and to take advantage of economies of scale in purchasing, customer service, freight and other areas common to all of our facilities. Our newest initiative to reduce our variable manufacturing costs is our recent introduction of a company-wide Six Sigma process. The term “Six Sigma” refers to a measure of business capability. A company that performs at a Six Sigma level has demonstrated one of the following:

1.	the amount of variation in its process is so tightly controlled that there are six standard deviations between the mean and the nearest customer specification (upper and lower control limit); or

2.	the company produces products with a defect rate of not more than 3.4 defects for every 1 million opportunities.

To achieve Six Sigma, we identify and address the Cost of Poor Quality in both the manufacturing and transactional processes through a disciplined project methodology (Measure, Analyze, Improve, and Control) executed by skilled project leaders called Black Belts and Green Belts.

We have also taken steps to reduce our fixed manufacturing and corporate overhead costs, consisting of selling, general and administrative costs. In addition to closing plants and moving equipment and business to other facilities, we have also undertaken downsizing initiatives to reduce fixed personnel costs and are exploring ways to use the Six Sigma program to make our non-production business processes more cost effective.

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

The following table summarizes accruals related to our restructurings (in millions):

	1999 Plant Rationalization Plan	2000 S/Springs Plant Closure	2000 Perrysburg Plant Closure	2000/2001 Reduction In Force	2001 Newnan Plant Closure	Totals
Balance, December 31, 1998	$1.8	$—	$—	$—	$—	$1.8
1999 restructuring charges	1.9	—	—	—	—	1.9
Cash paid	(1.8)	—	—	—	—	(1.8)

Balance, December 31, 1999	1.9	—	—	—	—	1.9
2000 restructuring charges, net of reversals	(0.8)	3.4	—	3.0	—	5.6
2000 restructuring—Perrysburg	—	—	1.3	—	—	1.3
Cash paid	(1.0)	(2.0)	(0.7)	(0.1)	—	(3.8)

Balance, December 31, 2000	0.1	1.4	0.6	2.9	—	5.0
2001 restructuring charges, net of reversals	—	(0.5)	—	2.0	2.4	3.9
Transfer of enhanced benefits to pensionliabilities	—	—	—	(2.2)	—	(2.2)
Cash paid	(0.1)	(0.8)	(0.6)	(2.5)	—	(4.0)

Balance, December 31, 2001	$—	$0.1	$—	$0.2	$2.4	$2.7

Gain from Sale of Businesses and Other Assets

We disposed of two businesses and several non-core assets during 2001, 2000 and 1999, for which the following pre-tax gains were recognized:

Intangible Assets
(in thousands)
2001:
Cash proceeds	$3,650
Net book value	—

Gain recognized	$3,650

	Malvern Plant	Intangible Assets	Other Long-lived Assets	Total
	(in thousands)
2000:
Cash proceeds	$35,000	$5,407	$2,600	$43,007
Net book value	(23,635)	—	(200)	(23,835)

Gain recognized	$11,365	$5,407	$2,400	$19,172

	Flexible Plants	Golden Genesis	Total
	(in thousands)
1999:
Cash proceeds	$105,000	$20,800	$125,800
Net book value	(82,300)	(13,264)	(95,564)

Gain recognized	$22,700	$7,536	$30,236

Interest Expense

Interest expense for 2001, 2000 and 1999 was $52.8 million, $82.1 million and $34.2 million, respectively. The decrease in 2001 reflects lower debt levels, as well as lower market interest rates and improvements in our interest rate spreads. The increase in 2000 was due to additional financing to acquire Fort James Corporation’s folding carton operations on August 2, 1999. Interest expense of $16.0 million was allocated to the discontinued operations of CoorsTek in 1999, based upon CoorsTek’s $200.0 million allocation of total consolidated debt at the time of the spin-off for 1999. We capitalized interest of $1.8 million, $1.1 million and $2.0 million in 2001, 2000 and 1999, respectively. Capitalized interest primarily related to the construction of our Golden, Colorado facility and our new enterprise resource planning system in 2001 and 2000. In accordance with our interest rate risk-management policies, we had contracts in place at December 31, 2001 to hedge the interest rates on all of our variable rate borrowings. In 2001, we incurred interest expense of $4.8 million related to these contracts, and in 2000 and 1999 we incurred $0.3 and $2.1 million less interest expense, respectively, as a result of these contracts.

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

Liquidity and Capital Resources

We generate our liquidity from both internal and external sources and use it to fund our short-term working capital needs, capital expenditures (estimated to be $40 million in 2002), preferred stock dividends and acquisitions.

On February 28, 2002, we refinanced our existing senior bank credit facility with a private placement of $300.0 million senior subordinated notes, carrying interest at 8 5/8%, payable semi-annually and due in 2012, and a new $450.0 million senior bank credit facility. We collectively refer to these transactions as the “Refinancing Transactions”.

We intend to fund future working capital needs, capital expenditures, preferred stock dividends and acquisitions through cash flow generated from operations and borrowings under our new senior bank credit facility. Graphic Packaging Corporation (“GPC”), a wholly owned subsidiary of GPIC, is the borrower under the new senior bank credit facility and the senior subordinated notes, and GPIC has guaranteed the loans. The new senior bank credit facility consists of a $275.0 million, five-year revolving credit facility, or the Revolver, and a $175.0 million, seven-year term loan, or the Term Loan. The Revolver will bear interest at LIBOR plus a spread tied to our leverage, with a single principal payment due at maturity. At February 28, 2002, the Revolver’s interest rate was 5.75%. The Term Loan will bear interest at LIBOR plus 275 basis points, with principal amortization of 1% a year and the balance due at maturity. At February 28, 2002, the Term Loan’s interest rate was 6.50%. The facilities must also be prepaid with a cash flow recapture calculation, and with certain proceeds from asset sales, and debt or equity offerings. The new senior bank credit facility is secured by all of GPIC’s, GPC’s and our domestic subsidiaries’ material assets. The facility is collateralized by first priority liens on all material assets of GPC and all of GPIC’s other domestic subsidiaries. The facility limits the Company’s ability to pay dividends other than permitted dividends on the preferred stock, and imposes limitations on the incurrence of additional debt, acquisitions, capital expenditures and the sale of assets.

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

Our borrowings at December 31, 2001 and after the Refinancing Transactions consist of the following (in thousands):

	December 31, 2001	February 28, 2002
Seven-year term facility due 2009 (variable interest rate, initially at 6.50%)	$—	$175,000
Five-year revolving credit facility due 2007 (variable interest rate initially at 5.75%)	—	62,600
8 5/8% Senior subordinated notes due 2012	—	300,000
Five-year term facility due 2004 (variable interest rate at 4.18%)	247,035	—
Revolving credit facility due 2004 (variable interest rate at 4.18%)	222,750	—
10% Subordinated notes due 2008	50,000	—
Various notes payable(1)	5,974	5,900

Total	525,759	543,500
Less current maturities	37,373	4,123

Long-term maturities	$488,386	$539,377

(1)	The notes bear interest at rates ranging from 5.25% to 13.06% and mature from 2002 through 2008.

After completion of our refinancing transactions on February 28, 2002, our maturities of long-term debt are as follows (in thousands):

2002	$4,123
2003	1,927
2004	4,673
2005	1,941
Thereafter	526,713

$539,377

We maintain an interest rate risk-management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in interest rates. Our specific goals are to (1) manage interest rate sensitivity by modifying the re-pricing or maturity characteristics of some of our debt and (2) lower (where possible) the cost of our borrowed funds. In accordance with our interest rate risk-management strategy, we had contracts in place at December 31, 2001 to hedge the interest rates on all of our variable rate borrowings in the form of swap agreements on $225.0 million of borrowings and cap agreements on $350.0 million of borrowings. The swap agreements lock in an average LIBOR rate of 6.5%. $150.0 million of the caps provide upside protection to us if LIBOR moves above 6.75% and $200.0 million of the caps provide upside protection to us if LIBOR moves above 8.13%. The hedging instruments expire in 2002.

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

During 2001, we funded our capital requirements with net cash from operations. During the year ended December 31, 2000, we funded our capital requirements through financing and investing activities. We expect our capital expenditures for 2002 to be approximately $40 million. Planned capital expenditures include upgrades and replacements of equipment and systems as a result of ordinary business operations.

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

Upon adoption of SFAS No. 142, which is expected in the first quarter of 2002, we will stop amortizing our goodwill. Based upon current goodwill levels, the annual reduction in amortization expense will be $20.6 million before taxes. Because some of our goodwill amortization is nondeductible for tax purposes, our effective tax rate may be lower as a result of implementing the new accounting standard. We previously followed the guidance in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which permitted the use of an undiscounted cash flow model to evaluate goodwill for impairment. As required by the new standard, SFAS No. 142, our goodwill will be evaluated annually for impairment using a fair-value based approach and, if there is impairment, the carrying amount of goodwill will be written down to the implied fair value. Any impairment loss as a result of the initial adoption of the new accounting standard will be recognized as a cumulative effect of a change in accounting principle. Any subsequent impairment losses will be recorded as a charge to operating income. Although management is still evaluating the impact of this new accounting standard, including the most appropriate method to use in valuing our goodwill, initial estimates using current market data and discounted cash flow valuations indicate a significant goodwill impairment could exist upon adoption, potentially up to $200 million.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of February 28, 2002, our capital structure includes $237.6 million of debt that bears interest based upon an underlying rate that fluctuates with short-term interest rates, specifically LIBOR. As of March 12, 2001, the Company’s capital structure included $625.0 million of debt that also bore interest based upon an underlying rate that fluctuated with short-term interest rates, specifically LIBOR. During 2000 and 2001, one month LIBOR rates have fluctuated from a high of 6.7% in November of 2000 to a low of 1.8% in December 2001. We entered into interest rate swap agreements that lock in LIBOR at 5.94% on $65.0 million of borrowings ($100 million in 2000) and 6.98% on $125.0 million of borrowings. In addition, we entered into interest rate contracts that cap the LIBOR interest rate at 8.13% for $200.0 million of borrowings and 6.75% for $150.0 million of borrowings. With our interest rate protection contracts, a 1% change in interest rates would impact current annual pre-tax results by approximately $0.5 million. One year ago, a 1% change in interest rates would have impacted annual pre-tax results by approximately $6.2 million. Once these interest rate protection contracts expire, a 1% change in interest rates would impact annual pre-tax results by approximately $2.4 million.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Supplementary Data

Page(s)
Consolidated Financial Statements:

Management’s Report to Shareholders	26

Report of Independent Accountants	26

Consolidated Income Statement for the years ended December 31, 2001, 2000 and 1999	27-28

Consolidated Statement of Comprehensive Income for the years ended December 31, 2001, 2000 and 1999	29

Consolidated Balance Sheet at December 31, 2001 and 2000	30

Consolidated Statement of Cash Flows for the years ended December 31, 2001, 2000 and 1999	31

Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2001, 2000 and 1999	32

Notes to Consolidated Financial Statements	33-56

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999	57

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

Denver, Colorado
February 12, 2002
    Except as to Note 6, which is as of February 28, 2002

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

CONSOLIDATED INCOME STATEMENT
(in thousands, except per share data)

	Year Ended December 31,
	2001	2000	1999
Sales to unrelated parties	$989,716	$990,390	$742,510
Sales to Coors Brewing Company	122,819	112,200	107,645

Total net sales	1,112,535	1,102,590	850,155

Cost of goods sold	960,258	963,979	721,350

Gross profit	152,277	138,611	128,805

Selling, general and administrative expense	62,874	61,134	73,357
Goodwill amortization	20,649	20,634	13,276
Asset impairment and restructuring charges	8,900	5,620	7,813

Operating income	59,854	51,223	34,359

Gain from sale of businesses and other assets	3,650	19,172	30,236
Interest expense	(52,811)	(82,071)	(34,240)

Income (loss) from continuing operations before income taxes and extraordinary item	10,693	(11,676)	30,355

Income tax (expense) benefit	(4,257)	4,678	(11,945)

Income (loss) from continuing operations before extraordinary item	6,436	(6,998)	18,410

Discontinued operations, net of tax
Income from discontinued operations of CoorsTek	—	—	15,637
Loss on disposal of Golden Aluminum	—	—	(6,456)

	—	—	9,181

Income (loss) before extraordinary item	6,436	(6,998)	27,591

Extraordinary loss on early extinguishment of debt, net of tax of $1,312	—	—	(2,332)

Net income (loss)	6,436	(6,998)	25,259

Preferred stock dividends declared	(10,000)	(3,806)	—

Net income (loss) attributable to common shareholders	$(3,564)	$(10,804)	$25,259

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

See Notes to Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2001	2000	1999
Net income (loss)	$6,436	$(6,998)	$25,259

Other comprehensive income:
Foreign currency translation adjustments:
Adjustments arising during the period	(905)	(355)	1,686
Reclassifications for amounts already included in net income	—	—	3,362
Interest rate swap agreements:
Cumulative effect of change in accounting principle,net of tax of $2,012	(3,217)	—	—
Recognition of hedge results to interest expense during the period,net of tax of $1,861	2,973	—	—
Change in fair value of cash flow hedges during the period,net of tax of $2,753	(4,397)	—	—
Change in minimum pension liability, net of tax of $9,103 in 2001,$178 in 2000, and ($354) in 1999	(13,832)	(267)	531

Other comprehensive income (loss)	(19,378)	(622)	5,579

Comprehensive income (loss)	$(12,942)	$(7,620)	$30,838

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

See Notes to Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$6,436	$(6,998)	$25,259
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Asset impairment charges	5,000	—	5,925
Gain from sale of businesses and other assets	(3,650)	(19,172)	(30,236)
Loss on disposal of Golden Aluminum	—	—	10,000
Depreciation	58,757	62,460	63,602
Amortization of goodwill	20,649	20,634	15,393
Amortization of debt issuance costs	7,795	8,865	2,448
Deferred income tax expense (benefit)	8,417	10,012	(3,459)
Compensation expense settled in stock	5,152	4,122	—
Change in current assets and current liabilities, net of effects from acquisitions
Accounts receivable	15,713	(3,271)	3,757
Inventories	12,820	23,137	5,664
Other assets	(1,122)	(3,592)	(6,866)
Accounts payable	20,100	(4,935)	29,237
Accrued expenses and other liabilities	(4,595)	(27,954)	20,392
Other	227	(429)	(3,094)

Net cash provided by operating activities	151,699	62,879	138,022

Cash flows from investing activities:
Additions to properties	(31,884)	(30,931)	(91,455)
Proceeds from sale of assets	8,950	43,580	170,526
Collection of note receivable	—	200,000	—
Acquisitions, net of cash acquired	—	—	(905,069)
Other	—	—	13,812

Net cash provided by (used in) investing activities	(22,934)	212,649	(812,186)

Cash flows from financing activities:
Proceeds from borrowings	206,750	52,015	1,643,116
Repayment of debt	(320,965)	(431,996)	(960,084)
Debt issuance costs	—	(6,312)	(29,716)
Proceeds from issuance of preferred stock, net of stock issuance costs	—	98,558	—
Preferred stock dividends paid	(12,083)	(1,306)	—
Common stock issuance and other	287	1,656	10,521

Net cash provided by (used in) financing activities	(126,011)	(287,385)	663,837

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	2,754	(11,857)	(10,327)
Balance at beginning of year	4,012	15,869	26,196

Balance at end of year	$6,766	$4,012	$15,869

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

Revenue Recognition:    Revenue is recognized when goods are shipped and risks of ownership have passed to the customers. Shipping and handling costs invoiced to customers are included in revenue and associated costs are recognized as costs of goods sold.

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

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Earnings per Share:    Following is a reconciliation between basic and diluted earnings per common share from continuing operations attributable to common shareholders (in thousands, except per share information):

	Year Ended December 31,
	2001			2000			1999
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Income (loss) from continuing operations attributable to common shareholders—basic EPS	($3,564)	31,620	($0.11)	($10,804)	29,337	($0.37)	($18,410)	28,475	$0.65
Other dilutive equity instruments	—	—		—	—		—	292

Income (loss) from continuing operations attributable to common shareholders—diluted EPS	($3,564)	31,620	($0.11)	($10,804)	29,337	($0.37)	($18,410)	28,767	$0.64

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

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes accruals related to the Company’s restructurings (in millions):

	1999 Plant Rationalization Plan	2000 S/Springs Plant Closure	2000 Perrysburg Plant Closure	2000/2001 Reduction in Force	2001 Newnan Plant Closure	Totals
Balance, December 31, 1998	$1.8	$—	$—	$—	$—	$1.8
1999 restructuring charges	1.9	—	—	—	—	1.9
Cash paid	(1.8)	—	—	—	—	(1.8)

Balance, December 31, 1999	1.9	—	—	—	—	1.9
2000 restructuring charges, net of reversals	(0.8)	3.4	—	3.0	—	5.6
2000 restructuring—Perrysburg	—	—	1.3	—	—	1.3
Cash paid	(1.0)	(2.0)	(0.7)	(0.1)	—	(3.8)

Balance, December 31, 2000	0.1	1.4	0.6	2.9	—	5.0
2001 restructuring charges, net of reversals	—	(0.5)	—	2.0	2.4	3.9
Transfer of enhanced benefits to pension liabilities	—	—	—	(2.2)	—	(2.2)
Cash paid	(0.1)	(0.8)	(0.6)	(2.5)	—	(4.0)

Balance, December 31, 2001	$—	$0.1	$—	$0.2	$2.4	$2.7

Note 6.    Indebtedness

The following table summarizes the Company’s outstanding debt, in thousands.

	At December 31,
	2001	2000
Senior Credit Facilities
Term loan due August 15, 2001 (variable interest rate at 9.89%)	$—	$33,500
Five-year term loan due August 2, 2004 (variable interest rate at 4.18% and 9.89%)	247,035	312,500
Revolving credit facility due August 2, 2004 (variable interest rate at 4.18% and 9.89%)	222,750	289,100

	469,785	635,100
10% Subordinated notes due August 15, 2008	50,000	—
Various notes payable (interest rates ranging from 5.25% to 13.06%)	5,974	5,572

Total debt	525,759	640,672
Less current maturities	37,373	58,642

Total long-term debt	$488,386	$582,030

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 7.    Fair Value of Financial Instruments

The fair value of cash and cash equivalents and current maturities of long-term debt approximates carrying value because of the short maturity of these instruments. For 2001 and 2000, the fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturity and credit quality. Because the interest rates on the long-term debt are reset monthly, the carrying value approximates the fair value of long-term debt.

The Company has entered into interest rate swap agreements to hedge the underlying interest rates on $100 million of borrowings at an average fixed interest rate of 5.94% and an average risk-free rate of 6.98% on $125 million of its borrowings. In addition, the Company has interest rate contracts that provide interest rate cap protection on $350 million of floating rate debt.

The Company is exposed to credit loss in the event of nonperformance by the commercial banks that issued the interest rate contracts. However, the Company does not anticipate nonperformance by these banks. The fair value of the Company’s interest rate derivatives at December 31, in thousands, is as follows:

	2001	2000
Interest rate swaps	$(7,545)	$(5,896)

Interest rate caps	$—	$26

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock option activity was as follows (shares in thousands):

	Year Ended December 31,
	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at January 1	6,262	$6.04	4,281	$8.86	2,672	$17.80
Granted	251	$4.62	2,523	$1.66	1,912	$13.43
Exercised	—	—	—	—	—	—
Expired or forfeited	(490)	$6.27	(542)	$7.88	(177)	$17.62
Cancellation of CoorsTek employee options	—	—	—	—	(2,036)	$15.63
GPIC employee options conversion	—	—	—	—	1,910	—

Options outstanding at December 31	6,023	$5.96	6,262	$6.04	4,281	$8.86

Exercisable	2,336	$9.64	2,302	$9.73	2,262	$9.41

Available for future grant	2,315		1,458		664

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2001 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 1.56 to $ 7.52	3,189	7.92 years	$2.86	501	$6.58
$ 7.56 to $10.17	2,326	4.61 years	$8.81	1,326	$9.75
$10.48 to $13.74	508	5.39 years	$12.36	509	$12.36

$ 1.56 to $13.74	6,023	6.43 years	$5.96	2,336	$9.64

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

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following assets (liabilities), in thousands, were recognized for the combined defined benefit plans of the Company at December 31:

	Pension Benefits		Other Benefits
	2001	2000	2001	2000
Change in benefit obligation
Benefit obligation at beginning of year	$121,486	$103,110	$18,241	$16,778
Service cost	4,447	5,094	431	633
Interest cost	9,400	8,434	1,286	1,257
Plan amendments	4,517	—	(1,832)	—
Actuarial loss (gain)	(2,475)	6,755	—	—
Change in actuarial assumptions	8,906	—	678	—
Benefits paid	(3,078)	(1,907)	(1,172)	(427)

Benefit obligation at end of year	143,203	121,486	17,632	18,241

Change in plan assets
Fair value of plan assets at beginning of year	118,344	112,273	—	—
Actual return on plan assets	(5,794)	6,534	—	—
Company contributions	2,306	1,444	—	—
Benefits paid	(3,078)	(1,907)	—	—

Fair value of plan assets at end of year	111,778	118,344	—	—

Funded status	(31,425)	(3,142)	(17,632)	(18,241)
Unrecognized actuarial loss (gain)	30,208	6,181	(2,156)	(2,959)
Unrecognized prior service cost/intangible asset	7,640	6,254	(3,187)	(1,688)
Unrecognized transition asset	—	(72)	—	—

Net prepaid (accrued) benefit cost	$6,423	$9,221	$(22,975)	$(22,888)

Weighted average assumptions at year end
Discount rate	7.25%	7.75%	7.25%	7.75%
Expected long-term return on plan assets	9.75%	9.75%	—	—
Rate of compensation increase	4.75%	5.25%	—	—

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

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following, in thousands, represents the Company’s net periodic benefit cost.

	Pension Benefits			Other Benefits
	2001	2000	1999	2001	2000	1999
Components of net periodic benefit cost
Service cost	$4,447	$5,094	$3,707	$431	$633	$423
Interest cost	9,400	8,434	5,466	1,286	1,257	831
Actual return on plan assets	5,794	(6,534)	(1,805)	—	—	—
Deferred investment loss	(17,662)	(4,939)	(5,475)	—	—	—
Amortization of prior service cost	755	552	262	(334)	(422)	(703)
Recognized actuarial loss (gain)	67	136	517	(125)	(448)	(385)
Transition asset amortization	(72)	(69)	(69)	—	—	—

Net periodic benefit cost	$2,729	$2,674	$2,603	$1,258	$1,020	$166

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects, in thousands:

	1%Point Increase	1%Point Decrease
Effect on total of service and interest cost components	$290	$(240)
Effect on postretirement benefit obligation	$1,475	$(1,265)

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

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Trust, as holder of the Preferred Stock, has the following rights and preferences:

Conversion Feature

Each share of Preferred Stock is convertible into shares of the Company’s common stock at $2.0625 per share of common stock. The conversion price of $2.0625 was 125% of the average NYSE closing price per share of the Company’s common stock for the five trading days prior to August 15, 2000—which was $1.65. The Preferred Stock was issued at $100 per share; therefore, a complete conversion would result in the issuance of 48,484,848 additional shares of the Company’s common stock.

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

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.    Quarterly Financial Information (Unaudited)

The following information summarizes selected quarterly financial information, in thousands except per share data, for each of the two years in the period ended December 31, 2001.

2001	First	Second	Third	Fourth	Year
Net sales	$288,444	$283,252	$270,818	$270,021	$1,112,535
Cost of goods sold	248,210	240,976	234,363	236,709	960,258

Gross profit	40,234	42,276	36,455	33,312	152,277
Selling, general and administrative expense	14,489	16,428	16,061	15,896	62,874
Goodwill amortization	5,169	5,143	5,175	5,162	20,649
Asset impairment and restructuring charges	2,000	1,000	—	5,900	8,900

Operating income	18,576	19,705	15,219	6,354	59,854
Gain from sale of businesses and other assets	3,650	—	—	—	3,650
Interest expense	(16,125)	(13,530)	(12,429)	(10,727)	(52,811)

Income (loss) before income taxes	6,101	6,175	2,790	(4,373)	10,693
Income tax expense (benefit)	2,420	2,446	1,160	(1,769)	4,257

Net income (loss)	3,681	3,729	1,630	(2,604)	6,436
Preferred stock dividends declared	(2,500)	(2,500)	(2,500)	(2,500)	(10,000)

Net income (loss) attributable to common shareholders	$1,181	$1,229	$(870)	$(5,104)	$(3,564)

Net income (loss) attributable to common shareholders per basic share	$0.04	$0.04	$(0.03)	$(0.16)	$(0.11)

Net income (loss) attributable to common shareholders per diluted share	$0.04	$0.04	$(0.03)	$(0.16)	$(0.11)

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
2000	First	Second	Third	Fourth	Year
Net sales	$276,320	$273,189	$283,454	$269,627	$1,102,590
Cost of goods sold	243,424	237,378	245,288	237,889	963,979

Gross profit	32,896	35,811	38,166	31,738	138,611
Selling, general and administrative expense	15,777	16,076	14,259	15,022	61,134
Goodwill amortization	5,184	5,088	5,179	5,183	20,634
Asset impairment and restructuring charges	3,420	—	—	2,200	5,620

Operating income	8,515	14,647	18,728	9,333	51,223
Gain from sale of businesses and other assets	5,407	—	2,405	11,360	19,172
Interest expense	(19,680)	(21,650)	(21,702)	(19,039)	(82,071)

Income (loss) before income taxes	(5,758)	(7,003)	(569)	1,654	(11,676)
Income tax expense (benefit)	(2,302)	(2,742)	(288)	654	(4,678)

Net income (loss)	(3,456)	(4,261)	(281)	1,000	(6,998)
Preferred stock dividends declared	—	—	(1,306)	(2,500)	(3,806)

Net income (loss) attributable to common shareholders	$(3,456)	$(4,261)	$(1,587)	$(1,500)	$(10,804)

Net income (loss) attributable to common shareholders per basic share	$(0.12)	$(0.15)	$(0.05)	$(0.05)	$(0.37)

Net income (loss) attributable to common shareholders per diluted share	$(0.12)	$(0.15)	$(0.05)	$(0.05)	$(0.37)

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference to the Proxy Statement.

PART IV

ITEM14.	EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)    Financial Statements and Financial Statement Schedule.

The following are filed as a part of this Report on Form 10-K/A (see Item 8)

(1)	Management’s Report to Shareholders

Report of Independent Accountants

Consolidated Income Statement for the years ended December 31, 2001, 2000 and 1999

Consolidated Statement of Comprehensive Income for the years ended December 31, 2001, 2000 and 1999

Consolidated Balance Sheet at December 31, 2001 and 2000

Consolidated Statement of Cash Flows for the years ended December 31, 2001, 2000 and 1999

Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

(2)	Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999

(3)	Exhibit list

Exhibit Number	Document Description

2.1
Recommended Cash Offers by Baring Brothers International Limited on behalf of ACX (UK) Limited, a wholly-owned subsidiary of ACX Technologies, Inc. for Britton Group plc. (Incorporated by reference to Form 8-K filed on January 29, 1998)

2.2	Asset Purchase Agreement between ACX Technologies and Fort James Corporation. (Incorporated by reference to Form 8-K filed August 17, 1999)

2.3	Asset Purchase Agreement between Golden Aluminum Company and Alcoa Inc. dated November 5, 1999. (Incorporated by reference to Form 10-K filed on March 29, 2000)

2.4	Distribution Agreement between ACX Technologies, Inc. and CoorsTek, Inc. (Incorporated by reference to Form 10-K filed on March 29, 2000)

3.1	Articles of Incorporation of Registrant. (Incorporated by reference to Form 10 filed on October 6, 1992)

3.1A	Articles of Amendment to Articles of Incorporation of Registrant. (Incorporated by reference to Form 8 filed on December 3, 1992)

3.1B	Articles of Amendment to Articles of Incorporation of Registrant. (Incorporated by reference to Form 10-Q filed May 15, 2000)

3.1C	Articles of Amendment to the Articles of Incorporation Setting Forth the Designations of the Series A Junior Participating Preferred Stock. (Previously filed)

3.1D	Articles of Amendment to the Articles of Incorporation Setting Forth the Designations of All 10% Series B Convertible Preferred Stock. (Incorporated by reference to Form 8-K filed August 31, 2000)

3.2	Bylaws of Registrant, as amended and restated May 9, 2000. (Incorporated by reference to Form 10-Q filed on May 15, 2000)

4.1	Form of Stock Certificate of Common Stock. (Incorporated by reference to Form 10-Q filed August 14, 2000)

4.2	Rights Agreement, dated as of May 31, 2000, between the Company and Norwest Bank Minnesota, N.A., as Rights Agent. (Incorporated by reference to Form 8-A filed May 31, 2000

4.3	Preferred Stock Purchase Agreement, dated as of August 15, 2000, between the Company and the Grover C. Coors Trust. (Incorporated by reference to Form 8-K filed August 31, 2000)

4.4	Registration Rights Agreement dated as of August 15, 2000, between the Company and the Grover C. Coors Trust. (Incorporated by reference to Form 8-K filed August 31, 2000)

Exhibit Number	Document Description

4.5	10% Series B Convertible Preferred Stock Certificate. (Incorporated by reference to Form 8-K filed August 31, 2000)

4.6	Letter Agreement between the Company and the Company’s preferred stockholder, dated as of August 15, 2001 (Incorporated by reference to Form 8-K filed August 31, 2001).

10.0	Credit Agreement among ACX Technologies, Inc., Bank of America, as agent, and other financial institutions party thereto. (Incorporated by reference to Form 8-K filed on August 17, 1999)

10.0A	First Amendment to Revolving Credit and Term Loan Agreement. (Incorporated by reference to Form 10-Q filed on May 15, 2000)

10.0B	Second Amendment to Revolving Credit and Term Loan Agreement, dated as of July 28, 2000, among the Company and its one-year term lenders. (Incorporated by reference to Form 8-K filed August 31, 2000)

10.0C	Third Amendment to Revolving Credit and Term Loan Agreement, dated as of August 14, 2000, among the Company and its lenders. (Incorporated by reference to Form 8-K filed August 31, 2000)

10.0D	Fourth Amendment to Revolving Credit and Term Loan Agreement, effective as of August 15, 2001, among the Company and its lenders (Incorporated by reference to Form 8-K file August 31, 2001)

10.1
Supply Agreement between Graphic Packaging Corporation and Coors Brewing Company. (Incorporated by reference to Form 8-K filed on November 2, 1998) (Confidential treatment has been granted for portions of the Exhibit)

10.2	Asset Purchase Agreement between ACX Technologies and Sonoco Products Company. (Incorporated by reference to Form 8-K filed on September 17, 1999)

10.3	Tax Sharing Agreement between ACX Technologies, Inc. and CoorsTek, Inc. (Incorporated by reference to Form 10-K filed on March 29, 2000)

10.4	Environmental Responsibility Agreement between ACX Technologies, Inc. and CoorsTek, Inc. (Incorporated by reference to Form 10-K filed on March 29, 2000)

10.5	Master Transition Materials and Services Agreement between ACX Technologies, Inc. and CoorsTek, Inc. (Incorporated by reference to Form 10-K filed on March 29, 2000)

10.6*	Form of Officers’ Salary Continuation Agreement, as amended. (Incorporated by reference to Form 10-K filed on March 20, 1995)

10.7*	Graphic Packaging Equity Incentive Plan, as amended. (Incorporated by reference to Form 10-K filed on March 23, 2001)

10.8*	Graphic Packaging Equity Compensation Plan for Non-Employee Directors, as amended. (Incorporated by reference to Form 10-K filed March 23, 2001)

10.9*	ACX Technologies, Inc. Phantom Equity Plan. (Incorporated by reference to Form 8 filed on November 19, 1992)

10.10*	Graphic Packaging Excess Benefit Plan, as restated. (Incorporated by reference to Form 10-K filed on March 23, 2001)

10.11*	Graphic Packaging Supplemental Retirement Plan, as restated. (Incorporated by reference to Form 10-K filed on March 23, 2001)

10.12*	ACX Technologies, Inc. Deferred Compensation Plan, as amended. (Incorporated by reference to Form 10-K filed on March 7, 1996)

10.13*	First Amendment to Graphic Packaging Deferred Compensation Plan. (Incorporated by reference to Form 10-K filed on March 23, 2001)

10.14*	Graphic Packaging Executive Incentive Plan. (Incorporated by reference to Form 10-K filed on March 23, 2001)

10.15*
Form of Employment Agreement Entered Into By and Between the Following Individuals: Jeffrey H. Coors, Dwight H. Kennedy, David W. Scheible, Jill B. W. Sisson, Donald W. Sturdivant, and Marsha C. Williams. (Incorporated by reference to Form 10-Q A filed on August 18, 2000)

10.16*	Description of Arrangement with Gail A. Constancio dated as of March 2001 (Incorporated by reference to Form 10-K filed on March 23, 2001)

10.17*	Description of Arrangement with Luis E. Leon dated May 2001 (Incorporated by reference to Form 10-Q filed on August 10, 2001)

10.18	$50 million 10% Senior Subordinated Note Agreement, dated as of August 15, 2001 (Incorporated by reference to the Company’s Form 8-K filed August 31, 2001)

Exhibit Number	Document Description

10.19*	Form of Employment Agreement Entered Into By and Between Luis E. Leon and the Company. (Incorporated by reference to Form 10-Q filed on November 14, 2001)

10.20*	General Release of Legal Rights Agreement Entered Into By and Between Gail A. Constancio and the Company. (Incorporated by reference to Form 10-Q filed on November 14, 2001)

21	Subsidiaries of the Registrant (Previously filed)

23	Consent of PricewaterhouseCoopers LLP

*	Management contracts or compensatory plans, contracts or arrangements required to be filed as an Exhibit pursuant to Item 14(c).

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
Date:    July 15, 2002

By:	/S/ LUIS E. LEON
Luis E. Leon Chief Financial Officer
Date:    July 15, 2002

By:	/S/ JOHN S. NORMAN
John S. Norman Vice President and Controller
Date:    July 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/S/ JEFFREY H. COORS
Jeffrey H. Coors Chairman of the Board of Directors, President and Chief Executive Officer
Date:    July 15, 2002

By:	/S/ JOHN D. BECKETT
John D. Beckett Director
Date:    July 15, 2002

By:	/s/ WILLIAM K. COORS
William K. Coors Director
Date:    July 15, 2002

`By:	/s/ HAROLD R. LOGAN, JR.
Harold R. Logan, Jr. Director
Date:    July 15, 2002

By:	/s/ JAMES K. PETERSON
James K. Peterson Director

Date:    July 15, 2002

By:	/s/ JOHN HOYT STOOKEY
John Hoyt Stookey Director
Date:    July 15, 2002