Form 10-Q
period 2002-06-30
GRAPHIC PACKAGING INTERNATIONAL CORP
filed 2002-08-14
CIK 892793

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission file number: 0-20704

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
 (Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1208699 (I.R.S. Employer Identification No.)

4455 Table Mountain Drive, Golden, Colorado (Address of principal executive offices)	80403 (Zip Code)

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

There were 32,837,085 shares of common stock outstanding as of August 1, 2002.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONSOLIDATED INCOME STATEMENT
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

Net sales	$263,917	$283,252	$527,641	$571,696

Cost of goods sold	231,022	240,976	460,454	489,186

Gross profit	32,895	42,276	67,187	82,510

Selling, general and administrative expense	15,808	16,428	30,695	30,917
Goodwill amortization	—	5,143	—	10,312
Asset impairment and restructuring charges	—	1,000	—	3,000

Operating income	17,087	19,705	36,492	38,281

Gain on sale of assets	—	—	—	3,650
Interest expense	(12,453)	(13,530)	(23,749)	(29,655)

Income before income taxes, extraordinary item and cumulative effect of change in accounting principle	4,634	6,175	12,743	12,276

Income tax expense	(1,808)	(2,446)	(4,971)	(4,866)

Income before extraordinary item and cumulative effect of change in accounting principle	2,826	3,729	7,772	7,410

Extraordinary loss on early extinguishment of debt, net of tax of $6,149	—	—	(9,617)	—

Income (loss) before cumulative effect of change in accounting principle	2,826	3,729	(1,845)	7,410

Cumulative effect of change in goodwill accounting, net of tax of $0	—	—	(180,000)	—

Net income (loss)	2,826	3,729	(181,845)	7,410

Preferred stock dividends declared	2,500	2,500	5,000	5,000

Net income (loss) attributable to common shareholders	$326	$1,229	$(186,845)	$2,410

See Notes to Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONSOLIDATED INCOME STATEMENT
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

Net income (loss) attributable to common shareholders per basic and diluted share:

Before extraordinary item and cumulative effect of change in accounting principle	$0.01	$0.04	$0.09	$0.08

Extraordinary loss	—	—	(0.30)	—

Cumulative effect of change in accounting principle	—	—	(5.55)	—

	$0.01	$0.04	$(5.76)	$0.08

Weighted average shares outstanding — basic	32,567	31,535	32,456	31,245

Weighted average shares outstanding — diluted	34,093	32,551	33,830	32,017

See Notes to Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

Net income (loss)	$2,826	$3,729	$(181,845)	$7,410
Other comprehensive income:
Foreign currency translation adjustments	355	(56)	341	(330)
Cumulative effect of change in accounting principle, net of tax of $2,012	—	—	—	(3,217)
Recognition of hedge results to interest expense during the period, net of tax of $882, $371, $1,819, and $579, respectively	1,421	593	2,928	926
Amortization of cancelled interest rate swap, net of tax of $137 and $183, respectively	220	—	293	—
Change in fair value of cash flow hedges during the period, net of tax of $82, $461, $130, and $1,048, respectively	(132)	(737)	(208)	(1,673)

Other comprehensive income (loss)	1,864	(200)	3,354	(4,294)

Comprehensive income (loss)	$4,690	$3,529	$(178,491)	$3,116

See Notes to Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands, except share data)

	June 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$4,982	$6,766
Accounts receivable	74,409	59,474
Inventories:
Finished	61,823	55,057
In process	10,900	15,258
Raw materials	25,239	22,093

Total inventories	97,962	92,408
Other assets	28,260	33,156

Total current assets	205,613	191,804

Properties, net	428,379	443,712
Goodwill, net	379,696	559,696
Other assets	31,195	34,123

Total assets	$1,044,883	$1,229,335

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current maturities of long-term debt	$3,831	$37,373
Accounts payable	47,665	59,002
Interest payable	11,275	2,665
Other current liabilities	74,951	70,361

Total current liabilities	137,722	169,401
Long-term debt	515,685	488,386
Other long-term liabilities	74,665	73,900

Total liabilities	728,072	731,687

Shareholders’ equity
Preferred stock, nonvoting, 20,000,000 shares authorized:
Series A, $0.01 par value, no shares issued or outstanding
Series B, $0.01 par value, 1,000,000 shares issued and outstanding at stated value of $100 per share	100,000	100,000
Common stock, $0.01 par value 100,000,000 shares authorized and 32,677,033 and 32,188,941 issued and outstanding at June 30, 2002, and December 31, 2001, respectively	327	322
Paid-in capital	415,398	417,749
Accumulated deficit	(182,407)	(562)
Accumulated other comprehensive loss	(16,507)	(19,861)

Total shareholders’ equity	316,811	497,648

Total liabilities and shareholders’ equity	$1,044,883	$1,229,335

See Notes to Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Six months ended
	June 30,
	2002	2001

Cash flows from operating activities:
Net income (loss)	$(181,845)	$7,410
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	180,000	—
Asset impairment charges	—	1,500
Extraordinary loss on early extinguishment of debt	15,766	—
Gain on sale of assets	—	(3,650)
Depreciation	30,716	29,930
Amortization of goodwill	—	10,312
Amortization of debt issuance costs	1,945	3,970
Compensation expense settled in stock	2,237	2,879
Change in current assets and current liabilities:
Accounts receivable	(14,935)	(4,232)
Inventory	(5,554)	7,506
Other current assets	5,833	(1,952)
Accounts payable	(11,337)	2,082
Interest payable	8,610	747
Other current liabilities	8,540	9,062
Other	423	3,344

Net cash provided by operating activities	40,399	68,908

Cash flows from investing activities:
Capital expenditures	(15,454)	(16,374)
Proceeds from sale of assets	—	7,050

Net cash used in investing activities	(15,454)	(9,324)

Cash flows from financing activities:
Repayment of debt	(619,343)	(141,450)
Proceeds from borrowings	613,100	86,700
Payment of debt issuance costs	(15,922)	—
Payment of preferred stock dividends	(5,000)	(5,000)
Issuance of common stock and other	436	145

Net cash used in financing activities	(26,729)	(59,605)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(1,784)	(21)
Balance at beginning of period	6,766	4,012

Balance at end of period	$4,982	$3,991

See Notes to Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Basis of Presentation

     Graphic Packaging International Corporation (the Company or GPIC) is a manufacturer of packaging products used by consumer product companies as primary packaging for their end-use products.

     The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited financial statements filed with the Securities and Exchange Commission in the Company’s Form 10-K/A for the year ended December 31, 2001.

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly state the financial position of the Company at June 30, 2002, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

     Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2. Goodwill Accounting

     SFAS No. 142, Goodwill and Other Intangible Assets, was issued in 2001 and became effective on January 1, 2002 for the Company. This statement establishes new accounting and reporting standards that, among other things, eliminate amortization of goodwill and certain intangible assets with indefinite useful lives. The Company does not have any intangible assets with indefinite useful lives; however, as required by the new standard, the Company’s goodwill will be evaluated annually for impairment using a fair-value based approach and, if there is impairment, the carrying amount of goodwill will be written down to its implied fair value.

     Effective January 1, 2002, the Company assigned the carrying value of its goodwill, totaling $560 million, to one reporting unit. Management has completed the transitional impairment testing of the Company’s goodwill and has determined that the Company’s goodwill was impaired by $180 million at January 1, 2002. The fair value of the goodwill was derived using a discounted cash flow method. The transitional impairment loss is reflected as a cumulative effect of change in accounting principle in the accompanying income statement. Future impairments of goodwill, if any, will be charged to operating income in the period in which impairment arises.

     Of the $560 million carrying value of goodwill at December 31, 2001, $418 million is deductible for Federal income tax purposes and $142 million is not deductible. The $180 million goodwill impairment charge consists of approximately $131 million of deductible goodwill and approximately $49 million of non-deductible goodwill. The $131 million tax deductible portion of the impairment charge resulted in a deferred tax benefit/asset of approximately $50 million. We recorded a 100% valuation allowance against the approximately $50 million deferred tax asset resulting from recognition of the transitional goodwill impairment loss. Therefore, the cumulative effect of change in accounting principle reflected in the accompanying income statement is net of $0 tax benefit.

     Effective January 1, 2002, the Company stopped amortizing its goodwill as required by SFAS No. 142. The annual reduction in amortization expense is approximately $20.6 million before taxes. Because some of the Company’s goodwill amortization is nondeductible for tax purposes, the Company’s effective tax rate is lower as a result of implementing SFAS No. 142. The change in the carrying amount of the Company’s goodwill consists entirely of the impairment of $180 million for the six months ended June 30, 2002.

     The Company recorded its transitional goodwill impairment charge in the second quarter of 2002, as permitted by SFAS No. 142. The following table presents the results of operations for the first quarter of 2002 after giving effect to the goodwill impairment charge (in thousands):

	As Reported	As Adjusted for
	in Form 10-Q	Goodwill Impairment

Operating income	$19,405	$19,405

Net loss attributable to common shareholders	$(7,171)	$(187,171)

Net loss attributable to common shareholders per basic and diluted share	$(0.22)	$(5.79)

     The following table illustrates net income (loss) attributable to common shareholders and earnings per share, exclusive of goodwill amortization expense in the prior year periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Reported net income (loss) before extraordinary item attributable to common shareholders	$326	$1,229	$(177,228)	$2,410
Extraordinary item	—	—	(9,617)	—

Reported net income (loss) attributable to common shareholders	326	1,229	(186,845)	2,410
Goodwill amortization, net of tax	—	3,086	—	6,187

Adjusted net income (loss) attributable to common shareholders	$326	$4,315	$(186,845)	$8,597

Earnings per share — basic Reported net income (loss) before extraordinary item attributable to common shareholders	$0.01	$0.04	$(5.46)	$0.08
Extraordinary item	—	—	(0.30)	—

Reported net income (loss) attributable to common shareholders	0.01	0.04	(5.76)	0.08
Goodwill amortization, net of tax	—	0.10	—	0.20

Adjusted net income (loss) attributable to common shareholders	$0.01	$0.14	$(5.76)	$0.28

Earnings per share — diluted Reported net income (loss) before extraordinary item attributable to common shareholders	$0.01	$0.04	$(5.46)	$0.08
Extraordinary item	—	—	(0.30)	—

Reported net income (loss) attributable to common shareholders	0.01	0.04	(5.76)	0.08
Goodwill amortization, net of tax	—	0.09	—	0.19

Adjusted net income (loss) attributable to common shareholders	$0.01	$0.13	$(5.76)	$0.27

Note 3. New Accounting Pronouncements

     In 2001, the FASB issued SFAS No. 143. Accounting for Asset Retirement Obligations. SFAS No. 143 requires the recognition of a liability and offsetting asset for any legal obligation associated with the retirement of long-lived assets. The asset retirement cost is depreciated over the life of the related asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe SFAS No. 143 will have a significant effect on the Company.

     SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued on April 30, 2002. SFAS No. 145 includes, among other things, the recission of SFAS No. 4, which required that gains and losses from early extinguishment of debt be classified as an extraordinary item, net of related income tax effects. Under the new guidance of SFAS No. 145, losses from early extinguishment of debt will be classified as extraordinary items only when the losses are considered unusual in nature and infrequent in occurrence. SFAS No. 145 will be effective for the Company on January 1, 2003, at which time the Company will reclassify its first quarter 2002 loss on early extinguishment of debt as a non-extraordinary item.

     SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued on July 30, 2002. SFAS No. 146 will require companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for the Company on January 1, 2003 and will have no effect on the Company’s historical financial results.

Note 4. Refinancing Transactions

     On February 28, 2002, the Company completed certain refinancing transactions that replaced its then existing debt instruments with longer-term facilities more conducive to the Company’s long-range needs. The refinancing consisted of the following concurrent transactions:

•	The Company’s wholly owned subsidiary, Graphic Packaging Corporation (GPC), issued $300 million aggregate principal amount of 8 5/8% senior subordinated notes due in 2012 in a Rule 144A transaction. Net proceeds from the sale of the notes totaled approximately $294.1 million.

•	GPC entered into a new $450 million senior secured credit facility. The new facility includes a $175 million seven-year term note and a $275 million five-year revolving line of credit. Initial borrowings under the revolving line of credit totaled $62.6 million. Initial interest rates for the seven-year term note and the five-year revolving line of credit were 6.5% and 5.75%, respectively.

•	The Company used the proceeds from the refinancing transactions to retire GPIC’s then existing senior credit facilities, to repurchase $50 million of subordinated notes due to Golden Heritage, LLC, a related party, at par, to pay interest and expenses and for general corporate purposes.

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

     GPC issued the Notes under an indenture among GPC, as issuer, GPIC, as a guarantor, the Company’s domestic subsidiaries, as the subsidiary guarantors, and Wells Fargo Bank Minnesota, National Association, as trustee. GPC and GPIC entered into a registration rights agreement which provided for them to use commercially reasonable efforts to consummate an exchange offer under the Securities Act of 1933, within 210 days of closing. Toward this end, GPC filed a Form S-4 with the U.S. Securities and Exchange Commission, which was declared effective on July 15, 2002. The exchange offer is expected to close during the second half of August 2002.

Senior Secured Credit Facility

     GPC is the borrower under the new senior secured credit facility (the Credit Facility). A syndicate of financial institutions serves as lenders, with Morgan Stanley Senior Funding, Inc. and Credit Suisse First Boston as the joint lead arrangers. The Credit Facility consists of a $275 million, five-year revolving credit facility, or the Revolver, and a $175 million, seven-year term loan, or the Term Loan. The Revolver bears interest at various pricing options, including LIBOR plus a spread tied to GPC’s leverage, with a single principal payment due at maturity. The interest rate for the Revolver was 3.84% at June 30, 2002. The Term Loan bears interest at various pricing options, including LIBOR plus 275 basis points, with principal amortization of 1% a year and the balance due at maturity. The interest rate for the Term Loan was 4.59% at June 30, 2002. The Credit Facility must also be prepaid with a cash flow recapture calculation, and with certain proceeds from asset sales, and debt or equity offerings. The Credit Facility is collateralized by first priority liens on all material assets of the Company and all of its domestic subsidiaries. The Credit Facility limits the Company’s ability to pay dividends other than permitted dividends on the preferred stock, and imposes limitations on the incurrence of additional debt, acquisitions, capital expenditures and the sale of assets.

     The Company’s borrowings consist of the following (in thousands):

	June 30,	December 31,
	2002	2001

Seven-year term facility due 2009, variable interest currently at 4.59%	$174,000	$—
Five-year revolving credit facility due 2007, variable interest currently at 3.84%	39,800	—
8-5/8% senior subordinated notes due 2012	300,000	—
Five-year term facility due 2004, variable interest at 4.18%	—	247,035
Revolving credit facility due 2004, variable interest at 4.18%	—	222,750
10% subordinated notes due 2008	—	50,000
Other notes payable	5,716	5,974

Total	519,516	525,759
Less current maturities	3,831	37,373

Long-term maturities	$515,685	$488,386

     In connection with the refinancing transactions, the Company incurred a non-cash charge in 2002 to write off its remaining unamortized debt issuance costs associated with the refinanced debt of $15.8 million, pretax, which has been reflected as an extraordinary loss in the accompanying income statement. If the Company continues to reduce LIBOR-based borrowings through increased cash flows, it may also incur a charge related to its existing interest rate swap agreements if they no longer qualify as a hedge of interest rate risk. On February 28, 2002, the Company terminated a $35 million notional value interest rate swap contract for $830,000, which is being amortized over the remaining life of the contract (through September 2002). On July 28, 2002, an interest rate swap contract with a notional value of $125 million expired leaving interest rate swap contracts with notional values totaling $65 million. All the Company’s interest rate contracts will expire by the end of the third quarter of 2002.

Note 5. Asset Impairment and Restructuring Charges

     The Company recorded restructuring charges totaling $2.4 million in the fourth quarter of 2001 in connection with the announced closure of the Newnan, Georgia plant. The restructuring charges relate to severance packages for 105 plant personnel that were communicated to employees in December 2001. The Company expects to shut down the plant’s operations during the third quarter of 2002 and subsequently sell the plant’s building and land which has a combined net book value of $1.8 million. The Company expects to complete the Newnan restructuring plan by the end of 2002. Restructuring payments made during the first half of 2002 under this program totaled $0.2 million.

     The Company recorded a restructuring charge of $1.0 million in the second quarter of 2001, continuing the plan announced in the fourth quarter of 2000 to eliminate approximately 200 non-production positions across the Company, including the closure of the Company’s folding carton plant in Portland, Oregon. $3.0 million was recorded in the fourth quarter of 2000 and $1.0 million was recorded in the first quarter of 2001 related to this restructuring plan. The 2001 charges relate to severance packages that were communicated to employees in the first half of 2001. At June 30, 2002, this restructuring plan is complete.

     The Company recorded a restructuring charge of $3.4 million in the first quarter of 2000 for anticipated severance costs as a result of the announced closure of the Saratoga Springs, New York plant. The Company has completed the closure of the Saratoga Springs plant and the transition of the plant’s business to other Company facilities. Approximately $0.5 million of the restructuring charges were not necessary to meet severance obligations for the plant’s former employees and were reversed in the first quarter of 2001. The Company recorded an asset impairment charge of $1.5 million in the quarter ended March 31, 2001 related to its Saratoga Springs building. On June 29, 2001, the Saratoga Springs building and land were sold for cash proceeds of approximately $3.4 million, with no gain or loss being recognized. At June 30, 2002, this restructuring plan is complete.

     The following table summarizes accruals related to all of the Company’s restructuring activities during the first half of 2002 (in millions):

	2000		2001
	Saratoga	2000/2001	Newnan
	Springs	Reduction in	Plant
	Closure	Force	Closure	Totals

Balance, December 31, 2001	$0.1	$0.2	$2.4	$2.7

Cash paid	(0.1)	(0.2)	—	(0.3)

Balance, March 31, 2002	0.0	0.0	2.4	2.4

Cash paid	—	—	(0.2)	(0.2)

Balance, June 30, 2002	$0.0	$0.0	$2.2	$2.2

Note 6. Asset Sales

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

Note 7. Segment Information

     The Company’s reportable segments are based on its method of internal reporting, which is based on product category. The Company has one reportable segment — Packaging. In addition, the Company’s holdings and operations outside the United States are nominal. Therefore, no additional segment information is provided herein.

Note 8. Kalamazoo Labor Dispute

     The labor agreement between GPC and the Paper, Allied-Industrial, Chemical and Energy Workers International (PACE) and PACE Local 1010, which represents approximately 400 workers at our Kalamazoo, Michigan paperboard mill and folding carton plant, expired July 27, 2002, following a four-day extension of that agreement. On July 22, 2002, the membership of the local voted against ratification of our last, best, and final offer and voted to strike pending approval of the international leadership of PACE. As a result of the union’s failure to ratify the contract or act on the strike vote by the expiration of the extension, the Company staffed the operations of the two facilities with salaried and non-union employees of GPC to ensure an uninterrupted supply of product to our customers. We locked out the union employees pending resolution of the contract issues. GPC’s last, best, and final offer to the union remains unchanged. The primary unresolved issue is overtime scheduling. It is not possible at this time to estimate how long the lockout at these plants will last or whether it will ultimately have a negative impact on the Company’s financial condition, results of operations or liquidity.

Note 9. Legal Proceedings

     On February 19, 2002, Chinyun Kim filed a putative class action claim in District Court, Jefferson County, Colorado against the Company and certain of its shareholders and directors. The Complaint alleges that the defendants breached their fiduciary duties in connection with the issuance on August 15, 2000, of the Company’s Series B Preferred Stock to the Grover C. Coors Trust. The Complaint seeks to rescind the sale of the Series B Preferred Stock, unspecified damages and costs and attorney’s fees. On July 29, 2002, the Court dismissed Plaintiff’s claim against the Company for breach of fiduciary duty while allowing the Plaintiff to proceed against the named directors and shareholders, including certain Coors Family Trusts. The Company believes this claim is without merit and will continue to provide a vigorous defense to this action.

Note 10. Supplemental Information

     GPC issued $300 million of senior subordinated notes on February 28, 2002. The senior subordinated notes are jointly and severally as well as fully and unconditionally guaranteed by GPIC and its other domestic subsidiaries. The Company’s foreign subsidiaries and a real estate development partnership do not guarantee the senior subordinated notes.

     The accompanying supplemental financial information presents condensed consolidating financial statements of (a) Graphic Packaging Corporation (the Issuer); (b) Graphic Packaging International Corporation (the Parent) and a guarantor; (c) the guarantor subsidiaries; (d) the nonguarantor subsidiaries; and (e) the Company on a consolidated basis.

     GPC and GPIC were co-borrowers under the Company’s senior bank debt and subordinated debt agreements in effect prior to the refinancing transactions on February 28, 2002. Interest expense under these borrowing agreements was recorded by GPC. In addition, GPC incurred $2.5 million of interest expense in the three months ended June 30, 2002, and $5.0 million of interest expense in the six months ended June 30, 2002, pursuant to a $100 million intercompany loan from GPIC. In the three month and six month periods ended June 30, 2001, GPC incurred $2.2 million and $4.4 million, respectively, of interest pursuant to the same intercompany note that totaled $92.7 million in 2001.

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

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATING INCOME STATEMENT

Three Months Ended June 30, 2002
(in thousands)

			Guarantor	Nonguarantor		Consolidated
	Issuer	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net Sales	$262,199	$—	$—	$1,718	$—	$263,917
Cost of goods sold	229,779	—	—	1,243	—	231,022

Gross profit	32,420	—	—	475	—	32,895
Selling, general and administrative expense	15,787	—	—	21	—	15,808
Equity in (earnings) of subsidiaries	(250)	(10,926)	(402)	—	11,578	—

Operating income	16,883	10,926	402	454	(11,578)	17,087
Interest (expense) income	(14,968)	2,500	—	15	—	(12,453)

Income before taxes and extraordinary item	1,915	13,426	402	469	(11,578)	4,634
Income tax expense	(757)	(5,227)	(319)	(21)	4,516	(1,808)

Net income	1,158	8,199	83	448	(7,062)	2,826
Preferred stock dividends declared	—	(2,500)	—	—	—	(2,500)

Net income attributable to common shareholders	$1,158	$5,699	$83	$448	$(7,062)	$326

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATING INCOME STATEMENT

Three Months Ended June 30, 2001
(in thousands)

			Guarantor	Nonguarantor		Consolidated
	Issuer	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$282,176	$—	$—	$1,076	$—	$283,252
Cost of goods sold	239,935	—	—	1,041	—	240,976

Gross profit	42,241	—	—	35	—	42,276
Selling, general and administrative expense	16,387	—	5	36	—	16,428
Goodwill amortization	5,143	—	—	—	—	5,143
Asset impairment and restructuring charges	1,000	—	—	—	—	1,000
Equity in (earnings) of subsidiaries	(59)	(2,445)	(107)	—	2,611	—

Operating income (loss)	19,770	2,445	102	(1)	(2,611)	19,705
Interest (expense) income	(15,830)	2,154	4	142	—	(13,530)

Income before taxes	3,940	4,599	106	141	(2,611)	6,175
Income tax expense	(1,567)	(1,821)	(91)	(6)	1,039	(2,446)

Net income	2,373	2,778	15	135	(1,572)	3,729
Preferred stock dividends declared	—	(2,500)	—	—	—	(2,500)

Net income attributable to common shareholders	$2,373	$278	$15	$135	$(1,572)	$1,229

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATING INCOME STATEMENT

Six Months Ended June 30, 2002
(in thousands)

			Guarantor	Nonguarantor		Consolidated
	Issuer	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$524,551	$—	$—	$3,090	$—	$527,641
Cost of goods sold	457,898	—	—	2,556	—	460,454

Gross profit	66,653	—	—	534	—	67,187
Selling, general and administrative expense	30,651	—	—	44	—	30,695
Equity in (earnings) of subsidiaries	(269)	(4,695)	(460)	—	5,424	—

Operating income	36,271	4,695	460	490	(5,424)	36,492
Interest (expense) income	(28,745)	5,000	—	(4)	—	(23,749)

Income before taxes, extraordinary item and cumulative effect of change in accounting principle	7,526	9,695	460	486	(5,424)	12,743
Income tax expense	(2,936)	(3,781)	(369)	—	2,115	(4,971)

Income before extraordinary item and cumulative effect of change in accounting principle	4,590	5,914	91	486	(3,309)	7,772
Extraordinary loss on early extinguishment of debt, net of tax	(9,617)	—	—	—	—	(9,617)

Income (loss) before cumulative effect of change in accounting principle	(5,027)	5,914	91	486	(3,309)	(1,845)
Cumulative effect of change in goodwill accounting, net of tax	(180,000)	—	—	—	—	(180,000)

Net income (loss)	(185,027)	5,914	91	486	(3,309)	(181,845)
Preferred stock dividends declared	—	(5,000)	—	—	—	(5,000)

Net income (loss) attributable to common shareholders	$(185,027)	$914	$91	$486	$(3,309)	$(186,845)

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATING INCOME STATEMENT

Six Months Ended June 30, 2001
(in thousands)

			Guarantor	Nonguarantor		Consolidated
	Issuer	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$569,778	$—	$—	$1,918	$—	$571,696
Cost of goods sold	487,337	—	—	1,849	—	489,186

Gross profit	82,441	—	—	69	—	82,510
Selling, general and administrative expense	30,847	—	25	45	—	30,917
Goodwill amortization	10,312	—	—	—	—	10,312
Asset impairment and restructuring charges	3,000	—	—	—	—	3,000
Equity in (earnings) of subsidiaries	(2,458)	(4,796)	(124)	—	7,378	—

Operating income	40,740	4,796	99	24	(7,378)	38,281
Gain from sale of businesses and other assets	—	—	3,650	—	—	3,650
Interest (expense) income	(34,398)	4,309	278	156	—	(29,655)

Income before taxes	6,342	9,105	4,027	180	(7,378)	12,276
Income tax expense	(2,503)	(3,625)	(1,652)	(22)	2,936	(4,866)

Net income	3,839	5,480	2,375	158	(4,442)	7,410
Preferred stock dividends declared	—	(5,000)	—	—	—	(5,000)

Net income attributable to common shareholders	$3,839	$480	$2,375	$158	$(4,442)	$2,410

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET

At June 30, 2002
(in thousands)

			Guarantor	Nonguarantor		Consolidated
	Issuer	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets
Cash and cash equivalents	$1,293	$—	$—	$3,689	$—	$4,982
Accounts receivable	71,262	2,437	—	710	—	74,409
Inventories	97,524	—	—	438	—	97,962
Other assets	28,573	—	—	42	(355)	28,260

Total current assets	198,652	2,437	—	4,879	(355)	205,613
Properties, net	419,510	—	—	8,869	—	428,379
Goodwill, net	379,696	—	—	—	—	379,696
Other assets	31,430	560,924	7,368	42,044	(610,571)	31,195

Total assets	$1,029,288	$563,361	$7,368	$55,792	$(610,926)	$1,044,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$2,473	$—	$—	$1,358	$—	$3,831
Accounts payable	46,992	201	—	472	—	47,665
Interest payable	11,275	—	—	—	—	11,275
Other current liabilities	71,418	24,009	2,555	1,295	(24,326)	74,951

Total current liabilities	132,158	24,210	2,555	3,125	(24,326)	137,722
Long-term debt	613,550	—	—	235,416	(333,281)	515,685
Other long-term liabilities	68,997	1,791	—	—	3,877	74,665

Total liabilities	814,705	26,001	2,555	238,541	(353,730)	728,072

Shareholders’ equity:
Preferred stock	—	100,000	—	—	—	100,000
Common stock	—	326	1,829	1,540	(3,369)	326
Paid-in capital	424,329	195,767	242,224	(182,352)	(264,571)	415,397
Retained earnings (deficit)	(194,020)	241,267	(239,240)	(1,157)	10,744	(182,406)
Accumulated other comprehensive income (loss)	(15,726)	—	—	(780)	—	(16,506)

Total shareholders’ equity	214,583	537,360	4,813	(182,749)	(257,196)	316,811

Total liabilities and shareholders’ equity	$1,029,288	$563,361	$7,368	$55,792	$(610,926)	$1,044,883

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET

At December 31, 2001
(in thousands)

			Guarantor	Nonguarantor		Consolidated
	Issuer	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets
Cash and cash equivalents	$1,145	$976	$—	$4,645	$—	$6,766
Accounts receivable	56,560	135,301	93	834	(133,314)	59,474
Inventories	92,154	—	—	254	—	92,408
Other assets	33,101	—	—	24,024	(23,969)	33,156

Total current assets	182,960	136,277	93	29,757	(157,283)	191,804
Properties, net	434,549	—	—	9,163	—	443,712
Goodwill, net	559,696	—	—	—	—	559,696
Other assets	18,626	471,914	8,147	18,075	(482,639)	34,123

Total assets	$1,195,831	$608,191	$8,240	$56,995	$(639,922)	$1,229,335

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$36,156	$—	$—	$1,217	$—	$37,373
Accounts payable	58,110	534	—	358	—	59,002
Interest payable	9,975	1,309	—	—	(8,619)	2,665
Other current liabilities	49,954	31,977	2,730	1,500	(15,800)	70,361

Total current liabilities	154,195	33,820	2,730	3,075	(24,419)	169,401
Long-term debt	579,006	—	—	2,055	(92,675)	488,386
Other long-term liabilities	208,823	1,959	—	233,357	(370,239)	73,900

Total liabilities	942,024	35,779	2,730	238,487	(487,333)	731,687

Shareholders’ equity:
Preferred stock	—	100,000	—	—	—	100,000
Common stock	—	322	1,829	1,540	(3,369)	322
Paid-in capital	283,787	234,975	243,012	(180,753)	(163,272)	417,749
Retained earnings (deficit)	(8,993)	235,353	(239,331)	(1,643)	14,052	(562)
Accumulated other comprehensive income (loss)	(20,987)	1,762	—	(636)	—	(19,861)

Total shareholders’ equity	253,807	572,412	5,510	(181,492)	(152,589)	497,648

Total liabilities and shareholders’ equity	$1,195,831	$608,191	$8,240	$56,995	$(639,922)	$1,229,335

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2002
(in thousands)

			Guarantor	Nonguarantor		Consolidated
	Issuer	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided by (used in) operating activities	$37,767	$3,588	$(1,200)	$244	$—	$40,399

Cash flows from investing activities:
Capital expenditures	(15,454)	—	—	—	—	(15,454)
Other investing activities	—	—	1,200	—	(1,200)	—

Net cash provided by (used in) investing activities	(15,454)	—	1,200	—	(1,200)	(15,454)

Cash flows from financing activities:
Repayment of debt	(619,343)	—	—	—	—	(619,343)
Proceeds from borrowings	613,100	—	—	—	—	613,100
Payment of debt issuance costs	(15,922)	—	—	—	—	(15,922)
Preferred stock dividends paid	—	(5,000)	—	—	—	(5,000)
Common stock issuance and other	—	436	—	(1,200)	1,200	436

Net cash used in financing activities	(22,165)	(4,564)	—	(1,200)	1,200	(26,729)

Cash and cash equivalents:
Net increase (decrease)	148	(976)	—	(956)	—	(1,784)
Balance at beginning of period	1,145	976	—	4,645	—	6,766

Balance at end of period	$1,293	$—	$—	$3,689	$—	$4,982

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2001
(in thousands)

			Guarantor	Nonguarantor		Consolidated
	Issuer	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided by (used in) operating activities	$67,724	$4,855	$(3,650)	$(21)	$—	$68,908

Cash flows from investing activities:
Capital expenditures	(16,374)	—	—	—	—	(16,374)
Proceeds from sale of assets	3,400	—	3,650	—	—	7,050

Net cash provided by (used in) investing activities	(12,974)	—	3,650	—	—	(9,324)

Cash flows from financing activities:
Repayment of debt	(141,450)	—	—	—	—	(141,450)
Proceeds from borrowings	86,700	—	—	—	—	86,700
Preferred stock dividends paid	—	(5,000)	—	—	—	(5,000)
Common stock issuance and other	—	145	—	—	—	145

Net cash used in financing activities	(54,750)	(4,855)	—	—	—	(59,605)

Cash and cash equivalents:
Net decrease	—	—	—	(21)	—	(21)
Balance at beginning of period	—	—	—	4,012	—	4,012

Balance at end of period	$—	$—	$—	$3,991	$—	$3,991

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     According to a Corrugated and Paperboard Boxes study, dated February 2002, prepared by the Freedonia Group, Inc., we are the leading manufacturer of folding cartons in North America. We have an estimated 13% market share. Our business strategy is to maintain and improve our customer relationships and market leadership, while leveraging our low cost position.

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

     Our products are used in the following end-use markets:

•	food — cereal; desserts; frozen and microwave foods; pet foods; prepared foods; snacks; and food service products;

•	household products — dishwasher and laundry detergent; sporting goods; healthcare; and tissues and papers;

•	beverage — bottle and can carriers and cases; and

•	tobacco — fliptop boxes and cartons.

     We market our products directly to our customers through an internal sales force. Our top 20 customers, with whom we have long-term relationships, represent approximately 80% of our gross sales in the first six months of 2002. Our competition includes other large national folding carton companies, as well as numerous smaller regional companies. Our primary competitors include: Caraustar Industries, Inc., Field Container Company, L.P., Gulf States Paper Corporation, Rock-Tenn Company and Smurfit-Stone Container Corporation. We work to maintain our market share through quality, service, efficiency, innovation, competitive pricing and strategic sourcing to our customers.

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

     To achieve Six Sigma, we identify and address the Cost of Poor Quality in both manufacturing and transactional processes through a disciplined project methodology (Measure, Analyze, Improve, and Control) executed by skilled project leaders called Black Belts and Green Belts.

     We have also taken steps to reduce our fixed manufacturing and corporate overhead (selling, general and administrative) costs. In addition to closing plants and moving equipment and business to other facilities, we have eliminated positions to reduce fixed personnel costs and have begun to use the Six Sigma program to make our non-production business processes more cost effective.

Results of Operations

     Net sales for the three months ended June 30, 2002 were $263.9 million, a decrease of $19.4 million, or 6.8%, compared to the second quarter of 2001. Sales for the six months ended June 30, 2002 were $527.6 million, a decrease of $44.1 million, or 7.7%, compared to the same period in 2001. In the first half of 2001, we enjoyed exceptionally strong sales to customers for one-time product promotions and new, value-added business. By the end of the third quarter of 2001, we started to experience lower sales that have continued through June 2002, as, we believe, our customers focused on managing their inventories as they faced an uncertain economy. This trend resulted in lower orders from customers and, in some cases, temporary plant shutdowns by our customers. The impact on our company has been primarily reduced volume.

     Gross profit, as a percentage of net sales, was 12.5% for the second quarter of 2002 and 12.7% for the six months ended June 30, 2002. Gross profit, as a percentage of net sales, was 14.9% and 14.4% for the comparable periods in 2001. Although gross profit as a percentage of sales in the first half of 2002 was negatively impacted by lower sales and the resulting lower absorption of fixed costs, our system-wide optimization and restructuring activities and emphasis on cost control programs, like Six Sigma, have contributed to gross margin improvement since 2000.

     Selling, general and administrative expenses were $15.8 million, or 6.0% of net sales, for the three months ended June 30, 2002, and $30.7 million, or 5.8% of net sales, for the six months ended June 30, 2002. In the comparable periods of 2001, these expenses were $16.4 million and $30.9 million, or 5.8% and 5.4% as a percentage of sales, respectively. Decreases against prior year expenses are principally due to reduced management incentives, partially offset by costs related to the installation of an ERP information system in 2002. Percentage increases are principally due to reduced sales. Our goal is to keep selling, general and administrative expense at or under 6% of net sales.

     Interest expense decreased $1.1 million, or 8%, in the second quarter of 2002, compared to the second quarter of 2001. Year-to-date 2002 interest expense is lower than year-to-date 2001 by $5.9 million, or 20%, primarily as a result of lower debt balances and lower market interest rates. Partially offsetting the favorable impact of lower market interest rates and lower debt balances is the interest rate impact from our February 28, 2002 senior subordinated notes issuance. The senior subordinated notes have a higher fixed interest rate of 8 5/8% as long term financing versus the shorter term variable rate bank financing they replaced.

     The effective tax rate for the first half of 2002 was approximately 39%, compared to 40% in the first half of 2001. Because some of our goodwill amortization is nondeductible for tax purposes, our effective tax rate is lower as a result of implementing SFAS No. 142, which eliminated goodwill amortization expense for financial reporting purposes effective January 1, 2002. See discussion of our new goodwill accounting below. We expect to maintain an effective tax rate of approximately 39% for the remainder of 2002.

Kalamazoo Labor Dispute

     The labor agreement between GPC and the Paper, Allied-Industrial, Chemical and Energy Workers International (PACE) and PACE Local 1010, which represents approximately 400 workers at our Kalamazoo, Michigan paperboard mill and folding carton plant, expired July 27, 2002, following a four-day extension of that agreement. On July 22, 2002, the membership of the local voted against ratification of our last, best, and final offer and voted to strike pending approval of the international leadership of PACE. As a result of the union’s failure to ratify the contract or act on the strike vote by the expiration of the extension, we staffed the operations of the two facilities with salaried and non-union employees of GPC to ensure an uninterrupted supply of product to our customers. We locked out the union employees pending resolution of the contract issues. Our last, best, and final offer to the union remains unchanged. The primary unresolved issue is overtime scheduling. It is not possible at this time to estimate how long the lockout at these plants will last or whether it will ultimately have a negative impact on the Company’s financial condition, results of operations or liquidity.

Asset Impairment and Restructuring Charges

     We recorded restructuring charges totaling $2.4 million in the fourth quarter of 2001 in connection with the announced closure of the Newnan, Georgia plant. The restructuring charges relate to severance packages for 105 plant personnel that were communicated to employees in December 2001. We expect to shut down the plant’s operations during the third quarter of 2002 and subsequently sell the plant’s building and land which has a combined net book value of $1.8 million. We expect to complete the Newnan restructuring plan by the end of 2002. Restructuring payments made during the first half of 2002 under this program totaled $0.2 million.

     We recorded a restructuring charge of $1.0 million in the second quarter of 2001, continuing the plan announced in the fourth quarter of 2000 to eliminate approximately 200 non-production positions across the company, including the closure of our folding carton plant in Portland, Oregon. $3.0 million was recorded in the fourth quarter of 2000 and $1.0 million was recorded in the first quarter of 2001 related to this restructuring plan. The 2001 charges relate to severance packages that were communicated to employees in the first half of 2001. At June 30, 2002, this restructuring plan is complete.

     We recorded a restructuring charge of $3.4 million in the first quarter of 2000 for anticipated severance costs as a result of the announced closure of the Saratoga Springs, New York plant. We have completed the closure of the Saratoga Springs plant and the transition of the plant’s business to other company facilities. Approximately $0.5 million of the restructuring charges were not necessary to meet severance obligations for the plant’s former employees and were reversed in the first quarter of 2001. We recorded an asset impairment charge of $1.5 million in the quarter ended March 31, 2001 related to our Saratoga Springs building. On June 29, 2001, the Saratoga Springs building and land were sold for cash proceeds of approximately $3.4 million, with no gain or loss being recognized. At June 30, 2002, this restructuring plan is complete.

     The following table summarizes accruals related to all of our restructuring activities during the first half of 2002 (in millions):

	2000		2001
	Saratoga	2000/2001	Newnan
	Springs	Reduction	Plant
	Closure	in Force	Closure	Totals

Balance, December 31, 2001	$0.1	$0.2	$2.4	$2.7

Cash paid	(0.1)	(0.2)	—	(0.3)

Balance, March 31, 2002	0.0	0.0	2.4	2.4

Cash paid	—	—	(0.2)	(0.2)

Balance, June 30, 2002	$0.0	$0.0	$2.2	$2.2

Asset Sales

     We have closed several noncore or underperforming facilities over the past two years. We sold our Saratoga Springs, New York building and land in June 2001 and our Perrysburg, Ohio building and land in July 2001 for cash proceeds of $3.4 million and $1.9 million, respectively. No gain or loss was recognized on the sales.

     In the first quarter of 2001, a pre-tax gain of $3.6 million was recognized upon receipt of additional consideration for assets of our former developmental businesses.

Goodwill Accounting

     SFAS No. 142, Goodwill and Other Intangible Assets, was issued in 2001 and became effective for us on January 1, 2002. This statement establishes new accounting and reporting standards that, among other things, eliminate amortization of goodwill and certain intangible assets with indefinite useful lives. We do not have any intangible assets with indefinite useful lives; however, as required by the new standard, our goodwill will be evaluated annually for impairment using a fair-value based approach and, if there is impairment, the carrying amount of goodwill will be written down to its implied fair value.

     Effective January 1, 2002, we assigned the carrying value of our goodwill, totaling $560 million, to one reporting unit. Management has completed the transitional impairment testing of our goodwill and has determined that our goodwill was impaired by $180 million at January 1, 2002. The fair value of the goodwill was derived using a discounted cash flow method. The transitional impairment loss is reflected as a cumulative effect of change in accounting principle in the accompanying income statement. Future impairments of goodwill, if any, will be charged to operating income in the period in which impairment arises.

     Of the $560 million carrying value of goodwill at December 31, 2001, $418 million is deductible for Federal income tax purposes and $142 million is not deductible. The $180 million goodwill impairment charge consists of approximately $131 million of deductible goodwill and approximately $49 million of non-deductible goodwill. The $131 million tax deductible portion of the impairment charge resulted in a deferred tax benefit/asset of approximately $50 million. We recorded a 100% valuation allowance against the approximately $50 million deferred tax asset resulting from recognition of the transitional goodwill impairment loss. Therefore, the cumulative effect of change in accounting principle reflected in the accompanying income statement is net of $0 tax benefit.

     Effective January 1, 2002, we stopped amortizing our goodwill as required by SFAS No. 142. The annual reduction in amortization expense is approximately $20.6 million before taxes. Because some of our goodwill amortization is nondeductible for tax purposes, our effective tax rate is lower as a result of implementing SFAS No. 142. The change in the carrying amount of our goodwill consists entirely of the impairment of $180 million for the six months ended June 30, 2002.

New Accounting Pronouncements

     In 2001, the FASB issued SFAS No. 143. Accounting for Asset Retirement Obligations. SFAS No. 143 requires the recognition of a liability and offsetting asset for any legal obligation associated with the retirement of long-lived assets. The asset retirement cost is depreciated over the life of the related asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not believe SFAS No. 143 will have a significant effect on our company.

     SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued on April 30, 2002. SFAS No. 145 includes, among other things, the recission of SFAS No. 4, which required that gains and losses from early extinguishment of debt be classified as an extraordinary item, net of related income tax effects. Under the new guidance of SFAS No. 145, losses from early extinguishment of debt will be classified as extraordinary items only when the losses are considered unusual in nature and infrequent in occurrence. SFAS No. 145 will be effective for us on January 1, 2003, at which time we will reclassify its first quarter 2002 loss on early extinguishment of debt as a non-extraordinary item.

     SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued on July 30, 2002. SFAS No. 146 will require companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for us on January 1, 2003 and will have no effect on our company’s historical financial results.

Liquidity and Capital Resources

     Our liquidity is generated from both internal and external sources and is used to fund short-term working capital needs, capital expenditures (estimated to be $40 million in 2002), preferred stock dividends and other general corporate purposes.

Capital Structure

     On February 28, 2002, we refinanced our existing senior bank credit facility with $300 million of senior subordinated notes, carrying interest at 8 5/8%, payable semi-annually and due in 2012, and a new $450 million senior bank credit facility. We collectively refer to these transactions as the “Refinancing Transactions.”

     We intend to fund future working capital needs, capital expenditures, preferred stock dividends and acquisitions through cash flow generated from operations and borrowings under our new senior bank credit facility. GPC is the borrower under the new senior bank credit facility and the senior subordinated notes, and GPIC has guaranteed the loans. The new senior bank credit facility consists of a $275 million, five-year revolving credit facility, or the Revolver, and a $175 million, seven-year term loan, or the Term Loan. The Revolver bears interest at various pricing options, including LIBOR plus a spread tied to our leverage, with a single principal payment due at maturity. The interest rate for the Revolver was 3.84% at June 30, 2002. The Term Loan bears interest at various pricing options, including LIBOR plus 275 basis points, with principal amortization of 1% a year and the balance due at maturity. The interest rate for the Term Loan was 4.59% at June 30, 2002. The facilities must also be prepaid with a cash flow recapture calculation, and with certain proceeds from asset sales, and debt or equity offerings. The facility is collateralized by first priority liens on all material assets of the Company and all of its domestic subsidiaries. The facility limits the Company’s ability to pay dividends other than permitted dividends on the preferred stock, and imposes limitations on the incurrence of additional debt, acquisitions, capital expenditures and the sale of assets.

     We used the net proceeds from the Refinancing Transactions to repay the existing bank debt, to repurchase the existing $50 million of subordinated notes at par from Golden Heritage, LLC, a related party, and to pay related interest, fees and expenses.

     In connection with the Refinancing Transactions, we incurred a non-cash charge in 2002 to write off our remaining unamortized debt issuance costs associated with the refinanced debt. These costs amounted to $15.8 million, pretax, at February 28, 2002. If we continue to reduce LIBOR-based borrowings through increased cash flows, we may also incur an immediate charge related to our existing interest rate swap agreements if they no longer qualify as a hedge of interest rate risk. On February 28, 2002, we terminated a $35 million notional value interest rate swap contract for $830,000 that we are amortizing over the remaining life of the swap contract (through September 2002). At June 30, 2002, we had $190 million notional value of interest rate swap agreements, which had a negative fair value of $2.3 million.

     Our borrowings at June 30, 2002 and December 31, 2001 consist of the following (in thousands):

	June 30,	December 31,
	2002	2001

Seven-year term facility due 2009, variable interest currently at 4.59%	$174,000	$—
Five-year revolving credit facility due 2007, variable interest currently at 3.84%	39,800	—
8-5/8% senior subordinated notes due 2012	300,000	—
Five-year term facility due 2004, variable interest at 4.18%	—	247,035
Revolving credit facility due 2004, variable interest at 4.18%	—	222,750
10% subordinated notes due 2008	—	50,000
Other notes payable	5,716	5,974

Total	519,516	525,759
Less current maturities	3,831	37,373

Long-term maturities	$515,685	$488,386

     Our maturities of long-term debt as of June 30, 2002 are as follows (in thousands):

2002 (remaining six months)	$2,872
2003	1,927
2004	1,923
2005	1,941
Thereafter	510,853

$519,516

     We maintain an interest rate risk-management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in interest rates. Our specific goals are to (1) manage interest rate sensitivity by modifying the re-pricing or maturity characteristics of some of our debt and (2) lower (where possible) the cost of our borrowed funds. In accordance with our interest rate risk-management strategy, we had contracts in place at June 30, 2002 to hedge the interest rates on our variable rate borrowings in the form of swap agreements on $190 million of borrowings. The swap agreements lock in an average LIBOR rate of 6.6%. LIBOR was 1.8% at June 30, 2002. A $125 million notional value swap agreement expired in July 2002. The remaining swap agreements will expire in September 2002. Although these contracts were not replaced with new contracts upon expiration, our policy allows management to enter into new contracts in the future.

     Our capital structure also includes $100 million of Series B preferred stock, issued on August 15, 2000 to the Grover C. Coors Trust, a related party. The Series B preferred stock is convertible into shares of our common stock at $2.0625 per share and is entitled to receive a dividend payable quarterly at an annual rate of 10%. We may redeem the Series B preferred stock beginning on August 15, 2005 at 105% of par. This premium decreases by 1% per year until August 15, 2010, at which time we can elect to redeem the shares at par. The Series B preferred stock has a liquidation preference over our common stock and is entitled to one vote for every two shares held on an as-converted basis.

Working Capital

     Our working capital before current maturities of long-term debt, increased $12 million during the six months ended June 30, 2002. Our working capital is dependent upon our ability to manage our inventories, collect our receivables on a timely basis, and maintain favorable terms with our vendors. Our working capital can be negatively impacted if our operations run less efficiently, particularly at times when business is moved among plants or new plants are acquired, or if inventories build up due to lower than planned sales during a period. The increase in working capital reflects increased receivables after having unusually low sales volume during December 2001, and changes in inventory and accounts payable. Our cash flow from operations for the first half of 2002 was positively impacted by the change in our interest payment schedule when we refinanced our debt; however, on August 15, 2002, we will make a semi-annual interest payment on our senior subordinated notes totaling $11.9 million. This will negatively impact our cash flows from operations in the third quarter of 2002.

     We currently expect that cash flows from operations and borrowings under our new credit facility will be adequate to meet our needs for working capital, financing for capital expenditures and debt repayments for the foreseeable future. Our working capital position (including current maturities of long term debt) at June 30, 2002 was $67.9 million, and $229.1 million was available under our revolving credit facility.

     We expect our capital expenditures for 2002 to be approximately $40 million, and expect to fund our capital requirements with net cash from operations.

Inflation

     The impact of inflation on our financial position and results of operations has been minimal and is not expected to adversely affect future results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

     As of August 1, 2002, the Company’s capital structure includes $202.8 million of debt that bears interest based upon an underlying rate that fluctuates with short-term interest rates, specifically LIBOR. As of August 1, 2001, the Company’s capital structure included $580.0 million of debt that bore interest based upon an underlying rate that fluctuated with short-term interest rates, specifically LIBOR. Since January 1, 2001, one-month LIBOR rates have fluctuated from a high of 5.6% to a low of 1.8%. At August 1, 2002, the Company has interest rate swap agreements that lock LIBOR at 5.94% on $65 million of its borrowings. At August 1, 2001, the Company had interest rate swap agreements that locked LIBOR at 5.94% on $100 million of its borrowings and 6.98%. Until May 2002, the Company had interest rate contracts that capped the LIBOR interest rate at 8.13% on $200 million of borrowings and 6.75% for $150 million of borrowings. With the Company’s interest rate protection contracts still in place at August 1, 2002, a 1% rise in interest rates would impact annual pre-tax results by approximately $1.4 million. One year ago, a 1% rise in interest rates would have impacted annual pre-tax results by approximately $3.6 million.

Factors That May Affect Future Results

     Certain statements in this document constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, a) we are dependent on key customers and strategic relationships, and the loss of key customers or these relationships could adversely affect our business, financial condition and results of operations; b) we face intense competition and, if we are unable to compete successfully against other manufacturers of folding cartons, we could lose customers and our revenues may decline; c) we have made acquisitions, which entail certain risks, and may do so again in the future, and we cannot guarantee that we will realize the expected benefits from future acquisitions or that our existing operations will not be harmed as a result of any such acquisitions; d) price fluctuations in raw materials and energy costs could adversely affect our manufacturing costs and ability to obtain the materials we need to manufacture our products; e) we may not be able to adequately protect our intellectual property and proprietary rights, which could harm our future success and competitive position; f) we are subject to environmental laws and other governmental regulations, and costs related to compliance with, or any liability for failure to comply with, existing or future laws and regulations which could adversely affect our business, financial condition and results of operations; g) our business may be adversely impacted by the Kalamazoo work stoppage and other labor relations matters; h) we may encounter difficulties in our restructuring and reorganization efforts, which could prevent us from accommodating our existing business and capturing new business; i) capital expenditures might be higher than planned due to unexpected requirements or opportunities; j) various Coors family trusts own a significant interest in us and may exercise their control in a manner beneficial or detrimental to our other investors’ interests; k) terrorist attacks, such as those that occurred on September 11, 2001, and acts of bioterrorism have contributed to economic instability in the United States and further acts of terrorism, bioterrorism, violence or war could affect the markets in which we operate, our business operations, our expectations and other forward-looking statements contained in this document; l) we may be subject to losses that might not be covered in whole or in part by existing insurance coverage, and these uninsured losses could adversely affect our business, financial condition and results of operations; m) selling, general and administrative costs might increase based on adding more staff and programs (including costs to meet increasing corporate compliance requirements), and general cost increases; n) we may be exposed to higher than predicted interest rates on the unhedged portion of our debt and on any new debt we might incur; o) if we are unable to meet the financial covenants on our debt, we could be subject to higher interest rates or possible default (which could lead to our insolvency); and p) we may not be able to maintain our effective tax rate due to the current and future tax laws, our ability to identify and use our tax credits and other factors.

     These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K/A for the year ended December 31, 2001. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments necessary to summarize fairly the Company’s financial position and results of operations. Except for certain reclassifications made to consistently report the information contained in the financial statements, all adjustments made to the interim financial statements presented are of a normal recurring nature. The results of operations for the second quarter ended June 30, 2002, may not be indicative of results that may be expected for the year ending December 31, 2002.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On February 19, 2002, Chinyun Kim filed a putative class action claim in District Court, Jefferson County, Colorado against the Company and certain of its shareholders and directors. The Complaint alleges that the defendants breached their fiduciary duties in connection with the issuance on August 15, 2000, of the Company’s Series B Preferred Stock to the Grover C. Coors Trust. The Complaint seeks to rescind the sale of the Series B Preferred Stock, unspecified damages and costs and attorney’s fees. On July 29, 2002, the Court dismissed Plaintiff’s claim against the Company for breach of fiduciary duty while allowing the Plaintiff to proceed against the named directors and shareholders, including certain Coors Family Trusts. The Company believes this claim is without merit and will continue to provide a vigorous defense to this action.

Item 4. Submission of Matters to a Vote of the Shareholders

     At the May 14, 2002 annual meeting of the Company’s shareholders, the following matters were submitted for a vote of the shareholders. The report of the Inspectors of Election is below.

     There were 56,608,703 shares of common stock (including voting rights of preferred stock) entitled to vote at the meeting and a total of 49,621,515 shares (87.66%) were represented at the meeting.

     (1)  Election of two directors for a three-year term.

	FOR	WITHHOLD
Jeffrey H. Coors	49,067,532	553,983
John Hoyt Stookey	49,377,292	244,223

The other directors whose term of office continued after the meeting are John D. Beckett, William K. Coors, Harold R. Logan, Jr., and James K. Peterson.

     (2)  Approval of an amendment to the Company’s Executive Incentive Plan to, among other things, increase the target performance bonus for the Chief Executive Officer/President from 55% to 60%.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
45,266,555	814,175	99,284	3,441,501

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

Exhibit
Number	Document Description

     (b)  Reports on Form 8-K

No reports were filed on Form 8-K during the second quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 14, 2002	By /s/ Luis E. Leon Luis E. Leon (Chief Financial Officer)

Date:	August 14, 2002	By /s/ John S. Norman John S. Norman (Vice President and Controller)

CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Graphic Packaging International Corporation (the Company) on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Jeffrey H. Coors, Chief Executive Officer and President of the Company, and Luis E. Leon, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	August 14, 2002	By /s/ Jeffrey H. Coors Jeffrey H. Coors Chief Executive Officer and President

Date:	August 14, 2002	By /s/ Luis E. Leon Luis E. Leon Chief Financial Officer