Form 10-Q
period 2002-09-30
GRAPHIC PACKAGING INTERNATIONAL CORP
filed 2002-10-31
CIK 892793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No   ☐

There were 32,926,055 shares of common stock outstanding as of September 30, 2002.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

CONSOLIDATED INCOME STATEMENT
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net sales	$270,002	$270,818	$797,643	$842,514
Cost of goods sold	240,949	234,363	701,403	723,549

Gross profit	29,053	36,455	96,240	118,965
Selling, general and administrative expense	16,192	16,061	46,887	46,978
Goodwill amortization	—	5,175	—	15,487
Asset impairment and restructuring charges	—	—	—	3,000

Operating income	12,861	15,219	49,353	53,500
Gain on sale of assets	—	—	—	3,650
Interest expense	(11,310)	(12,429)	(35,059)	(42,084)

Income before income taxes, extraordinary item and cumulative effect of change in accounting principle	1,551	2,790	14,294	15,066
Income tax expense	(604)	(1,160)	(5,575)	(6,026)

Income before extraordinary item and cumulative effect of change in accounting principle	947	1,630	8,719	9,040
Extraordinary loss on early extinguishment of debt, net of tax of $6,149	—	—	(9,617)	—

Income (loss) before cumulative effect of change in accounting principle	947	1,630	(898)	9,040
Cumulative effect of change in goodwill accounting, net of tax of $0	—	—	(180,000)	—

Net income (loss)	947	1,630	(180,898)	9,040
Preferred stock dividends declared	(2,500)	(2,500)	(7,500)	(7,500)

Net income (loss) attributable to common shareholders	$(1,553)	$(870)	$(188,398)	$1,540

See Notes to Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

CONSOLIDATED INCOME STATEMENT
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net income (loss) attributable to common shareholders per basic and diluted share:
Before extraordinary item and cumulative effect of change in accounting principle	$(0.05)	$(0.03)	$0.04	$0.05
Extraordinary loss	—	—	(0.30)	—
Cumulative effect of change in accounting principle	—	—	(5.52)	—

	$(0.05)	$(0.03)	$(5.78)	$0.05

Weighted average shares outstanding—basic	32,839	31,882	32,585	31,459

Weighted average shares outstanding—diluted	32,839	31,882	33,999	32,444

See Notes to Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net income (loss)	$947	$1,630	$(180,898)	$9,040
Other comprehensive income:
Foreign currency translation adjustments	1	46	342	(284)
Cumulative effect of change in accounting for interest rate swaps, net of tax of $2,012	—	—	—	(3,217)
Recognition of hedge results to interest expense during the period, net of tax of $457, $214, $2,276, and $793, respectively	736	343	3,664	1,269
Amortization of cancelled interest rate swap, net of tax of $137 and $320, respectively	220	—	513	—
Change in fair value of cash flow hedges during the period, net of tax of $425, $969, $296, and $2,017, respectively	684	(1,551)	476	(3,224)

Other comprehensive income (loss)	1,641	(1,162)	4,995	(5,456)

Comprehensive income (loss)	$2,588	$468	$(175,903)	$3,584

See Notes to Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEET
(In thousands, except share data)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$10,646	$6,766
Accounts receivable	68,755	59,474
Inventories:
Finished	52,504	55,057
In process	10,691	15,258
Raw materials	26,391	22,093

Total inventories	89,586	92,408
Other assets	27,520	33,156

Total current assets	196,507	191,804

Properties, net	419,240	443,712
Goodwill, net	379,696	559,696
Other assets	30,033	34,123

Total assets	$1,025,476	$1,229,335

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current maturities of long-term debt	$3,610	$37,373
Accounts payable	89,633	59,002
Other current liabilities	66,638	73,026

Total current liabilities	159,881	169,401
Long-term debt	475,300	488,386
Other long-term liabilities	71,288	73,900

Total liabilities	706,469	731,687

Shareholders’ equity
Preferred stock, nonvoting, 20,000,000 shares authorized:
Series A, $0.01 par value, no shares issued or outstanding Series B, $0.01 par value, 1,000,000 shares issued and outstanding at stated value of $100 per share	100,000	100,000
Common stock, $0.01 par value 100,000,000 shares authorized and 32,926,055 and 32,188,941 issued and outstanding at September 30, 2002, and December 31, 2001, respectively	329	322
Paid-in capital	415,004	417,749
Accumulated deficit	(181,460)	(562)
Accumulated other comprehensive loss	(14,866)	(19,861)

Total shareholders’ equity	319,007	497,648

Total liabilities and shareholders’ equity	$1,025,476	$1,229,335

See Notes to Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(180,898)	$9,040
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	180,000	—
Asset impairment charges	—	1,500
Extraordinary loss on early extinguishment of debt	15,766	—
Gain on sale of assets	—	(3,650)
Depreciation	45,950	44,564
Amortization of goodwill	—	15,487
Amortization of debt issuance costs	2,539	5,920
Compensation expense settled in stock	3,377	4,140
Change in current assets and current liabilities:
Accounts receivable	(9,281)	(8,245)
Inventory	2,822	9,012
Other current assets	5,636	(727)
Accounts payable	30,631	4,588
Other current liabilities	(1,735)	8,073
Other	(726)	3,894

Net cash provided by operating activities	94,081	93,596

Cash flows from investing activities:
Capital expenditures	(21,049)	(22,135)
Proceeds from sale of assets	—	8,950

Net cash used in investing activities	(21,049)	(13,185)

Cash flows from financing activities:
Repayment of debt	(730,426)	(225,900)
Proceeds from borrowings	683,577	155,235
Payment of debt issuance costs	(16,019)	—
Payment of preferred stock dividends	(7,500)	(9,583)
Issuance of common stock and other	1,216	117

Net cash used in financing activities	(69,152)	(80,131)

Cash and cash equivalents:
Net increase in cash and cash equivalents	3,880	280
Balance at beginning of period	6,766	4,012

Balance at end of period	$10,646	$4,292

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly state the financial position of the Company at September 30, 2002, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

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

Effective January 1, 2002, the Company stopped amortizing its goodwill as required by SFAS No. 142. The annual reduction in amortization expense is approximately $20.6 million before taxes. Because some of the Company’s goodwill amortization is nondeductible for tax purposes, the Company’s effective tax rate is lower as a result of implementing SFAS No. 142. The change in the carrying amount of the Company’s goodwill for the nine months ended September 30, 2002 consists entirely of the impairment of $180 million.

The Company recorded its transitional goodwill impairment charge during the second quarter of 2002, as permitted by SFAS No. 142. The following table presents the results of operations for the first quarter of 2002 after giving effect to the goodwill impairment charge (in thousands):

	As Reported in Form 10-Q	As Adjusted for Goodwill Impairment
Operating income	$19,405	$19,405

Net loss attributable to common shareholders	$(7,171)	$(187,171)

Net loss attributable to common shareholders per basic and diluted share	$(0.22)	$(5.79)

The following table illustrates net income (loss) attributable to common shareholders and earnings per share, exclusive of goodwill amortization expense in the prior year periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Reported net income (loss) before extraordinary item attributable to common shareholders	$(1,553)	($870)	$(178,781)	$1,540
Extraordinary item	—	—	(9,617)	—

Reported net income (loss) attributable to common shareholders	(1,553)	(870)	(188,398)	1,540
Goodwill amortization, net of tax	—	3,105	—	9,292

Adjusted net income (loss) attributable to common shareholders	$(1,553)	$2,235	$(188,398)	$10,832

Earnings per share—basic:
Reported net income (loss) before extraordinary item attributable to common shareholders	$(0.05)	($0.03)	$(5.48)	$0.05
Extraordinary item	—	—	(0.30)	—

Reported net income (loss) attributable to common shareholders	(0.05)	(0.03)	(5.78)	0.05
Goodwill amortization, net of tax	—	0.10	—	0.29

Adjusted net income (loss) attributable to common shareholders	$(0.05)	$0.07	$(5.78)	$0.34

Earnings per share—diluted:
Reported net income (loss) before extraordinary item attributable to common shareholders	$(0.05)	($0.03)	$(5.48)	$0.05
Extraordinary item	—	—	(0.30)	—

Reported net income (loss) attributable to common shareholders	(0.05)	(0.03)	(5.78)	0.05
Effect of additional dilutive securities(1)	—	0.05	—	0.06
Goodwill amortization, net of tax	—	0.04	—	0.12

Adjusted net income (loss) attributable to common shareholders	$(0.05)	$0.06	$(5.78)	$0.23

(1)
Includes the dilutive effect from the conversion of preferred stock into 48.5 million shares of common stock and the elimination of $2.5 million per quarter of preferred stock dividends, as well as the dilutive effect from the conversion of other common stock equivalents into 1.4 million shares of common stock for those periods where conversion is dilutive.

Note 3.    New Accounting Pronouncements

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

SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued on April 30, 2002. SFAS No. 145 includes, among other things, the rescission of SFAS No. 4, which required that gains and losses from early extinguishment of debt be classified as an extraordinary item, net of related income tax effects. Under the new guidance of SFAS No. 145, losses from early extinguishment of debt will be classified as extraordinary items only when the losses are considered unusual in nature and infrequent in occurrence. SFAS No.145 will be effective for the Company on January 1, 2003, at which time the Company will reclassify its first quarter 2002 loss on early extinguishment of debt as a non-extraordinary item.

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

•
GPC entered into a new $450 million senior secured credit facility. The new facility includes a $175 million seven-year term note and a $275 million five-year revolving line of credit. Initial borrowings under the revolving line of credit totaled $62.6 million. Initial interest rates for the seven-year term note and the five-year revolving line of credit were 6.5% and 5.75%, respectively. Interest rates have subsequently dropped to 4.57% and 3.80%, respectively, at September 30, 2002.

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

GPC issued the Notes under an indenture among GPC, as issuer, GPIC, as a guarantor, the Company’s domestic subsidiaries, as the subsidiary guarantors, and Wells Fargo Bank Minnesota, National Association, as trustee. GPC and GPIC entered into a registration rights agreement which provided for them to use commercially reasonable efforts to consummate an exchange offer under the Securities Act of 1933, within 210 days of closing. The Company consummated the exchange offer in August 2002.

Senior Secured Credit Facility

GPC is the borrower under the new senior secured credit facility (the Credit Facility). A syndicate of financial institutions serves as lenders, with Morgan Stanley Senior Funding, Inc. and Credit Suisse First Boston as the joint lead arrangers. The Credit Facility consists of a $275 million, five-year revolving credit facility, or the Revolver, and a $175 million, seven-year term loan, or the Term Loan. The Revolver bears interest at various pricing options, including LIBOR plus a spread tied to GPC’s leverage, with a single principal payment due at maturity. There were no outstanding borrowings under the revolver at September 30, 2002. The Term Loan bears interest at various pricing options, including LIBOR plus 275 basis points, with principal amortization of 1% a year and the balance due at maturity. The interest rate for the Term Loan was 4.57% at September 30, 2002. The Credit Facility must also be prepaid with a cash flow recapture calculation, and with certain proceeds from asset sales, and debt or equity offerings. The Credit Facility is collateralized by first priority liens on all material assets of the Company and all of its domestic subsidiaries. The Company’s borrowing arrangements limit the ability to pay dividends other than permitted dividends on the preferred stock, and imposes limitations on the incurrence of additional debt, acquisitions, capital expenditures and the sale of assets.

The Company’s borrowings consist of the following (in thousands):

	September 30, 2002	December 31, 2001
Seven-year term facility due 2009, variable interest currently at 4.57%	$173,688	$—
Five-year revolving credit facility due 2007, variable interest currently at 3.80%	—	—
8-5/8% senior subordinated notes due 2012	300,000	—
Five-year term facility, variable interest at 4.18%, refinanced in 2002	—	247,035
Revolving credit facility, variable interest at 4.18%, refinanced in 2002	—	222,750
10% subordinated notes, refinanced in 2002	—	50,000
Other notes payable	5,222	5,974

Total	478,910	525,759
Less current maturities	3,610	37,373

Long-term maturities	$475,300	$488,386

In connection with the refinancing transactions, the Company incurred a non-cash charge in 2002 to write off its remaining unamortized debt issuance costs associated with the refinanced debt of $15.8 million, pretax, which has been reflected as an extraordinary loss in the accompanying income statement.

Note 5.    Restructuring Charges

The Company recorded restructuring charges totaling $2.4 million in the fourth quarter of 2001 in connection with the announced closure of the Newnan, Georgia plant. The restructuring charges relate to severance packages for 105 plant personnel that were communicated to employees in December 2001. The Company shut down the plant's operations during the third quarter of 2002 and plans to sell the plant's building and land which has a combined net book value of $1.8 million. The Company substantially completed the Newnan restructuring plan during the third quarter of 2002. Restructuring payments made during the first nine months of 2002 under this program totaled $0.9 million.

The following table summarizes accruals related to all of the Company’s restructuring activities during the first nine months of 2002 (in millions):

	2000 Saratoga Springs Closure	2000/2001 Reduction in Force	2001 Newnan Plant Closure	Totals
Balance, December 31, 2001	$0.1	$0.2	$2.4	$2.7
Cash paid	(0.1)	(0.2)	—	(0.3)

Balance, March 31, 2002	0.0	0.0	2.4	2.4
Cash paid	—	—	(0.2)	(0.2)

Balance, June 30, 2002	0.0	0.0	2.2	2.2
Cash paid	—	—	(0.7)	(0.7)

Balance, September 30, 2002	$0.0	$0.0	$1.5	$1.5

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

Note 7.    Segment Information

The Company’s reportable segments are based on its method of internal reporting, which is based on product category. The Company has one reportable segment—Packaging. In addition, the Company’s holdings and operations outside the United States are nominal. Therefore, no additional segment information is provided herein.

Note 8.    Kalamazoo Labor Dispute

The labor agreement between GPC and the Paper, Allied-Industrial, Chemical and Energy Workers International (PACE) and PACE Local 6-1010, which represents approximately 400 workers at the Kalamazoo, Michigan paperboard mill and folding carton plant, expired on July 27, 2002, following a four-day extension. On July 22, 2002, the membership of the local voted against ratification of the Company’s offer and voted to strike pending the approval of the international leadership of PACE. As a result of the union’s failure to ratify the contract or act on the strike vote by the end of the extension, the Company staffed the operations of the two facilities with salaried and non-union employees of GPC to ensure the uninterrupted supply of product to its customers. The Company locked out the union employees pending resolution of the contract issues. It is not possible at this time to estimate how long the lockout at these plants will last. Net incremental costs to the Company due to this labor dispute were approximately $4.5 million before tax through September 30, 2002. These costs include labor, the incremental cost of outside paperboard purchases, additional security, travel and lodging for temporary workers, and other related expenses. By mid-September, both facilities were running at normal or higher production rates and efficiencies compared to levels prior to the labor dispute and, as a result, management believes the labor dispute will not have a material impact on the Company’s future results of operations, financial position, or cash flows.

Note 9.    Legal Proceedings

On February 19, 2002, Chinyun Kim filed a putative class action claim in District Court, Jefferson County, Colorado against the Company and certain of its shareholders and directors alleging breach of fiduciary duty in connection with the issuance on August 15, 2000, of the Company’s Series B Preferred Stock to the Grover C. Coors Trust. The Court dismissed Plaintiff’s claim against the Company for breach of fiduciary duty while allowing the Plaintiff to proceed against the named directors and shareholders, including certain Coors Family Trusts. The Company believes that the transaction was in the best interests of the Company and its shareholders and that it acted appropriately. It intends to continue to provide a vigorous defense to this action.

Note 10.    Related Party Transaction

The Company entered into a warehouse sublease on September 1, 2002 with Rocky Mountain Bottle Company, a partnership partially owned by Coors Brewing Company, a related party. Monthly rent under the sublease is $8,250 and will continue through July 2006.

Note 11.    Supplemental Information

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

GPC and GPIC were co-borrowers under the Company’s senior bank debt and subordinated debt agreements in effect prior to the refinancing transactions on February 28, 2002. Interest expense under these borrowing agreements was recorded by GPC. In addition, GPC incurred $2.5 million of interest expense in the three months ended September 30, 2002, and $7.5 million of interest expense in the nine months ended September 30, 2002, pursuant to a $100 million intercompany loan from GPIC. In the three-month and nine-month periods ended September 30, 2001, GPC incurred $2.2 million and $6.6 million, respectively, of interest pursuant to the same intercompany note that totaled $92.7 million in 2001.

The following condensed consolidating financial statements are presented using the equity method. Under this method, investments in subsidiaries are recorded at cost and adjusted for the parent company’s share of the subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes. The elimination entries relate primarily to investments in subsidiaries, intercompany loans and other intercompany transactions.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATING INCOME STATEMENT
Three Months Ended September 30, 2002
(in thousands)

	Issuer	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$268,616	$—	$—	$1,386	$—	$270,002
Cost of goods sold	239,754	—	—	1,195	—	240,949

Gross profit	28,862	—	—	191	—	29,053
Selling, general and administrative expense	16,187	—	—	5	—	16,192
Equity in losses (earnings) of subsidiaries subsidiaries	(89)	593	11	—	(515)	—

Operating income (loss)	12,764	(593)	(11)	186	515	12,861
Interest (expense) income	(13,792)	2,500	—	(18)	—	(11,310)

Income (loss) before taxes	(1,028)	1,907	(11)	168	515	1,551
Income tax (expense) benefit	401	(744)	3	(64)	(200)	(604)

Net income (loss)	(627)	1,163	(8)	104	315	947
Preferred stock dividends declared	—	(2,500)	—	—	—	(2,500)

Net income (loss) attributable to common shareholders	$(627)	$(1,337)	$(8)	$104	$315	$(1,553)

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATING INCOME STATEMENT
Three Months Ended September 30, 2001
(in thousands)

	Issuer	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$270,150	$—	$—	$668	$—	$270,818
Cost of goods sold	233,700	—	—	663	—	234,363

Gross profit	36,450	—	—	5	—	36,455
Selling, general and administrative expense	16,039	—	22	—	—	16,061
Goodwill amortization	5,175	—	—	—	—	5,175
Equity in (earnings) of subsidiaries	(5)	(382)	(17)	—	404	—

Operating income (loss)	15,241	382	(5)	5	(404)	15,219
Interest (expense) income	(14,610)	2,155	22	4	—	(12,429)

Income before taxes	631	2,537	17	9	(404)	2,790
Income tax expense	(262)	(1,048)	(14)	3	161	(1,160)

Net income	369	1,489	3	12	(243)	1,630
Preferred stock dividends declared	—	(2,500)	—	—	—	(2,500)

Net income (loss) attributable to common shareholders	$369	($1,011)	$3	$12	$(243)	$(870)

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATING INCOME STATEMENT
Nine Months Ended September 30, 2002
(in thousands)

	Issuer	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$793,167	$—	$—	$4,476	$—	$797,643
Cost of goods sold	697,652	—	—	3,751	—	701,403

Gross profit	95,515	—	—	725	—	96,240
Selling, general and administrative expense	46,838	—	—	49	—	46,887
Equity in (earnings) of subsidiaries	(358)	(4,102)	(449)	—	4,909	—

Operating income	49,035	4,102	449	676	(4,909)	49,353
Interest (expense) income	(42,537)	7,500	—	(22)	—	(35,059)

Income before taxes, extraordinary item and cumulative effect of change in accounting principle	6,498	11,602	449	654	(4,909)	14,294
Income tax expense	(2,535)	(4,525)	(366)	(64)	1,915	(5,575)

Income before extraordinary item and cumulative effect of change in accounting principle	3,963	7,077	83	590	(2,994)	8,719
Extraordinary loss on early extinguishment of debt, net of tax	(9,617)	—	—	—	—	(9,617)

Income (loss) before cumulative effect of change in accounting principle	(5,654)	7,077	83	590	(2,994)	(898)
Cumulative effect of change in goodwill accounting, net of tax	(180,000)	—	—	—	—	(180,000)

Net income (loss)	(185,654)	7,077	83	590	(2,994)	(180,898)
Preferred stock dividends declared	—	(7,500)	—	—	—	(7,500)

Net income (loss) attributable to common shareholders	$(185,654)	$(423)	$83	$590	$(2,994)	$(188,398)

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATING INCOME STATEMENT
Nine Months Ended September 30, 2001
(in thousands)

	Issuer	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$839,928	$—	$—	$2,586	$—	$842,514
Cost of goods sold	721,037	—	—	2,512	—	723,549

Gross profit	118,891	—	—	74	—	118,965
Selling, general and administrative expense	46,886	—	47	45	—	46,978
Goodwill amortization	15,487	—	—	—	—	15,487
Asset impairment and restructuring charges	3,000	—	—	—	—	3,000
Equity in (earnings) of subsidiaries	(2,463)	(5,178)	(141)	—	7,782	—

Operating income	55,981	5,178	94	29	(7,782)	53,500
Gain on sale of assets	—	—	3,650	—	—	3,650
Interest (expense) income	(49,008)	6,464	300	160	—	(42,084)

Income before taxes	6,973	11,642	4,044	189	(7,782)	15,066
Income tax expense	(2,765)	(4,673)	(1,666)	(19)	3,097	(6,026)

Net income	4,208	6,969	2,378	170	(4,685)	9,040
Preferred stock dividends declared	—	(7,500)	—	—	—	(7,500)

Net income (loss) attributable to common shareholders	$4,208	$(531)	$2,378	$170	$(4,685)	$1,540

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET
At September 30, 2002
(in thousands)

	Issuer	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets
Cash and cash equivalents	$6,940	$—	$—	$3,706	$—	$10,646
Accounts receivable	65,394	2,437	—	924	—	68,755
Inventories	89,194	—	—	392	—	89,586
Other assets	27,484	—	1	24,008	(23,973)	27,520

Total current assets	189,012	2,437	1	29,030	(23,973)	196,507
Properties, net	410,414	—	—	8,826	—	419,240
Goodwill, net	379,696	—	—	—	—	379,696
Other assets	30,375	560,667	7,356	18,055	(586,420)	30,033

Total assets	$1,009,497	$563,104	$7,357	$55,911	$(610,393)	$1,025,476

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$2,252	$—	$—	$1,358	$—	$3,610
Accounts payable	88,957	166	—	510	—	89,633
Other current liabilities	63,145	23,851	2,532	1,083	(23,973)	66,638

Total current liabilities	154,354	24,017	2,532	2,951	(23,973)	159,881
Long-term debt	473,291	—	—	235,291	(233,282)	475,300
Other long-term liabilities	165,588	1,809	—	—	(96,109)	71,288

Total liabilities	793,233	25,826	2,532	238,242	(353,364)	706,469
Shareholders’ equity:
Preferred stock	—	100,000	—	—	—	100,000
Common stock	—	329	1,829	1,540	(3,369)	329
Paid-in capital	424,996	194,519	242,244	(182,037)	(264,718)	415,004
Retained earnings (deficit)	(194,647)	242,430	(239,248)	(1,053)	11,058	(181,460)
Accumulated other comprehensive income (loss)	(14,085)	—	—	(781)	—	(14,866)

Total shareholders’ equity	216,264	537,278	4,825	(182,331)	(257,029)	319,007

Total liabilities and shareholders’ equity	$1,009,497	$563,104	$7,357	$55,911	$(610,393)	$1,025,476

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

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2002
(in thousands)

	Issuer	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$89,667	$5,308	$—	$(894)	$—	$94,081

Cash flows from investing activities:
Capital expenditures	(21,049)	—	—	—	—	(21,049)

Net cash used in investing activities	(21,049)	—	—	—	—	(21,049)
Cash flows from financing activities:
Repayment of debt	(730,381)	—	—	(45)	—	(730,426)
Proceeds from borrowings	683,577	—	—	—	—	683,577
Payment of debt issuance costs	(16,019)	—	—	—	—	(16,019)
Payment of preferred stock dividends	—	(7,500)	—	—	—	(7,500)
Issuance of common stock and other	—	1,216	—	—	—	1,216

Net cash used in financing activities	(62,823)	(6,284)	—	(45)	—	(69,152)
Cash and cash equivalents:
Net increase (decrease)	5,795	(976)	—	(939)	—	3,880
Balance at beginning of period	1,145	976	—	4,645	—	6,766

Balance at end of period	$6,940	$—	$—	$3,706	$—	$10,646

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2001
(in thousands)

	Issuer	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$87,500	$9,466	$(3,650)	$280	$—	$93,596

Cash flows from investing activities:
Capital expenditures	(22,135)	—	—	—	—	(22,135)
Proceeds from sale of assets	5,300	—	3,650	—	—	8,950

Net cash provided by (used in) investing activities	(16,835)	—	3,650	—	—	(13,185)
Cash flows from financing activities:
Repayment of debt	(225,900)	—	—	—	—	(225,900)
Proceeds from borrowings	155,235	—	—	—	—	155,235
Payment of preferred stock dividends	—	(9,583)	—	—	—	(9,583)
Issuance of common stock and other	—	117	—	—	—	117

Net cash used in financing activities	(70,665)	(9,466)	—	—	—	(80,131)
Cash and cash equivalents:
Net increase	—	—	—	280	—	280
Balance at beginning of period	—	—	—	4,012	—	4,012

Balance at end of period	$—	$—	$—	$4,292	$—	$4,292

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the leading manufacturer of folding cartons in North America according to a Corrugated and Paperboard Boxes study, dated February 2002, prepared by the Freedonia Group, Inc. We have an estimated 13% market share. Our business strategy is to maintain and improve our customer relationships and market leadership, while leveraging our low cost position.

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

Our products are used in the following end-use markets:

•	food—cereal; desserts; frozen and microwave foods; pet foods; prepared foods; snacks; and food service products;

•	beverage—bottle and can carriers; labels and cases;

•	household products—dishwasher and laundry detergent; sporting goods; healthcare; and tissues and papers; and

•	tobacco—fliptop boxes and cartons.

We market our products directly to our customers through an internal sales force and, to a lesser extent, through brokers. Our top 20 customers, with whom we have long-term relationships, represent approximately 80% of our gross sales in the first nine months of 2002. Our competition includes other large national folding carton companies, as well as numerous smaller regional companies. Our primary competitors include: Caraustar Industries, Inc., Field Container Company, L.P., Gulf States Paper Corporation, Rock-Tenn Company and Smurfit-Stone Container Corporation. We work to maintain our market share through quality, service, efficiency, innovation, competitive pricing and strategic sourcing to our customers.

In addition, we believe that we have the opportunity to expand the folding carton market by developing new products that can replace other types of packaging. Our research and development organization is closely involved with our customers in the development of new packaging alternatives.

Cost of Goods Sold.    Our costs of goods sold consist primarily of recycled paper fiber, purchased paperboard, ink, plastic films, resins and labor, which are all variable cost components. Variable costs are approximately 80% and fixed costs are approximately 20% of total costs.

In light of rising margin pressure throughout our industry, we have aggressively reduced costs. We have controlled costs in our converting facilities by coordinating and determining the optimal configuration of equipment among our facilities. A substantial portion of our production is centrally planned and can be allocated among different plants in the system in order to take advantage of equipment optimization, capacity scheduling, staffing and freight. Our ability to work as an integrated business, as opposed to different units, has given us opportunities to reduce production overhead costs and to take advantage of economies of scale in purchasing, customer service, freight and other areas common to all of our facilities. In 2000, we began to introduce a company-wide Six Sigma process to reduce our variable manufacturing costs. The term “Six Sigma” refers to a measure of business capability. A company that performs at a Six Sigma level has demonstrated one of the following:

1.  the amount of variation in its process is so tightly controlled that there are six standard deviations between the mean and the nearest customer specification (upper and lower control limit); or

2.  it produces products with a defect rate of not more than 3.4 defects for every 1 million opportunities.

To achieve Six Sigma, we identify and address the Cost of Poor Quality in both manufacturing and transactional processes through a disciplined project methodology (Measure, Analyze, Improve, and Control) executed by skilled project leaders called Black Belts and Green Belts.

We have also taken steps to reduce our fixed manufacturing and selling, general and administrative costs. In addition to closing plants and moving equipment and business to other facilities, we have eliminated positions to reduce fixed personnel costs and have begun to use the Six Sigma program to make our non-production business processes more cost effective.

Results of Operations

Net sales for the three months ended September 30, 2002 were $270.0 million, a nominal decrease of $0.8 million, compared to the third quarter of 2001. Sales for the nine months ended September 30, 2002 were $797.6 million, a decrease of $44.9 million, or 5%, compared to the same period in 2001. In the first nine months of 2001, we enjoyed exceptionally strong sales to customers for one-time product promotions and new, value-added business. By the end of the third quarter of 2001, we started to experience lower sales, which trend has continued through the third quarter of 2002. We believe our customers are focused on managing their inventories as they face an uncertain economy and, in some cases, have experienced lost sales due to recent industry consolidation and due to a softening in the dry foods market. This trend resulted in lower orders from customers and, in some cases, temporary plant shutdowns by our customers. The impact on our company has been primarily reduced volume.

Gross profit, as a percentage of net sales, was 10.8% for the third quarter of 2002 and 12.1% for the nine months ended September 30, 2002. Gross profit, as a percentage of net sales, was 13.5% and 14.1% for the comparable periods in 2001. Gross profit as a percentage of sales in the first nine months of 2002 was negatively impacted by lower sales and the resulting lower absorption of fixed costs, as well as increases in recycled paper fiber costs at our Kalamazoo mill totaling approximately $2.9 million year-to-date. Furthermore, our year-to-date costs in 2002 have increased over 2001 levels due to the incremental costs related to the Kalamazoo labor dispute of an estimated $4.5 million and the depreciation and maintenance costs of a new manufacturing information technology system totaling $3.5 million. Absent these additional costs, our gross profit percentage for the nine months ended September 30, 2002 would have been 13.4%. Our system-wide optimization and restructuring activities and emphasis on cost control programs, like Six Sigma, have partially offset some of the margin decreases.

Selling, general and administrative expenses were $16.2 million, or 6.0% of net sales, for the three months ended September 30, 2002, and $46.9 million, or 5.9% of net sales, for the nine months ended September 30, 2002. In the comparable periods of 2001, these expenses were $16.1 million and $47.0 million, or 5.9% and 5.6% of sales, respectively. SG&A expenses have been relatively consistent year over year, with reduced management incentives being offset by costs related to the installation of an ERP information system in 2002. Our goal is to keep selling, general and administrative expense at or under 6% of net sales.

Interest expense decreased $1.1 million, or 9%, in the third quarter of 2002, compared to the third quarter of 2001. Year-to-date 2002 interest expense is lower than 2001 by $7.0 million, or 17%, primarily as a result of lower debt balances and lower market interest rates. The interest rate impact from our February 28, 2002 senior subordinated notes issuance partially offsets the favorable impact of lower market interest rates and lower debt balances throughout 2002. The senior subordinated notes have a higher fixed interest rate of 8 5/8% as long term financing versus the shorter term variable rate bank financing they replaced. The Company’s interest expense in 2002 has also been impacted by net interest payments under several interest rate swap contracts that were entered into when market interest rates were significantly higher. While all the Company’s interest rate swap contracts have expired as of September 30, 2002, they resulted in net interest expense of approximately $1.5 million and $6.8 million for the three months and nine months ended September 30, 2002, respectively. In light of our recapitalization in February 2002, management has elected not to replace these contracts. Our fourth quarter 2002 interest expense will be positively impacted by the absence of these contracts by approximately $1.5 million when compared to the third quarter of 2002.

The effective tax rate for the first nine months of 2002 was approximately 39%, compared to 40% in the first nine months of 2001. Because some of our goodwill amortization is nondeductible for tax purposes, our effective tax rate is lower as a result of implementing SFAS No. 142, which eliminated goodwill amortization expense for financial reporting purposes effective January 1, 2002. See discussion of our new goodwill accounting below. We expect to maintain an effective tax rate of approximately 39% for the remainder of 2002.

Kalamazoo Labor Dispute

The labor agreement between GPC and the Paper, Allied-Industrial, Chemical and Energy Workers International (PACE) and PACE Local 6-1010, which represents approximately 400 workers at our Kalamazoo, Michigan paperboard mill and folding carton plant, expired on July 27, 2002, following a four-day extension. On July 22, 2002, the membership of the local voted against ratification of our company’s offer and voted to strike pending the approval of the international leadership of PACE. As a result of the union’s failure to ratify the contract or act on the strike vote by the end of the extension, we staffed the operations of the two facilities with salaried and non-union employees of GPC to ensure the uninterrupted supply of product to our customers. We locked out the union employees pending resolution of the contract issues. It is not possible at this time to estimate how long the lockout at these plants will last. Net incremental costs to our company due to this labor dispute were approximately $4.5 million before tax through September 30, 2002. These costs include labor, the incremental cost of outside paperboard purchases, additional security, travel and lodging for temporary workers, and other related expenses. By mid-September, both facilities were running at normal or higher production rates and efficiencies compared to levels prior to the labor dispute and, as a result, management believes the labor dispute will not have a material impact on our future results of operations, financial position, or cash flows.

Restructuring Charges

We recorded restructuring charges totaling $2.4 million in the fourth quarter of 2001 in connection with the announced closure of the Newnan, Georgia plant. The restructuring charges relate to severance packages for 105 plant personnel that were communicated to employees in December 2001. We shut down the plant’s operations during the third quarter of 2002 and plan to sell the plant’s building and land which has a combined net book value of $1.8 million. We substantially completed the Newnan restructuring plan during the third quarter of 2002. Restructuring payments made during the first nine months of 2002 under this program totaled $0.9 million.

The following table summarizes accruals related to all of our restructuring activities during the first nine months of 2002 (in millions):

	2000 Saratoga Springs Closure	2000/2001 Reduction in Force	2001 Newnan Plant Closure	Totals
Balance, December 31, 2001	$0.1	$0.2	$2.4	$2.7
Cash paid	(0.1)	(0.2)	—	(0.3)

Balance, March 31, 2002	0.0	0.0	2.4	2.4
Cash paid	—	—	(0.2)	(0.2)

Balance, June 30, 2002	0.0	0.0	2.2	2.2
Cash paid	—	—	(0.7)	(0.7)

Balance, September 30, 2002	$0.0	$0.0	$1.5	$1.5

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

Effective January 1, 2002, we stopped amortizing our goodwill as required by SFAS No. 142. The annual reduction in amortization expense is approximately $20.6 million before taxes. Because some of our goodwill amortization is nondeductible for tax purposes, our effective tax rate is lower as a result of implementing SFAS No. 142. The change in the carrying amount of our goodwill consists entirely of the impairment loss of $180 million for the nine months ended September 30, 2002.

New Accounting Pronouncements

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

SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued on April 30, 2002. SFAS No. 145 includes, among other things, the rescission of SFAS No. 4, which required that gains and losses from early extinguishment of debt be classified as an extraordinary item, net of related income tax effects. Under the new guidance of SFAS No. 145, losses from early extinguishment of debt will be classified as extraordinary items only when the losses are considered unusual in nature and infrequent in occurrence. SFAS No.145 will be effective for us on January 1, 2003, at which time we will reclassify our first quarter 2002 loss on early extinguishment of debt as a non-extraordinary item.

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

Related Party Transaction

We entered into a warehouse sublease on September 1, 2002 with Rocky Mountain Bottle Company, a partnership partially owned by Coors Brewing Company, a related party. Monthly rent under the sublease is $8,250 and will continue through July 2006.

Liquidity and Capital Resources

Our liquidity is generated from both internal and external sources and is used to fund short-term working capital needs, capital expenditures (estimated to be $30 million in 2002), preferred stock dividends and other general corporate purposes.

Capital Structure

On February 28, 2002, we refinanced our existing senior bank credit facility with $300 million of senior subordinated notes, carrying interest at 8 5/8%, payable semi-annually and due in 2012, and a new $450 million senior bank credit facility. We collectively refer to these transactions as the Refinancing Transactions.

We intend to fund future working capital needs, capital expenditures, preferred stock dividends and acquisitions through cash flow generated from operations and borrowings under our new senior bank credit facility. GPC is the borrower under the new senior bank credit facility and the senior subordinated notes, and GPIC has guaranteed the loans. The new senior bank credit facility consists of a $275 million, five-year revolving credit facility, or the Revolver, and a $175 million, seven-year term loan, or the Term Loan. The Revolver bears interest at various pricing options, including LIBOR plus a spread tied to our leverage, with a single principal payment due at maturity. The interest rate for the Revolver was 3.80% at September 30, 2002, although no amounts were outstanding at September 30, 2002. The Term Loan bears interest at various pricing options, including LIBOR plus 275 basis points, with principal amortization of 1% a year and the balance due at maturity. The interest rate for the Term Loan was 4.57% at September 30, 2002. The facilities must also be prepaid with a cash flow recapture calculation, and with certain proceeds from asset sales, and debt or equity offerings. The facility is collateralized by first priority liens on all material assets of the Company and all of its domestic subsidiaries. The facility limits the Company’s ability to pay dividends other than permitted dividends on the preferred stock, and imposes limitations on the incurrence of additional debt, acquisitions, capital expenditures and the sale of assets.

We used the net proceeds from the Refinancing Transactions to repay our existing bank debt, to repurchase the existing $50 million of subordinated notes at par from Golden Heritage, LLC, a related party, and to pay related interest, fees and expenses.

In connection with the Refinancing Transactions, we incurred a non-cash charge in 2002 to write off our remaining unamortized debt issuance costs associated with the refinanced debt. These costs amounted to $15.8 million, pretax, at February 28, 2002.

Our borrowings at September 30, 2002 and December 31, 2001 consist of the following (in thousands):

	September 30, 2002	December 31, 2001
Seven-year term facility due 2009, variable interest currently at 4.57%	$173,688	$—
Five-year revolving credit facility due 2007, variable interest currently at 3.8%	—	—
8- 5/8% senior subordinated notes due 2012	300,000	—
Five-year term facility, variable interest at 4.18%, refinanced in 2002	—	247,035
Revolving credit facility, variable interest at 4.18%, refinanced in 2002	—	222,750
10% subordinated notes, refinanced in 2002	—	50,000
Other notes payable	5,222	5,974

Total	478,910	525,759
Less current maturities	3,610	37,373

Long-term maturities	$475,300	$488,386

Our maturities of long-term debt as of September 30, 2002 are as follows (in thousands):

2002 (remaining three months)	$2,126
2003	1,927
2004	1,923
2005	1,941
Thereafter	470,993

$478,910

Our policies permit the use of derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in interest rates. Specifically, our goals are to (1) manage interest rate sensitivity by modifying the re-pricing or maturity characteristics of some of our debt and (2) lower (where possible) the cost of our borrowed funds. In accordance with our interest rate risk-management strategy, we had contracts in place at December 31, 2001 to hedge the interest rates on our variable rate borrowings in the form of swap agreements on $225 million of borrowings. On February 28, 2002, we terminated a $35 million notional value interest rate swap contract and the remaining swap contracts expired by the end of September 2002. We paid net interest on these contracts of approximately $1.5 million and $6.8 million for the three months and nine months ended September 30, 2002, respectively. In light of our recapitalization in February 2002, we have not elected to enter into replacement swap contracts at this time, although our policy allows management to enter into new contracts in the future.

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

Working Capital

Our working capital before current maturities of long-term debt decreased $19.5 million during the nine months ended September 30, 2002. Our working capital is dependent upon our ability to manage our inventories, collect our receivables on a timely basis, and maintain favorable terms with our vendors. Our working capital can be negatively impacted if our operations run less efficiently, particularly at times when business is moved among plants or new plants are acquired, or if inventories build up due to lower than planned sales during a period. The decrease in working capital during the nine months ended September 30, 2002 reflects better management of our payables and cash, partially offset by increased receivables after having unusually low sales volume during December 2001.

We currently expect that cash flows from operations and borrowings under our new credit facility will be adequate to meet our needs for working capital, financing for capital expenditures, acquisitions, and debt repayments for the foreseeable future. Our working capital position (including current maturities of long term debt) at September 30, 2002 was $36.6 million, and $269.9 million was available under our revolving credit facility.

We expect our capital expenditures for 2002 to be approximately $30 million, and expect to fund our capital requirements with net cash from operations.

Pension Plan Assumptions

Based upon preliminary actuarial valuations for the year ended December 31, 2002, we anticipate a significant increase to our minimum pension liability at year end. We are in compliance with our required minimum pension contributions and expect to maintain this status; however, we did make additional contributions to the pension plan in the third quarter of 2002 totaling $2.3 million.

Inflation

The impact of inflation on our financial position and results of operations has been minimal and is not expected to adversely affect future results.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of September 30, 2002, our capital structure includes $173.7 million of debt that bears interest based upon an underlying rate that fluctuates with short-term interest rates, specifically LIBOR. Since January 1, 2001, one-month LIBOR rates have fluctuated from a high of 5.6% in early 2001 to a low of 1.8% at present. A 1% rise in interest rates would impact annual pre-tax results by approximately $1.7 million. As of November 1, 2001, our capital structure included $514 million of debt that bore interest based upon an underlying rate that fluctuated with short-term interest rates, specifically LIBOR. In 2001, we had interest rate swap agreements that locked LIBOR at 5.94% on $100 million of our borrowings and 6.98% on $125 million of our borrowings. Until May 2002, we had interest contracts that capped the LIBOR interest rate at 8.13% on $200 million of borrowings and 6.75% on $150 million of borrowings. Due to the LIBOR declines in 2001 and 2002, our interest rate protection contracts were negatively impacting our interest expense. One year ago, a 1% rise in interest rates would have impacted annual pre-tax results by approximately $2.7 million.

Item 4.   Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

Factors That May Affect Future Results

Certain statements in this document constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, a) we are dependent on key customers and strategic relationships, and the loss of key customers or these relationships could adversely affect our business, financial condition and results of operations; b) we face intense competition and, if we are unable to compete successfully against other manufacturers of folding cartons, we could lose customers and/or market share and our revenues may decline; c) sales might be lower than expected due to the economy, lower prices and customer inventory adjustments; d) market share estimations are based on third-party information that may be or become obsolete or inaccurate; e) we have made acquisitions, which entail certain risks, and may do so again in the future, and we cannot guarantee that we will realize the expected benefits from future acquisitions or that our existing operations will not be harmed as a result of any such acquisitions; f) price fluctuations in raw materials and energy costs could adversely affect our manufacturing costs and ability to obtain the materials we need to manufacture our products; g) we may not be able to adequately protect our intellectual property and proprietary rights, which could harm our future success and competitive position; h) new products in development may not become commercially viable and anticipated new orders may not materialize; i) we are subject to environmental laws and other governmental regulations, and costs related to compliance with, or any liability for failure to comply with, existing or future laws and regulations which could adversely affect our business, financial condition and results of operations; j) our business may be adversely impacted by the Kalamazoo labor dispute and other labor relations matters; k) we may encounter difficulties in our restructuring and reorganization efforts, which could prevent us from accommodating our existing business and capturing new business; l) capital expenditures might be higher than planned due to unexpected circumstances such as future opportunities, events or requirements; m) various Coors family trusts own a significant interest in us and may exercise their control in a manner beneficial or detrimental to our other investors’ interests; n) terrorist attacks, such as those that occurred on September 11, 2001, and acts of bioterrorism have contributed to economic instability in the United States and further acts of terrorism, bioterrorism, violence or war could affect the markets in which we operate, our business operations, our expectations and other forward-looking statements contained in this document; o) we may be subject to losses that might not be covered in whole or in part by existing insurance coverage, and these uninsured losses could adversely affect our business, financial condition and results of operations; p) selling, general and administrative costs might increase based on adding more staff and programs (including costs to meet increasing corporate compliance requirements), and general cost increases; q) we may be exposed to higher than predicted interest rates on our debt and on any new debt we might incur; r) if we are unable to meet the financial covenants on our debt, we could be subject to higher interest rates or possible default (which could lead to our insolvency); s) we may not be able to maintain our effective tax rate due to the current and future tax laws, our ability to identify and use our tax credits and other factors; t) purchase savings initiatives, and cost reduction and efficiency programs, such as Six Sigma, might not realize significant future benefits; and u) the company might not be able to maintain its position as one of the lowest cost producers due to competitors more effectively reducing their costs and improving efficiencies.

These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K/A for the year ended December 31, 2001. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments necessary to summarize fairly the Company’s financial position and results of operations. Except for certain reclassifications made to consistently report the information contained in the financial statements, all adjustments made to the interim financial statements presented are of a normal recurring nature. The results of operations for the third quarter ended September 30, 2002, may not be indicative of results that may be expected for the year ending December 31, 2002.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

On February 19, 2002, Chinyun Kim filed a putative class action claim in District Court, Jefferson County, Colorado against the Company and certain of its shareholders and directors alleging breach of fiduciary duty in connection with the issuance on August 15, 2000, of the Company’s Series B Preferred Stock to the Grover C. Coors Trust. The Court dismissed Plaintiff’s claim against the Company for breach of fiduciary duty while allowing the Plaintiff to proceed against the named directors and shareholders, including certain Coors Family Trusts. The Company believes that the transaction was in the best interests of the Company and its shareholders and that it acted appropriately. It intends to continue to provide a vigorous defense to this action.

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits:

Exhibit Number	Document Description
10.1	Graphic Packaging Executive Incentive Plan as amended and restated February 1, 2002

(b)   Reports on Form 8-K

No reports were filed on Form 8-K during the third quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ LUIS E. LEON
Luis E. Leon (Chief Financial Officer)

Date: October 31, 2002

By:	/s/ JOHN S. NORMAN
John S. Norman (Vice President and Controller)

Date: October 31, 2002

CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Graphic Packaging International Corporation (the Company) on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Jeffrey H. Coors, Chief Executive Officer and President of the Company, and Luis E. Leon, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ JEFFREY H. COORS
Jeffrey H. Coors Chief Executive Officer and President

Date: October 31, 2002

By:	/s/ LUIS E. LEON
Luis E. Leon Chief Financial Officer

Date: October 31, 2002

CERTIFICATIONS

I, Jeffrey H. Coors, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Graphic Packaging International Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ JEFFREY H. COORS
Jeffrey H. Coors Chief Executive Officer and President

October 31, 2002

CERTIFICATIONS

I, Luis E. Leon, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Graphic Packaging International Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ LUIS E. LEON Luis E. Leon Chief Financial Officer

October 31, 2002