Form 10-K
period 2002-12-31
GRAPHIC PACKAGING INTERNATIONAL CORP
filed 2003-03-24
CIK 892793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

None

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of March 7, 2003, there were 33,631,223 shares of common stock outstanding. Aggregate market value of voting and non-voting common equity held by non-affiliates at June 28, 2002, was $124,339,277.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s definitive Proxy Statement filed under Regulation 14A promulgated by the SEC under the Securities Exchange Act of 1934, which definitive proxy statement is to be filed within 120 days of the registrant’s fiscal year ended December 31, 2002, in connection with the 2003 Annual Meeting of Shareholders, is incorporated by reference into Part III hereof.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

Annual Report on Form 10-K
December 31, 2002

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

Where you can find more information

We file annual, quarterly and special reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. Our SEC filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q current reports on Form 8-K, and amendments to those reports, are also available free of charge on our website at http://www.graphicpkg.com as soon as reasonably practicable following the time that they are electronically filed with or furnished to the SEC. You may also read and copy any document we file with the SEC at its public reference rooms in Washington, DC, New York, NY and Chicago, IL. Please call the SEC at (800) SEC-0330 for further information on the public reference rooms. Our filings with the SEC are also available at the New York Stock Exchange. You may also obtain a copy of our filings free of charge by calling our Investor Relations Department at (303) 215-4600.

PART I

ITEM 1.          BUSINESS

We are a manufacturer of packaging products used by consumer product companies as primary packaging for their end-use products. Our executive offices are located at 4455 Table Mountain Drive, Golden, Colorado 80403. Our telephone number is (303) 215-4600.

(a)       General Development of Business

Graphic Packaging International Corporation (the Company or GPIC) was incorporated in Colorado in August 1992 as a holding company for the packaging, ceramics, aluminum and developmental businesses formerly owned by Adolph Coors Company, or ACCo. In December 1992, ACCo distributed to its shareholders all outstanding shares of GPIC’s stock. During our initial years, we operated packaging, ceramics, aluminum and various developmental businesses. Through various acquisitions and divestitures, a spin-off and other transactions, we are now strategically focused on the folding carton segment of the fiber-based product packaging industry.

(b)       Financial Information about Industry Segments, Foreign Operations and Foreign Sales

Our reportable segments are based on our method of internal reporting, which is based on product category. Since 1999, we have operated principally in the United States and in one reportable segment—“Packaging.”

	Net Sales	Operating Income	Depreciation and Amortization	Assets	Capital Expenditures

	(in thousands)
2002
Packaging	$1,057,843	$62,642	$61,165	$1,020,866	$27,706

2001
Packaging	$1,112,535	$59,854	$79,406	$1,229,335	$31,884

2000
Packaging	$1,102,590	$51,223	$83,094	$1,332,518	$30,931

Certain financial information regarding the Company’s domestic and foreign operations is included in the following summary. Long-lived assets include plant, property and equipment, intangible assets, and certain other non-current assets.

	Net Sales	Long-Lived Assets

	(in thousands)
2002
United States	$1,052,693	$815,854
Canada	5,150	1,529
Other	—	2,383

Total	$1,057,843	$819,766

2001
United States	$1,109,293	$1,032,748
Canada	3,242	1,736
Other	—	2,066

Total	$1,112,535	$1,036,550

2000
United States	$1,100,491	$1,103,411
Canada	2,099	1,974
Other	—	2,694

Total	$1,102,590	$1,108,079

(c)       Narrative Description of Business

Overview

We are the leading manufacturer of folding cartons in North America according to Paperboard Packaging Magazine (January 2003). We have achieved our leadership position by focusing our operations on the folding carton segment of the fiber-based product packaging industry. We deliver to our customers innovative products, superior value, product variety and strong customer service at a competitive price. In addition, through our advanced technology, process improvements and plant and press optimization, we believe we are the lowest cost producer of folding cartons in North America.

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

•         beverage—bottle and can carriers and cases; and

•         tobacco—fliptop boxes and cartons.

Our products enable our customers to include high-impact graphics, abrasion and heat resistance, leakage protection, microwave management, and moisture, gas and solvent barriers in their product packaging. As of March 7, 2003, we operate 19 folding carton converting facilities and three research and development facilities in 14 states and Canada, and one recycled paperboard mill in Michigan, which we believe to be the lowest cost, coated recycled paperboard mill in North America. Two of our facilities were acquired in March 2003, as discussed elsewhere in this document. Our facilities are strategically located to best serve our largest customers.

Industry

We estimate that the folding carton industry had total sales of approximately $8.6 billion in 2002, with the five largest producers accounting for more than 50% of this amount. Folding carton packaging is used to package various consumer products including pharmaceuticals, tobacco products, hardware, confectioneries, food products and beverages. Folding cartons do not include corrugated “brown boxes,” which are typically used for shipping and transporting products in bulk. Folding cartons generally serve the dual purpose of protecting non-durable goods during shipping and distribution, and attracting consumer attention to the product. As printing technologies have improved, the marketing function of folding cartons has become increasingly important as consumer products companies rely more heavily on the retail promotional value of product packaging.

Folding cartons are made from several grades of paperboard. The paperboard used in folding cartons must meet specific quality and technical standards for: bending, creasing, scoring and folding without breaking or cracking; stiffness and resistance to bulging; ink absorption; and surface strength. The paperboard used in folding cartons is typically die-cut, printed and shipped flat from folding carton plants to manufacturer customers, where the cartons are then assembled and filled on production lines.

Product Research and Development

Our research and development activities consist of the development of innovative technology, materials, products and processes using advanced and cost-efficient manufacturing processes. Total research and development expenditures were $4.0 million, $4.1 million and $4.7 million for 2002, 2001 and 2000, respectively.

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

Manufacturing and Raw Materials

We use a variety of raw materials such as recycled paper fiber, purchased virgin paperboard, paper, inks, aluminum foil, plastic films, plastic resins, adhesives and other materials which are available from domestic and foreign suppliers. While many sources of each of these materials are available, we prefer to develop strategic long-standing alliances with vendors, including the use of multi-year supply agreements, in order to provide a guaranteed source of materials that satisfies customer requirements, while obtaining the best quality, service and price.

Our folding carton converting operations are supported by our state-of-the-art coated recycled paperboard mill in Kalamazoo, Michigan. With approximately 330,000 tons of annual production capacity, the mill is the largest coated recycled paperboard facility in North America. The mill’s paperboard is specifically designed to maximize throughput on high-speed web-litho presses. We consume approximately 80% of the Kalamazoo mill’s output in our folding carton converting operations, and the mill is an integral part of our low cost converting strategy.

In addition to the coated recycled paperboard that is supplied to our converting operations from our own mill, we convert a variety of other paperboard grades such as solid bleached sulfate (SBS), solid unbleached sulfate (SUS), chipboard, uncoated recycled board, and coated unbleached kraft (CUK). We purchase a large amount of our paperboard requirements, including additional coated recycled board, from outside vendors. Our folding carton facilities convert in excess of 700,000 tons of paperboard annually.

Patents, Proprietary Rights and Licenses

We hold a substantial number of patents and pending patent applications in the United States and in foreign countries. Our portfolio primarily consists of microwave and barrier protection packaging and manufacturing methods. The patents and processes are significant to our operations and are supported by trademarks such as Composipac® and Micro-Rite®. In addition, we license certain technology from third parties to enhance our technical capabilities. Our policy generally is to pursue patent protection that we consider necessary or advisable for the patentable inventions and technological improvements of our business and to defend our patents against third party infringement. We also have significant trade secrets, technical expertise and know-how, continuing technological innovations and other means, such as confidentiality agreements with our employees, consultants and customers, to protect and enhance our competitive position within our industry.

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

Micro-Rite®.  Our Micro-Rite® microwave-active packaging provides oven-heating, browning and crisping qualities for microwave foods, and demonstrates our leadership in the development and marketing of microwave technology. This technology allows us to offer controlled, predictable heating when exposed to microwave power.

Major Customers

For the year ended December 31, 2002, sales to Altria Group, Inc. accounted for approximately 20% of our gross sales. In 1999, we entered into a five-year supply agreement with Altria. For the year ended December 31, 2002, Coors Brewing Company accounted for approximately 10% of our gross sales. Our current contract with Coors Brewing will expire on March 31, 2003. We have negotiated a new packaging supply agreement with Coors Brewing Company, which is being circulated for signature. General Mills, Inc. accounted for approximately 11% of our 2002 gross sales. Gross sales to our top 10 customers were approximately $716 million for 2002, or approximately 66% of our total sales.

Competition

A relatively small number of large competitors comprise a significant portion of the folding carton segment of the fiber-based packaging industry. Our major U.S. competitors include Caraustar Industries, Inc., Field Container Company, L.P., Gulf States Paper Corporation, MeadWestvaco Corporation, Rock-Tenn Company and Smurfit-Stone Container Corporation.

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

Environmental Matters

We operate in a number of locations throughout the United States and one in Canada. Our operations are subject to extensive regulation by various federal, state, provincial and local agencies concerning compliance with environmental control statutes and regulations. These regulations impose limitations, including effluent and emission limitations, on the discharge of materials into the environment and require us to obtain and operate in compliance with the conditions of permits and other governmental authorizations. As such, our operations must comply with regulations relating to emissions of regulated air contaminants, discharges of wastewater and stormwater, hazardous waste generation and associated emergency planning requirements. Future regulations could materially increase our capital requirements and operating expenses in future years.

In the ordinary course of business we are continually upgrading and replacing equipment to comply with air quality and other environmental standards. For example, under Section 126 of the Clean Air Act, non-electrical generating units with heat input potentials exceeding certain limits are required to meet certain nitrogen oxide emission limits and must contain emission monitoring equipment. The Kalamazoo mill has one boiler that is impacted by the requirement. Improvements to the plant necessary to ensure compliance are expected to cost less than $1.0 million. The estimated capital expenditures for 2003 for these and similar environmental projects total $2.4 million.

The Environmental Protection Agency (EPA) has issued an integrated regulation referred to as the “Cluster Rules” to control the release of air and water pollutants by the pulp and paper industry. The cluster rules contain various technology-based process air and water standards depending on the type of paper making process used (our Kalamazoo mill is a non de-inking secondary fiber mill). Pursuant to the Cluster Rules’ air rules for secondary fiber mills, no controls are warranted at this time. Regarding the water rules, the best available technology requirements for wastewater emissions from the secondary fiber non de-inking industry fall under Phase II of the rulemaking process. On August 27, 2002, the EPA finalized the decision not to pursue changes in the effluent limitations guidelines (under Phase II) for secondary fiber non de-inking mills.

We have been notified that we may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or similar laws with respect to the remediation of certain sites where hazardous substances have been released into the environment. We cannot predict with certainty the total costs of remediation, our share of the total costs, the extent to which contributions will be available from other parties, the amount of time necessary to complete the remediation or the availability of insurance. However, based on the investigations to date, we believe that any liability with respect to these sites would not be material to our financial position or the results of our operations, without consideration for insurance recoveries. There can be no certainty, however, that we will not be named as a potentially responsible party at additional sites or be subject to other environmental matters in the future or that the costs associated with those additional sites or matters would not be material.

In addition, we have received demands arising out of alleged contamination of various properties currently or formerly owned by us. We believe that none of these claims will result in liability that would materially affect our financial position or results of operations.

Employees

At December 31, 2002, we had approximately 4,200 full-time employees, of which approximately 33% are represented by labor unions. We consider our employee relations to be satisfactory.

ITEM 2.          PROPERTIES

We believe that our facilities are well maintained and suitable for their respective operations. Our operating facilities are not constrained by capacity issues although, from time to time, we lease additional warehouse space and sales offices throughout North America on an as needed basis. Our senior secured credit facility, discussed in Note 5 to our accompanying consolidated financial statements, is collateralized by first priority liens on all material assets of our company, including all the domestic properties that we own. The table below lists our plants and most other physical properties and their locations and general character:

Location	Facility	Character
Bow, New Hampshire	Manufacturing	Converting Operations/Offices
Centralia, Illinois(2)(3)	Manufacturing	Converting Operations
Charlotte, North Carolina	Manufacturing	Converting Operations
Fort Smith, Arkansas	Manufacturing	Converting Operations
Garden Grove, California	Manufacturing	Converting Operations
Golden, Colorado	Manufacturing/ Company Headquarters	Converting Operations/ Research and Development Office/Administration
Gordonsville, Tennessee	Manufacturing	Converting Operations
Kalamazoo, Michigan	Manufacturing	Converting Operations
Kalamazoo, Michigan	Manufacturing	Paperboard Mill
Kendallville, Indiana	Manufacturing	Converting Operations
Lawrenceburg, Tennessee	Manufacturing	Converting Operations
Lumberton, North Carolina	Manufacturing	Converting Operations
Menasha, Wisconsin	Manufacturing	Converting Operations/ Research and Development
Mississauga, Ontario(1)	Manufacturing	Converting Operations/ Research and Development
Mitchell, South Dakota	Manufacturing	Converting Operations
Portland, Oregon	Manufacturing	Converting Operations
Richmond, Virginia	Manufacturing	Converting Operations
Tuscaloosa, Alabama(3)	Manufacturing	Converting Operations
Wausau, Wisconsin	Manufacturing	Converting Operations

______________

(1)       Leased facility.

(2)       Two facilities, one leased.

(3)       One of our Centralia, Illinois facilities (which is leased) and our Tuscaloosa, Alabama facility were acquired in March 2003.

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

On February 19, 2002, Chinyun Kim filed a putative class action claim in District Court, Jefferson County, Colorado against our Company and certain of our shareholders and directors alleging breach of fiduciary duty in connection with the issuance on August 15, 2000, of the Company’s Series B Preferred Stock to the Grover C. Coors Trust. The Court dismissed plaintiff’s claim against the Company for breach of fiduciary duty while allowing the plaintiff to proceed against the named directors and shareholders, including certain Coors Family Trusts. Currently, discovery is being conducted. We believe that the transaction was in the best interest of the Company and its shareholders and that we acted appropriately. We intend to continue to provide a vigorous defense to this action.

In connection with the resale of our aluminum business in 1999, we guaranteed accounts receivable owed by the former owner of the business. After the resale, the former owner refused to pay the amounts owed, equal to $2.4 million. Pursuant to the terms of the resale agreement, we paid this amount and sued the former owner in the United States District Court for the District of Colorado on April 18, 2000. The former owner counterclaimed for an additional $11 million for certain spare parts, and we claimed an additional $14.3 million in overpayment for raw materials to run the business prior to resale. The parties have filed motions for summary judgment. We do not believe that the result of this litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

On April 14, 2000, Lemelson Medical, Education & Research Foundation sued our company and 75 other defendants in the United States District Court for the District of Arizona for unspecified damages for alleged infringement of certain patents relating to “machine vision” and “automatic identification.” This is one of a series of cases brought against 430 defendants and has been stayed pending a determination of a lawsuit for noninfringement brought by equipment manufacturers which utilize the technology. We believe, based upon the advice of counsel, that the Lemelson patents are invalid and therefore the litigation against us will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2002.

ITEM 10b.      EXECUTIVE OFFICERS OF THE REGISTRANT

The following executive officers of the Company serve at the pleasure of the Board of Directors:

Jeffrey H. Coors, 58.   Mr. Coors has served as Chairman of GPIC’s Board of Directors since 2000 and as its Chief Executive Officer and President since its formation in August 1992. He also has served as the President of Graphic Packaging Corporation (GPC), a wholly-owned subsidiary of GPIC, since June 1997 and as the Chairman of its Board of Directors since 1985. Previously, he worked at the Adolph Coors Company as its Executive Vice President from 1991 to 1992 and its President from 1985 to 1989, as well as at Coors Technology Companies as its President from 1989 to 1992.

David W. Scheible, 46.   Mr. Scheible has served as GPIC’s Chief Operating Officer since December 1999 and has been Chief Operating Officer of GPC since June 1999. He was President of GPC’s Flexible Division from January to June 1999. Prior to joining GPC, he was affiliated with the Avery Denison Corporation, working most recently as its Vice President and General Manager of the Specialty Tape Division from 1995 through 1998 and Vice President and General Manager of the Automotive Division from 1993 to 1995.

Luis E. Leon, 50.   Mr. Leon has served as GPIC’s Chief Financial Officer since July 2001. From 1994 until joining GPIC, he worked with GS Industries, a metals-products company, where he most recently served as Chief Financial Officer and as a member of its Board of Directors. From 2000 until his departure, he was also responsible for running its Mining Products Group.

Jill B.W. Sisson, 55.   Ms. Sisson has served as GPIC’s General Counsel and Secretary since joining GPIC in September 1992. Prior to joining GPIC, she was Of Counsel to the Denver law firm of Bearman Talesnick & Clowdus Professional Corporation from 1984 to 1992. She is Chairman of the Business Law Section of the Colorado Bar Association.

Marsha Williams, 47.   Ms. Williams has served as GPIC’s Vice President, Human Resources since April 2000. Before joining GPIC, she was affiliated with American Medical Response, most recently working as its Vice President, Human Resources, Safety and Risk Management from June 1998 to April 2000 and Vice President, Employee Relations from December 1997 to June 1998. Prior to joining American Medical Response, she was affiliated with US West/Media One Cable as its Vice President, Employee Relations from September 1994 to December 1997.

PART II

ITEM 5.          MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the New York Stock Exchange under the symbol “GPK.” The historical range of the high and low sales price per share for each quarter of 2002 and 2001 was as follows:

	2002		2001

	High	Low	High	Low

First Quarter	$6.40	$3.55	$2.52	$1.25
Second Quarter	$9.25	$6.26	$4.88	$1.80
Third Quarter	$8.79	$6.00	$7.05	$4.50
Fourth Quarter	$8.15	$5.60	$6.50	$4.25

No cash dividends have been paid during the last two years to our common shareholders. Our intent is to not pay a common dividend at this time—rather, our intention is to deploy any earnings back into the Company. Additionally, our credit facilities place substantial limitations on our ability to pay cash dividends on common stock. During both 2002 and 2001, we declared dividends of $10 million on our 10% Series B convertible preferred stock. At this time, we anticipate that, except for the 10% Series B preferred stock dividends, we will retain any earnings and we will not pay dividends to common shareholders in the foreseeable future.

On March 7, 2003, there were 2,195 shareholders of record of our common stock.

ITEM 6.          SELECTED FINANCIAL DATA

The following table sets forth certain of our historical consolidated financial information. The selected consolidated financial information at December 31, 2000, 1999 and 1998 and for the years ended December 31, 1999 and 1998 has been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected consolidated financial information at December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 has been derived from our audited consolidated financial statements and the related notes included elsewhere in this Form 10-K. You should read the following selected consolidated financial information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share data)
Statement of Operations Data:
Net sales (1)	$1,057,843	$1,112,535	$1,102,590	$850,155	$691,777
Cost of goods sold	930,581	960,258	963,979	721,350	567,533

Gross profit	127,262	152,277	138,611	128,805	124,244
Selling, general and administrative expense	64,620	62,874	61,134	73,357	68,248
Goodwill amortization(7)	—	20,649	20,634	13,276	7,785
Asset impairment and restructuring charges	—	8,900	5,620	7,813	21,391

Operating income	62,642	59,854	51,223	34,359	26,820
Gain from sale of businesses and other assets(2)	—	3,650	19,172	30,236	—
Interest expense	(44,640)	(52,811)	(82,071)	(34,240)	(16,616)

Income (loss) from continuing operations before income taxes	18,002	10,693	(11,676)	30,355	10,204
Income tax (expense) benefit	(7,035)	(4,257)	4,678	(11,945)	(4,751)

Income (loss) from continuing operations	10,967	6,436	(6,998)	18,410	5,453
Income from discontinued operations, net of tax(3)	—	—	—	9,181	15,812

Income (loss) before extraordinary items and cumulative effect of change in accounting principle	10,967	6,436	(6,998)	27,591	21,265
Extraordinary losses, net of tax(4)	(9,617)	—	—	(2,332)	—

Income (loss) before cumulative effect of change in accounting principle	1,350	6,436	(6,998)	25,259	21,265
Cumulative effect of change in goodwill accounting, net of tax(7)	(180,000)	—	—	—	—

Net income (loss)	(178,650)	6,436	(6,998)	25,259	21,265
Preferred stock dividends declared	(10,000)	(10,000)	(3,806)	—	—

Net income (loss) attributable to common shareholders	$(188,650)	$(3,564)	$(10,804)	$25,259	$21,265

Net income (loss) from continuing operations per common share:
Basic	$0.03	$(0.11)	$(0.37)	$0.65	$0.19
Diluted	0.03	(0.11)	(0.37)	0.64	0.19
Weighted average shares outstanding:
Basic	32,715	31,620	29,337	28,475	28,504
Diluted	34,065	31,620	29,337	28,767	29,030
Other Data:
Depreciation(5)	61,165	58,757	62,460	43,008	29,746
Capital expenditures(5)	27,706	31,884	30,931	75,858	51,572

	At December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$28,626	$6,766	$4,012	$15,869	$26,196
Working capital	46,112	22,403	36,640	(107,224)	152,544
Working capital, excluding current maturities of debt	49,544	59,776	95,282	292,776	238,844
Total assets	1,020,866	1,229,335	1,332,518	1,643,171	846,022
Total debt	478,331	525,759	640,672	1,021,097	275,881
Total shareholders’ equity(6)	307,038	497,648	515,151	423,310	447,955

______________

   (1)    Net sales in 2002 and 2001 are from folding carton sales. Net sales from folding cartons, as opposed to sales of flexible packaging and other businesses disposed of in prior periods, totaled $1,071.9 million in 2000, $691.3 million in 1999, and $468.3 million in 1998.

   (2)    We disposed of two businesses and several non-core assets during the periods presented (in thousands):

Pre-tax Gains:
2001:
Other Assets	$3,650

2000:
Malvern Plant	$11,365
Other Assets	7,807

Total	$19,172

1999:
Flexible Plants	$22,700
Solar Business	7,536

Total	$30,236

   (3)    Discontinued operations include the spin-off of CoorsTek and the sale of the assets of Golden Aluminum Company.

   (4)    We refinanced our outstanding bank debt in February 2002 using funds from a subordinated bond offering and new bank debt. As a result, we wrote-off our existing debt issuance costs totaling $15.8 million before tax and $9.6 million after tax. We also prepaid outstanding borrowings in August 1999 using funds from a new credit facility in connection with our acquisition of Fort James Corporation’s folding carton operations. The cost incurred to prepay these borrowings was $3.6 million before tax and $2.3 million after tax.

   (5)    Excludes the discontinued operations of CoorsTek and Golden Aluminum for the years ended December 31, 1999 and 1998.

   (6)    Includes $100 million of convertible, redeemable preferred stock issued in 2000.

(7)       We adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, and discontinued the amortization of our goodwill in accordance with the new rules. If SFAS No. 142 had been in effect for all periods presented, our net income (loss) attributable to common shareholders and earnings per share would have changed as follows:

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Reported net income (loss) attributable to common shareholders before extraordinary item and cumulative effect of change in accounting principle	$967	$(3,564)	$(10,804)	$27,591	$21,265
Extraordinary item	(9,617)	—	—	(2,332)	—
Cumulative effect of change in goodwill accounting	(180,000)	—	—	—	—

Reported net income (loss) attributable to common shareholders	(188,650)	(3,564)	(10,804)	25,259	21,265
Goodwill amortization, net of tax	—	12,389	12,380	8,098	4,126

Adjusted net income (loss) attributable to common shareholders	$(188,650)	$8,825	$1,576	$33,357	$25,391

Earnings per share—basic:
Reported net income (loss) attributable to common shareholders before extraordinary item and cumulative effect of change in accounting principle	$0.03	$(0.11)	$(0.37)	$0.97	$0.75
Extraordinary item	(0.30)	—	—	(0.08)	—
Cumulative effect of change in goodwill accounting	(5.50)	—	—	—	—

Reported net income (loss) attributable to common shareholders	(5.77)	(0.11)	(0.37)	0.89	0.75
Goodwill amortization, net of tax	—	0.39	0.42	0.28	0.14

Adjusted net income (loss) attributable to common shareholders	$(5.77)	$0.28	$0.05	$1.17	$0.89

Earnings per share—diluted:
Reported net income (loss) attributable to common shareholders before extraordinary item and cumulative effect of change in accounting principle	$0.03	$(0.11)	$(0.37)	$0.96	$0.73
Extraordinary item	(0.28)	—	—	(0.08)	—
Cumulative effect of change in goodwill accounting	(5.28)	—	—	—	—

Reported net income (loss) attributable to common shareholders	(5.53)	(0.11)	(0.37)	0.88	0.73
Goodwill amortization, net of tax	—	0.39	0.42	0.28	0.14

Adjusted net income (loss) attributable to common shareholders	$(5.53)	$0.28	$0.05	$1.16	$0.87

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the leading manufacturer of folding cartons in North America according to Paperboard Packaging Magazine (January 2003). We have achieved our leadership position by focusing our operations on the folding carton segment of the fiber-based product packaging industry. Our business strategy is to maintain and improve our customer relationships and market leadership, while leveraging our low cost position.

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

Segment Information

Our reportable segments are based on our method of internal reporting, which is based on product category. Since 1999, we have operated principally in the United States and in one reportable segment.

Factors That Impact Our Business

Sales. We sell our products primarily to major consumer product manufacturers in traditionally non-cyclical industries, such as food and beverage providers. Sales are driven primarily by consumer buying habits in the markets our customers serve. Recent economic conditions in the United States have had a significant impact on consumer buying, even in non-cyclical industries. New product introductions and promotional activity by our customers, and our introduction of innovative packaging solutions, also impact our sales.

Our products are used primarily in the following end-use markets:

•         food—cereal; desserts; frozen and microwave foods; pet foods; prepared foods; snacks; and food service products;

•         household products—dishwasher and laundry detergent; sporting goods; healthcare; and tissues and papers;

•         beverage—bottle and can carriers and cases; and

•         tobacco—fliptop boxes and cartons.

We market our products directly to our customers through a relatively small internal sales force. Our top 20 customers represent approximately 81% of our gross sales in 2002. Our competition includes other large national folding carton companies, as well as numerous smaller regional companies. Our primary competitors include: Caraustar Industries, Inc., Field Container Company, L.P., Gulf States Paper Corporation, MeadWestvaco, Rock-Tenn Company and Smurfit-Stone Container Corporation. We work to maintain our market share through efficiency, innovation and strategic sourcing to our customers.

In addition, we believe that we have the opportunity to expand the folding carton market by developing new products that can replace other types of packaging. Our research and development organization is closely involved with our customers in the development of new packaging alternatives.

Cost of Goods Sold.   Our costs of goods sold consist primarily of recycled paper fiber, purchased paperboard, paper aluminum foil, ink, plastic films and resins and labor, which are all variable cost components. Energy is also a component of our costs, particularly for our Kalamazoo, Michigan recycled paperboard mill, where energy represents approximately 12% of cost of goods sold. Variable costs are estimated to be 78% and fixed costs to be 22% of total cost of goods sold in 2002.

In light of increasing margin pressure throughout our industry, we have aggressively reduced costs. We have controlled costs in our converting facilities by coordinating and determining the optimal configuration of equipment among our facilities. A substantial portion of our production is centrally planned and can be allocated among different plants in the system in order to take advantage of equipment optimization, capacity scheduling, staffing and freight. Our ability to work as an integrated business, as opposed to different units, has given us opportunities to reduce production overhead costs and to take advantage of economies of scale in purchasing, customer service, freight and other areas common to all of our facilities. We have adopted a company-wide Six Sigma process to reduce our variable manufacturing costs. The term “Six Sigma” refers to a measure of business capability. A company that performs at a Six Sigma level has demonstrated one of the following:

1.        the amount of variation in its process is so tightly controlled that there are six standard deviations between the mean and the nearest customer specification (upper and lower control limit); or

2.        the company produces products with a defect rate of not more than 3.4 defects for every 1 million opportunities.

To achieve Six Sigma, we identify and address the cost of poor quality in both the manufacturing and transactional processes through a disciplined project methodology (Measure, Analyze, Improve, and Control) executed by skilled project leaders called Black Belts and Green Belts. We currently have 25 dedicated and numerous shared resources focused on achieving our Six Sigma objectives.

We have also taken steps to reduce our fixed manufacturing and corporate overhead costs, consisting of selling, general and administrative costs. In addition to closing plants and moving equipment and business to other facilities, we have also undertaken downsizing initiatives to reduce fixed personnel costs and are using the Six Sigma program to make our non-production business processes more cost effective.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001 and
Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Sales

Net sales for 2002 totaled $1,057.8 million, a 5% decrease from 2001 net sales of $1,112.5 million. Net sales for 2001 were nominally greater than sales for 2000. However, if the sales from our Malvern plant that we sold in the fourth quarter 2000 are subtracted from 2000 sales, our 2001 improvement year-to-year is approximately 4%. Increased sales in 2001 were primarily the result of increased sales of promotional packaging to existing customers in the first three quarters of the year. The fourth quarter of 2001 began a general decline in the nation’s economy, which had a negative impact on our customers’ business well into 2002. This, in turn, reduced sales orders for packaging and negatively impacted our sales in 2002.

Sales for the year ended December 31, 2002 to Coors Brewing totaled $111.0 million, a decrease of 10% over sales for 2001. Sales for the year ended December 31, 2001 to Coors Brewing totaled $122.8 million, an increase of $10.6 million, or 9%, over sales for 2000. The brewery’s orders from us depend upon the brewery’s sales results in products for which we provide packaging.

Our business is largely within the United States. We had sales to customers outside the United States, primarily in Canada, which accounted for 0.5%, 0.3% and 0.2% of net sales during 2002, 2001 and 2000, respectively.

Gross Profit

Consolidated gross profit was 12.0%, 13.7% and 12.6% of net sales in 2002, 2001 and 2000, respectively. Our industry has experienced over capacity issues which, when coupled with general downturns in the economy, create pressure to reduce prices and lower sales volume. The improved profit margins in 2001 are attributable to cost reduction through plant closings, reductions in work force and Six Sigma projects company-wide that have reduced costs and increased productivity. We continued our cost reduction efforts in 2002, but cost savings were more than offset by lower absorption of fixed costs due to lower sales and the following:

•         Gross profit was negatively impacted by a seven-month long labor dispute at our Kalamazoo board mill. Direct, incremental costs associated with the labor dispute were approximately $4.5 million in 2002.

•         Gross profit was further impacted by significant increases in the price of recycled paper fiber, our Kalamazoo mill’s primary raw material. The primary sources of recycled paper fiber used by our board mill - old corrugated cardboard (OCC), newsprint, and box cuttings – all increased in price during 2002, with a total increase of approximately $4.0 million compared to 2001. OCC prices peaked in June 2002 at $120 per ton; however, OCC prices had declined to $55 per ton in December 2002. Because OCC prices have returned to lower per ton levels, we expect less of an impact in 2003 from fiber prices at the board mill.

Future improvements in gross profit will depend upon management’s ability to improve cost efficiencies and to maintain profitable, long-term customer relationships.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, excluding goodwill amortization and asset impairment and restructuring costs, were 6.1%, 5.7% and 5.5% of net sales in 2002, 2001 and 2000, respectively. The increasing trend is attributable to increased information technology expense of $2.1 million in 2002, largely due to the increased spending for our new ERP manufacturing system, of which $1.3 million related to depreciation of this system.

Asset Impairment and Restructuring Charges

We have recorded asset impairment and restructuring charges totaling $8.9 million and $5.6 million in 2001 and 2000, respectively. In addition, asset impairment and restructuring reserves of $7.8 million related to the Perrysburg, Ohio plant closure were recorded in 2000 as a cost of the acquisition of Fort James Corporation’s folding carton operations. We review the relative cost effectiveness of our assets, including plant facilities and equipment, and the allocation of human resources across all functions while integrating acquisitions and responding to pressures on margins from industry conditions. As a result, we have closed plants and downsized our workforce with the ultimate goal of maximizing our profits and optimizing our resources.

Asset Impairment Charges

2001: We recorded an asset impairment charge of $3.5 million in the fourth quarter of 2001 in conjunction with the announcement of the planned closure of the Newnan, Georgia plant, a plant that was more expensive to operate than other plants in our system and produced margins below our expectations. We shut down the plant’s operations during 2002 and plan to sell the plant’s building and land. The net book value of the Newnan building and land was approximately $1.7 million at December 31, 2002. The plant’s business has been transferred to other plants in our system.

We recorded an asset impairment charge of $1.5 million in the first quarter of 2001 related to our Saratoga Springs, New York building. Operations of the Saratoga Springs plant were transferred to our other manufacturing locations and the building and real property were sold in June 2001 for cash proceeds of $3.4 million. No gain or loss was recognized on the June 2001 sale.

2000: We announced the planned closure of our Perrysburg, Ohio folding carton plant in the second quarter of 2000. The Perrysburg plant was part of Fort James Corporation’s folding carton operations and was eliminated due to excess capacity. The shutdown and restructuring plan for the Perrysburg facility included asset impairments totaling $6.5 million, which were recorded in the second quarter of 2000 as a cost of the acquisition, with a resultant adjustment to goodwill. We completed the closure of the plant and transition of the plant’s business to our other facilities by the end of 2000. On July 11, 2001, the remaining real estate was sold for cash proceeds of approximately $1.9 million. No gain or loss was recognized on the sale.

Restructuring Charges

2001: In connection with the announced closure of the Newnan, Georgia plant discussed above, we recorded restructuring charges totaling $2.4 million in the fourth quarter of 2001. The charges relate to severance packages for 105 plant personnel that were communicated to employees in December 2001. The Newnan restructuring plan was essentially complete by the end of 2002, with approximately $0.5 million of severance and other restructuring payments left to be made in 2003.

2000: In December 2000 we announced a restructuring plan to reduce fixed-cost personnel. The plan included the elimination of approximately 200 non-production positions, including the closure of our folding carton plant in Portland, Oregon, and offered severance packages in accordance with our policies. The total cost of the reduction in force was $5.0 million, of which $3.0 million was recognized in the fourth quarter of 2000 results. The remaining cost of approximately $2.0 million was recognized in the first half of 2001 when severance packages were communicated to employees. The restructuring plan is complete at December 31, 2002.

In connection with the announced closure of the Perrysburg, Ohio plant, restructuring reserves were recorded totaling approximately $1.3 million in the second quarter of 2000. The reserves related to the severance of approximately 100 production positions and other plant closing costs. Consistent with the asset impairments related to the Perrysburg closure, the restructuring costs were accounted for as a cost of the acquisition of Fort James Corporation’s folding carton operations with a resultant adjustment to goodwill. At December 31, 2002, all the restructuring charges have been paid relating to the Perrysburg closure.

We recorded a restructuring charge of $3.4 million in the first quarter of 2000 for anticipated severance costs for approximately 185 employees as a result of the announced closure of the Saratoga Springs, New York plant. We have completed the closure of the Saratoga Springs plant and the transition of the plant’s business to other facilities. In the first quarter of 2001, we reversed approximately $0.5 million of severance accruals which were not needed related to the Saratoga Springs facility shutdown to complete the Saratoga Springs restructuring plan. All of the remaining restructuring costs have been paid as of December 31, 2002.

A 1999 plant rationalization plan included severance and related charges, primarily at our Lawrenceburg, Tennessee manufacturing plant. However, customer needs in Golden, Colorado and Lawrenceburg, coupled with the timing of the transition of business to our new Golden, Colorado facility, impacted the completion of the restructuring and resulted in the savings of approximately $800 thousand of anticipated restructuring costs. The 2000 restructuring expense is net of this $800 thousand benefit.

The following table summarizes accruals related to our restructurings (in millions):

	1999 Plant Rationalization Plan	2000 S. Springs Plant Closure	2000 Perrysburg Plant Closure	2000/2001 Reduction In Force	2001 Newnan Plant Closure	Totals

Balance, December 31, 1999	$1.9	$—	$—	$—	$—	$1.9
2000 restructuring charges, net of reversals	(0.8)	3.4	—	3.0	—	5.6
2000 restructuring—Perrysburg	—	—	1.3	—	—	1.3
Cash paid	(1.0)	(2.0)	(0.7)	(0.1)	—	(3.8)

Balance, December 31, 2000	0.1	1.4	0.6	2.9	—	5.0
2001 restructuring charges, net of reversals	—	(0.5)	—	2.0	2.4	3.9
Transfer of enhanced benefits to pension liabilities	—	—	—	(2.2)	—	(2.2)
Cash paid	(0.1)	(0.8)	(0.6)	(2.5)	—	(4.0)

Balance, December 31, 2001	—	0.1	—	0.2	2.4	2.7
Cash paid	—	(0.1)	—	(0.2)	(1.9)	(2.2)

Balance, December 31, 2002	$—	$—	$—	$—	$0.5	$0.5

Operating Income

Consolidated operating income for 2002 was $62.6 million, an increase of $2.8 million, or 5% over 2001. Consolidated operating income for 2001 was $59.9 million, an increase of $8.7 million, or 17%, over operating income for 2000. If goodwill amortization and asset impairment and restructuring charges are excluded from 2001 operating income, we experienced a 30% drop in operating income in 2002. As discussed above, our lower sales, fiber prices and the Kalamazoo labor dispute contributed to a decline in profitability.

Gain from Sale of Businesses and Other Assets

We disposed of several non-core assets during 2001 and 2000, for which the following pre-tax gains were recognized:

Intangible Assets

(in thousands)
2001:
Cash proceeds	$3,650
Net book value	—

Gain recognized	$3,650

	Malvern Plant	Intangible Assets	Other Long-lived Assets	Total

	(in thousands)
2000:
Cash proceeds	$35,000	$5,407	$2,600	$43,007
Net book value	(23,635)	—	(200)	(23,835)

Gain recognized	$11,365	$5,407	$2,400	$19,172

Interest Expense

 Interest expense for 2002, 2001 and 2000 was $44.6 million, $52.8 million and $82.1 million, respectively. The decrease reflects lower debt levels, lower market interest rates, and improvements in our interest rate spreads due to reductions in our leverage. We capitalized interest of $0.3 million, $1.8 million and $1.1 million in 2002, 2001 and 2000, respectively. Capitalized interest primarily related to the construction of our Golden, Colorado facility and our new enterprise resource planning system in 2001 and 2000. In accordance with our credit agreement and our interest rate risk-management policies, we had contracts in place at December 31, 2001 to hedge the interest rates on our variable rate borrowings. In 2002 and 2001, we incurred interest expense of $6.8 million and $4.8 million, respectively, related to these contracts, and in 2000 we incurred $0.3 million less interest expense as a result of these contracts. We had no interest rate contracts in place at December 31, 2002. Interest expense also includes amortization of debt issuance costs of $3.1 million, $7.8 million and $8.9 million in 2002, 2001 and 2000, respectively.

See “Liquidity and Capital Resources.”

Income Taxes

Our consolidated effective tax rate in 2001 and 2000 was 40%, compared to 39% in 2002. Increases in state income tax rates may slightly increase our overall effective tax rate in 2003.

Related Party Transactions

On December 28, 1992, our company was spun off from ACCo and since that time ACCo has had no ownership interest in our company. However, certain Coors family trusts have significant interests in both GPIC and ACCo. We have also entered into various business arrangements with the Coors family trusts and related entities from time-to-time since our spin-off. Our policy is to negotiate market prices and competitive terms with all third parties, including related parties.

Our company originated as the packaging division of the Coors Brewing Company, a subsidiary of ACCo. We supplied the brewery’s packaging needs at the time. At the time of spin-off from ACCo, we entered into agreements with Coors Brewing for the sale of packaging and other products in order to continue to supply their packaging needs. The initial agreements had a stated term of five years and have resulted in substantial revenues for us. We continue to sell packaging products to Coors Brewing. Coors Brewing accounted for approximately 10%, 11% and 10% of our consolidated gross sales for 2002, 2001 and 2000, respectively. The loss of Coors Brewing as a customer in the foreseeable future could have a material effect on our results of operations. Our current contract with Coors Brewing Company will expire on March 31, 2003. We have negotiated a new packaging supply agreement with Coors Brewing, which is being circulated for signature.

One of our subsidiaries, Golden Equities, Inc., is the general partner in a limited partnership in which Coors Brewing is the limited partner. The partnership owns, develops, operates and sells certain real estate previously owned directly by Coors Brewing or ACCo. Distributions were allocated equally between the partners until late 1999 when Coors Brewing recovered its investment. Thereafter, distributions were made 80 percent to GPIC as the general partner and 20 percent to Coors Brewing. Distributions in 2002 were $2.0 million to GPIC and $0.5 million to Coors Brewing. No distributions were made in 2001. Distributions in 2000 were approximately $0.8 million to Coors Brewing and $3.2 million to GPIC. Coors Brewing’s share of the partnership net assets at December 31, 2002 and 2001 was $3.9 million and $4.4 million, respectively, and is reflected as minority interest on our consolidated balance sheet. Coors Brewing’s allocated share of the partnership’s profit was $0 in 2002, 2001 and 2000.

On December 31, 1999, we spun off our ceramics subsidiary, CoorsTek, Inc., which was in keeping with our goal to become solely a paperboard packaging company. In connection with the spin-off, GPIC and CoorsTek entered into contracts governing certain relationships between them following the spin-off, including a tax-sharing agreement, a transitional services agreement and certain other agreements. See further discussion of the tax-sharing agreement in Note 8 to our Consolidated Financial Statements.

On March 31, 2000, we sold the net assets of our GTC Nutrition subsidiary to an entity controlled by a member of the Coors family for approximately $0.7 million. GTC Nutrition was a non-core asset that was not strategically in line with our packaging focus. No gain or loss was recognized as a result of the sale.

In August 2000, we issued $100.0 million of preferred stock to the Grover C. Coors Trust. Proceeds were used to fund principal amortization on our debt due in August 2000. See further discussion of the preferred stock in Note 13 to our Consolidated Financial Statements.

In August 2001, we completed a $50.0 million private placement of 10% subordinated unsecured notes. The purchaser of the notes was Golden Heritage, LLC, a company owned by several Coors family trusts and a related party. Proceeds were used to fund principal amortization on our debt due in August 2001. On February 28, 2002, we repaid the notes in connection with certain refinancing transactions discussed in Note 5 to our Consolidated Financial Statements.

In September 2002 we entered into a warehouse sublease with Rocky Mountain Bottle Company, a partnership partially owned by Coors Brewing Company. Our Golden, Colorado facility uses this warehouse space. Annual rent under the sublease is approximately $100 thousand. The sublease term expires in July 2006.

Off Balance Sheet Arrangements

We enter into off balance sheet arrangements from time-to-time as business needs arise for which permanent commitments of capital and obligations are not desired. Following is a discussion of our off balance sheet arrangements.

KVG Partnership

We are a partner in the Kalamazoo Valley Group (KVG), a Michigan partnership formed to develop and operate a landfill for the partners’ disposal of paper residuals from their respective paperboard mills. KVG borrowed $1.5 million for the construction of the landfill, of which approximately $500 thousand remains unpaid at December 31, 2002. The partners contribute capital annually to meet the partnership’s operating losses. Our annual contribution for the past two years has been approximately $200 thousand. The landfill has been in operation since December 1997; however, since 2000, two of the other partners have closed their paperboard mills and one minority partner has left the partnership via bankruptcy court. We are evaluating our alternatives and liabilities under the partnership agreement and related note, while continuing to use the landfill. However, if the partnership were to close the landfill, our share of estimated closing costs, perpetual care obligations and debt repayment would approximate $2.5 million under the terms of the partnership agreement. We account for our interest in KVG using the equity method. Our investment balance at December 31, 2002 was $0.3 million.

Operating Leases

We lease a variety of facilities, warehouses, offices, equipment and vehicles under operating lease agreements that expire in various years. Operating lease rentals for warehouse, production, office facilities and equipment amounted to $4.0 million in 2002, $3.3 million in 2001, and $3.1 million in 2000.

Energy Contracts

We periodically purchase energy contracts for natural gas and/or fuel oil at our Kalamazoo paperboard mill, in order to control the cost of power at the plant. We had $6.3 million of natural gas purchase commitments open at December 31, 2002.

Aggregate Contractual Obligations

The following are material contractual obligations as of December 31, 2002 (in thousands):

	Payments Due By Period

	Total	Less than 1 year	1-3 years	3-5 years	Greater than 5 years

Long-term debt obligations:
Term loan	$173,250	$1,750	$5,250	$5,250	$161,000
Senior subordinated notes	300,000	—	—	—	300,000
Various notes payable	5,081	1,682	2,481	—	918
Operating leases	8,261	3,612	4,607	42	—
Energy contracts	6,287	6,287	—	—	—

Contingent Obligations

It is our policy generally to act as a self-insurer for certain insurable risks consisting primarily of employee health insurance programs. With respect to workers’ compensation, we use a variety of fully or partially self-funded insurance vehicles. We maintain certain stop-loss and excess insurance policies that reduce overall risk of financial loss.

In the ordinary course of business, we are subject to various pending claims, lawsuits and contingent liabilities, including claims by current or former employees. In each of these cases, we are vigorously defending against them. Although the eventual outcome cannot be predicted, it is management’s opinion that disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. See further discussions in Item 3, Legal Proceedings.

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

In connection with the sale of various businesses, we have periodically agreed to guarantee the collectibility of accounts receivable and indemnify purchasers for certain liabilities for a specified period of time. Such liabilities include, but are not limited to, environmental matters and the indemnification periods generally last for 2 to 15 years. We have recorded total indemnification liabilities of approximately $3.0 million at December 31, 2002.

In connection with the resale of the aluminum business in 1999, we guaranteed accounts receivable owed by the former owner of these assets. After the resale, the former owner refused to pay the amounts owed, $2.4 million. Pursuant to the terms of the resale agreement, we paid this amount and sued the former owner. The $2.4 million is reflected as a receivable on our Consolidated Balance Sheet. The former owner counterclaimed for an additional $11.0 million for certain spare parts and we claimed an additional $14.3 million in overpayment for raw materials to run the business prior to resale. The parties have filed motions for summary judgment. We do not believe that the result of this litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

On an on-going basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates, including those related to:

  Collectibility of accounts receivable – We estimate losses for uncollectible accounts based on the aging of our accounts receivable and the evaluation of the likelihood of success in collecting the receivables. Typically, allowances are needed for disputed accounts, customers that are having financial problems or bankruptcies. Because our customers are major consumer product manufacturers with strong credit histories, our receivables average over 80% current. At the end of December 2002, our top 20 customers, representing 81% of our sales, were 84% current on their accounts.
  Self-insurance reserves – We are self-insured for certain losses relating to workers’ compensation claims and employee medical and dental benefits. We have purchased stop-loss coverage or insurance with deductibles in order to limit our exposure to significant claims. We also have an extensive safety program in place to minimize our exposure to workers’ compensation claims. Self-insured losses are accrued based upon our estimates of the aggregate uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and our Company’s historical experience. Our stop loss coverage for employee medical benefits is $150 thousand per incident. Our workers’ compensation stop loss coverages and deductibles range from $250 thousand to $500 thousand.
  Retirement-related benefits – We estimate our retiree liabilities based upon actuarial reports prepared by our actuary, which include estimates and assumptions related to interest rates, future compensation and other factors. Our pension liabilities are most sensitive to changes in the market values of our pension assets from year-to-year, and the estimated future rate of return of our pension assets, since the pension plan is invested in the securities markets. Over the past two years, market values have declined significantly and we have, as a result, recorded a cumulative minimum pension liability of $42.3 million. We have also reduced our expected long-term rate of return on our assets by .25%. Our retiree medical liabilities are most sensitive to the cost of health care. We are currently estimating an annual increase in per capita health care costs of 10% – up from 6.5% in the past two years.
  Goodwill valuation – We estimate the value of our goodwill using the discounted cash flow method of valuation on an annual basis. Our cash flows are generated by our operations and are used to fund working capital needs, debt service and capital spending. We discount these cash flows using our company’s weighted average cost of capital. Changes in our borrowing rates, which are impacted by market rate fluctuations, would impact our discounted cash flow calculations. Other factors, such as significant operating losses or acquisitions of new operations, would also impact our discounted cash flow calculations.
  Recovery of long-lived assets – We periodically review our long-lived assets for impairment whenever events or changes in business circumstances, such as the closure of a plant, indicate the carrying amount of the asset may not be fully recoverable by undiscounted cash flows. Measurement of the impairment loss, if any, is based on the fair value of the asset, which is generally determined by the discounting of future estimated cash flows, or in the case of real estate, determining market value. We evaluate the recovery of our long-lived assets periodically by analyzing our operating results and considering significant events or changes in the business environment that may have triggered impairment. Recently, we placed our Newnan, Georgia facility up for sale. At this time, we believe that the facility’s market value is greater than its book value; however, we will periodically evaluate the need to impair this asset, if necessary.
  Deferred tax asset valuation allowance – We estimate the realizability of deferred tax assets, by estimating the projected reversal of offsetting deferred tax liability amounts and future taxable income. As discussed above in goodwill valuation, significant operating losses or acquisitions of operations would impact our projected taxable income used to estimate the reversal of our deferred tax balances.
  Legal accruals – We estimate the amount of potential exposure we may have with respect to litigation, claims and assessments, based upon analyses prepared by in-house and outside counsel, and we record reserves when our management believes it is probable that a loss has occurred and the amount of loss is reasonably estimatable. At this time, counsel has advised us that we have no impending risk of loss on our legal proceedings.
  Environmental expenditures and remediation liabilities – Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Typically, our environmental expenditures are scheduled maintenance items and are not remedial, unless we are closing a facility and must remediate that facility in the process. However, we periodically need to remediate upon the issuance of stricter or new environmental regulations that affect our operations.
  Stock-based employee compensation plans – We have various stock-based employee compensation plans, including stock options, restricted stock grants, and other forms of deferred compensation. We do not recognize compensation expense related to our stock option plans, as permitted by current generally accepted accounting principles. If accounting guidance had changed to require recognition of compensation expense related to employee stock option grants, our pre-tax stock option expense for 2002 would have been approximately $1.6 million.

New Accounting Standards

Financial Accounting Standards Board Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities,” was issued in January 2003. FIN No. 46 defines a variable interest entity as a legal entity in which, among other things, the equity investments at risk are not sufficient to finance the operating and closing activities of the entity without additional subordinated financial support from the entity’s investors. We are a partner in the Kalamazoo Valley Group (KVG) Partnership, which qualifies as a variable interest entity, as defined by FIN No. 46. KVG is a partnership formed to develop and operate a landfill for the partners’ disposal of paper residuals from their respective paperboard mills. KVG borrowed $1.5 million for the construction of the landfill, of which approximately $500 thousand remains unpaid at December 31, 2002. The partners contribute capital annually to meet the partnership’s operating losses. Our annual contribution for the past two years has been approximately $200 thousand. The landfill has been in operation since December 1997; however, since 2000, two of the other partners have closed their paperboard mills and one minority partner has left the partnership via bankruptcy court. We are evaluating our alternatives and liabilities under the partnership agreement and related note, while continuing to use the landfill. However, if the partnership were to close the landfill, our share of estimated closing costs, perpetual care obligations and debt repayment would approximate $2.5 million under the terms of the partnership agreement. We account for our interest in KVG using the equity method. The investment balance at December 31, 2002 was $0.3 million. Management is also evaluating its accounting method in light of the new requirements under FIN No. 46, and may conclude that its interest in KVG should be consolidated into its accounts. FIN No. 46 is effective for our 2003 third quarter.

FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued in November 2002. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for our company in 2002. We have included the disclosures required by this interpretation in Note 15 to our consolidated financial statements.

Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” was issued in 2001. SFAS No. 143 requires the recognition of a liability and offsetting asset for any legal obligation associated with the retirement of long-lived assets. The asset retirement cost is depreciated over the life of the related asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe SFAS No. 143 will have a significant effect on our company.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued on April 30, 2002. SFAS No. 145 includes, among other things, the rescission of SFAS No. 4, which required that gains and losses from early extinguishment of debt be classified as extraordinary items, net of related income tax effects. Under the new guidance of SFAS No. 145, losses from early extinguishment of debt will be classified as extraordinary items when the losses are considered unusual in nature and infrequent in occurrence. SFAS No. 145 will be effective for us on January 1, 2003, at which time we will reclassify our first quarter 2002 loss on early extinguishment of debt as a non-extraordinary item.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued on July 30, 2002. SFAS No. 146 will require companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for us on January 1, 2003. While SFAS No. 146 will have no effect on our historical financial results, costs associated with any future restructuring efforts will be accrued as those costs are incurred.

SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” was issued in December 2002. The statement amends SFAS No. 123 to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 improves the prominence and clarity of the pro forma disclosures required by SFAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the “Summary of Significant Accounting Policies” or its equivalent. In addition, SFAS No. 148 improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. Adoption of this statement resulted in moving footnote disclosures into the accounting policies footnote, but had no impact on our consolidated financial statements.

Liquidity and Capital Resources

We generate our liquidity from both internal and external sources and use it to fund our short-term working capital needs, capital expenditures (estimated to be $42 million in 2003), preferred stock dividends and acquisitions.

On February 28, 2002, we refinanced our then existing senior bank credit facility with a private placement of $300.0 million senior subordinated notes, carrying interest at 8 5/8%, payable semi-annually and due in 2012, and a new $450.0 million senior bank credit facility. This refinancing provided the financial flexibility to consider acquisitions and converted a significant amount of our borrowings into long-term borrowings. We collectively refer to these transactions as the “Refinancing Transactions.”

We used the net proceeds from the Refinancing Transactions to repay our then existing bank debt, to repurchase our then existing $50.0 million of subordinated notes at par, and to pay related interest, fees and expenses.

In connection with the Refinancing Transactions, we incurred a non-cash charge to write off our remaining unamortized debt issuance costs. These costs amounted to $15.8 million before taxes at February 28, 2002.

Pursuant to our then existing senior bank credit agreement, on August 15, 2001, we completed a $50.0 million private placement of subordinated unsecured notes, which are included in long-term debt at December 31, 2001. These subordinated notes accrued interest at 10% per annum and were to mature August 15, 2008. The proceeds of the subordinated notes were used to repay the remaining balance on a one-year term note due August 15, 2001, and to pay down indebtedness under our five-year senior bank credit facility. By issuing the subordinated debt, we avoided an additional interest rate spread of 75 basis points on our then existing senior bank credit facility and a fee of $750 thousand to those senior lenders. As discussed above, we repurchased the notes at par concurrently with the closing of the Refinancing Transactions.

We intend to fund future working capital needs, capital expenditures, preferred stock dividends and acquisitions through cash flow generated from operations and borrowings under our senior bank credit facility. GPC is the borrower under the senior bank credit facility and the senior subordinated notes, and GPIC has guaranteed the loans. The senior bank credit facility consists of a $275.0 million, five-year revolving credit facility, or the Revolver, and a $175.0 million, seven-year term loan, or the Term Loan. The Revolver bears interest at LIBOR plus a spread tied to our leverage, with a single principal payment due at maturity. At March 7, 2003, the Revolver’s interest rate was 3.34%. The Term Loan bears interest at LIBOR plus 275 basis points, with principal amortization of 1% a year and the balance due at maturity. At March 7, 2003, the Term Loan’s interest rate was 4.09%. The facilities must also be prepaid with an annual cash flow recapture calculation, and with certain proceeds from asset sales, and debt or equity offerings. The senior bank credit facility is secured by all of GPIC’s, GPC’s and our domestic subsidiaries’ material assets. The facility is collateralized by first priority liens on all material assets of GPC and all of GPIC’s other domestic subsidiaries. The facility limits our ability to pay dividends other than permitted dividends on the preferred stock, and imposes limitations on the incurrence of additional debt, acquisitions, capital expenditures, repurchase of Company stock and the sale of assets.

Our borrowings consist of the following (in thousands):

	December 31, 2002	December 31, 2001

Seven-year term loan due 2009 (variable interest rate at 4.17%)	$173,250	$—
Five-year revolving credit facility due 2007 (variable interest rate at 3.42%)	—	—
8-5/8% Senior subordinated notes due 2012	300,000	—
Five-year term facility, refinanced in 2002 (variable interest rate at 4.18%)	—	247,035
Revolving credit facility, refinanced in 2002 (variable interest rate at 4.18%)	—	222,750
10% Subordinated notes, refinanced in 2002	—	50,000
Various notes payable(1)	5,081	5,974

Total	478,331	525,759
Less current maturities	3,432	37,373

Long-term maturities	$474,899	$488,386

______________

   (1)    The notes bear interest at rates ranging from 4.00% to 13.06% and mature from 2003 through 2008.

At December 31, 2002, our maturities of long-term debt are as follows (in thousands):

2003	$3,432
2004	1,933
2005	1,941
2006	3,857
2007	1,750
Thereafter	465,418

$478,331

We maintain an interest rate risk-management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in interest rates. Our specific goals are to (1) manage interest rate sensitivity by modifying the re-pricing or maturity characteristics of some of our debt and (2) lower (where possible) the cost of our borrowed funds. In accordance with the terms of our then existing credit agreement and our interest rate risk-management strategy, we had contracts in place at December 31, 2001 to hedge the interest rates on our variable rate borrowings in the form of swap agreements on $225.0 million of borrowings and cap agreements on $350.0 million of borrowings. The swap agreements locked in an average LIBOR rate of 6.5%. $150.0 million of the caps provided upside protection to us if LIBOR moved above 6.75%, and $200.0 million of the caps provided upside protection to us if LIBOR moved above 8.13%. The hedging instruments expired in 2002 and were not replaced, principally because market interest rates are unusually low this year and because a significant portion of our refinanced debt carries a fixed rate.

Our capital structure also includes $100.0 million of Series B preferred stock issued on August 15, 2000. The Series B preferred stock is convertible into shares of our common stock at $2.0625 per share and is entitled to receive a dividend payable quarterly at an annual rate of 10%. We may redeem the Series B preferred stock beginning on August 15, 2005 at 105% of par. This premium decreases by 1% per year until August 15, 2010, at which time we can elect to redeem the shares at par. The Series B preferred stock has a liquidation preference over our common stock and is entitled to one vote for every two shares held on an as-converted basis.

Working Capital

Our working capital levels are dependent upon our ability to manage our inventories, collect our receivables on a timely basis, and maintain favorable terms with our vendors. Low working capital levels are desirable to us, as we strive to maximize cash flow and reduce our debt. We believe that our working capital position is very favorable when compared to our industry. Our working capital can be negatively impacted if our operations run less efficiently, particularly at times when business is moved among plants or new plants are acquired, or if inventories build up due to lower than planned sales during a period.

We currently expect that cash flows from operations and borrowings under our new credit facility will be adequate to meet our needs for working capital, post-retirement obligations, temporary financing for capital expenditures and debt repayments for the foreseeable future. Our working capital position (including current maturities of long term debt) at December 31, 2002 was $46.1 million. Although we had no borrowings against our revolver at December 31, 2002, $267.1 million was available under our $275.0 million revolving credit facility, due to $7.9 million of letters of credit outstanding. Our letters of credit are used as security against our self-insurance obligations and an outstanding note payable.

During 2002, we funded our capital requirements with net cash from operations. We expect our capital expenditures for 2003 to be approximately $42 million for planned capital expenditures for upgrades and replacements of equipment and systems as a result of ordinary business operations. We also plan to expand certain existing equipment and facilities in order to meet expected capacity needs.

Subsequent Event

On March 6, 2003, we acquired substantially all of the assets of JD Cahill Co., Inc. for approximately $18 million in cash. JD Cahill has annual revenues of approximately $20 million and produces laminated and coated paperboard with manufacturing facilities in Tuscaloosa, Alabama and Centralia, Illinois. The purchase was financed using our existing revolving credit facility.

Defined Benefit Retirement Plan

We contributed $6.5 million, $2.3 million and $1.4 million to our defined benefit retirement plan in 2002, 2001 and 2000, respectively. We expect to contribute $10.0 million to the plan in 2003. (See Note 10 to the consolidated financial statements for information on the funded status of this plan.)

Our retirement plan assets and liabilities are measured at December 31 each year for financial reporting purposes. Market returns on assets invested in by the defined benefit retirement plan trust were negative during the past year. Additionally, because of the declines in interest rates and a corresponding decrease in the discount rates used to estimate our pension liability, we recorded after-tax charges to other comprehensive income of $12.8 million and $13.8 million to reflect minimum pension liabilities in 2002 and 2001, respectively. If asset returns do not improve or interest rates remain low, additional funding may be required to the defined benefit retirement plan.

Inflation

The impact of inflation on our financial position and results of operations has been minimal during 2002, 2001 and 2000 and is not expected to adversely affect future results.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of March 7, 2003, our capital structure includes $204.9 million of debt that bears interest based upon an underlying rate that fluctuates with short-term interest rates, specifically LIBOR. As of February 28, 2002, the date of our refinancing, the Company’s capital structure included $237.6 million of debt that also bore interest based upon an underlying rate that fluctuated with short-term interest rates, specifically LIBOR. During 2002 and 2001, one-month LIBOR rates have fluctuated from a high of 5.6% in January of 2001 to a low of 1.4% in December 2002. In 2001, we had interest rate swap agreements that locked in LIBOR at 5.94% on $65.0 million of borrowings ($100 million in 2000) and 6.98% on $125.0 million of borrowings. In addition, we entered into interest rate contracts that capped the LIBOR interest rate at 8.13% for $200.0 million of borrowings and 6.75% for $150.0 million of borrowings. All of these interest rate contracts expired in 2002 and were not replaced. With our interest rate protection contracts in place last year, a 1% change in interest rates would have impacted annual pre-tax results by approximately $0.5 million. Since these interest rate protection contracts have expired, a 1% change in interest rates would impact annual pre-tax results by approximately $2.0 million.

Factors That May Affect Future Results

Certain statements in this document constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, a) we are dependent on key customers and strategic relationships, and the loss of key customers or these relationships could adversely affect our business, financial condition and results of operations; b) we face intense competition and, if we are unable to compete successfully against other manufacturers of folding cartons, we could lose customers and/or market share and our revenues may decline; c) sales might be lower than expected due to the economy, lower prices, loss of business and customer inventory adjustments; d) market share estimations are based on third-party information that may be or become obsolete or inaccurate; e) we have made acquisitions, which entails certain risks, and may do so again in the future, and we cannot guarantee that we will realize the expected benefits from future acquisitions or that our existing operations will not be harmed as a result of any such acquisitions; f) price fluctuations in raw materials and energy costs could adversely affect our manufacturing costs and ability to obtain the materials we need to manufacture our products; g) we may not be able to adequately protect our intellectual property and proprietary rights, which could harm our future success and competitive position; h) new products in development may not become commercially viable and anticipated new orders may not materialize; i) we are subject to environmental laws and other governmental regulations, and costs related to compliance with, or any liability for failure to comply with, existing or future laws and regulations could adversely affect our business, financial condition and results of operations; j) we may encounter difficulties in our restructuring and reorganization efforts, which could prevent us from accommodating our existing business and capturing new business; k) capital expenditures might be higher than planned due to unexpected requirements or opportunities; l) various Coors family trusts own a significant interest in us and may exercise their control in a manner detrimental to our other investors’ interests; m) terrorist attacks, such as those that occurred on September 11, 2001, and acts of bioterrorism have contributed to economic instability in the United States and further acts of terrorism, bioterrorism, violence or war could affect the markets in which we operate, our business operations, our expectations and other forward-looking statements contained in this document; n) we may be subject to losses that might not be covered in whole or in part by existing insurance coverage, and these uninsured losses could adversely affect our business, financial condition and results of operations; o) selling, general and administrative costs might increase based on adding more staff and programs (including costs to meet increasing corporate compliance requirements), and general cost increases; p) we may be exposed to higher than predicted interest rates on our debt and on any new debt we might incur; q) if we are unable to meet the financial covenants on our debt, we could be subject to higher interest rates or possible default (which could lead to our insolvency); r) we may not be able to maintain our effective tax rate due to the current and future tax laws, our ability to identify and use our tax credits and other factors; s) purchase savings initiatives, and cost reduction and efficiency programs, such as Six Sigma, might not realize significant future benefits; and t) we might not be able to maintain our position as one of the lowest cost producers due to competitors more effectively reducing their costs and improving efficiencies.

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

The Board of Directors, operating through its Audit Committee composed of outside directors, monitors the Company’s accounting control systems and reviews the results of the Company’s auditing activities. The Audit Committee meets at least quarterly, either separately or jointly, with representatives of management, PricewaterhouseCoopers LLP, and internal auditors. To ensure complete independence, PricewaterhouseCoopers LLP and the Company’s internal auditors have full and free access to the Audit Committee and may meet with or without the presence of management.

LUIS E. LEON	JOHN S. NORMAN
Chief Financial Officer	Vice President and Controller

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Graphic Packaging International Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Graphic Packaging International Corporation (the “Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002 the Company changed its method of accounting for goodwill and other intangible assets.

PricewaterhouseCoopers LLP

Denver, Colorado
February 11, 2003

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,

	2002	2001	2000

Sales to unrelated parties	$946,833	$989,716	$990,390
Sales to Coors Brewing Company	111,010	122,819	112,200

Total net sales	1,057,843	1,112,535	1,102,590

Cost of goods sold	930,581	960,258	963,979

Gross profit	127,262	152,277	138,611

Selling, general and administrative expense	64,620	62,874	61,134
Goodwill amortization	—	20,649	20,634
Asset impairment and restructuring charges	—	8,900	5,620

Operating income	62,642	59,854	51,223

Gain from sale of businesses and other assets	—	3,650	19,172
Interest expense	(44,640)	(52,811)	(82,071)

Income (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principle	18,002	10,693	(11,676)

Income tax (expense) benefit	(7,035)	(4,257)	4,678

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	10,967	6,436	(6,998)

Extraordinary loss on early extinguishment of debt, net of tax of $6,149	(9,617)	—	—

Income (loss) before cumulative effect of change in accounting principle	1,350	6,436	(6,998)

Cumulative effect of change in goodwill accounting, net of tax of $0	(180,000)	—	—

Net income (loss)	(178,650)	6,436	(6,998)

Preferred stock dividends declared	(10,000)	(10,000)	(3,806)

Net loss attributable to common shareholders	$(188,650)	$(3,564)	$(10,804)

(Continued)
See Notes to Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,

	2002	2001	2000

Net income (loss) attributable to common shareholders per basic share of common stock:
Before extraordinary item and cumulative effect of change in accounting principle	$0.03	$(0.11)	$(0.37)
Extraordinary loss	(0.30)	—	—
Cumulative effect of change in accounting principle	(5.50)	—	—

Net income (loss) attributable to common shareholders per basic share	$(5.77)	$(0.11)	$(0.37)

Weighted average shares outstanding—basic	32,715	31,620	29,337

Net income (loss) attributable to common shareholders per diluted share of common stock:
Before extraordinary item and cumulative effect of change in accounting principle	$0.03	$(0.11)	$(0.37)
Extraordinary loss	(0.28)	—	—
Cumulative effect of change in accounting principle	(5.28)	—	—

Net income (loss) attributable to common shareholders per diluted share	$(5.53)	$(0.11)	$(0.37)

Weighted average shares outstanding—diluted	34,065	31,620	29,337

See Notes to Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,

	2002	2001	2000

Net income (loss)	$(178,650)	$6,436	$(6,998)

Other comprehensive income (loss):
Foreign currency translation adjustments	279	(905)	(355)
Interest rate swap agreements:
Cumulative effect of change in accounting principle, net of tax of $2,012	—	(3,217)	—
Recognition of hedge results to interest expense during the period, net of tax of $2,595 and $1,861	4,177	2,973	—
Change in fair value of cash flow hedges during the period, net of tax of $275 and $2,753	498	(4,397)	—
Change in minimum pension liability, net of tax of $7,572, $9,103 and $178	(12,805)	(13,832)	(267)

Other comprehensive loss	(7,851)	(19,378)	(622)

Comprehensive loss	$(186,501)	$(12,942)	$(7,620)

See Notes to Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEET
(in thousands)

	At December 31,

	2002	2001

ASSETS
Current assets
Cash and cash equivalents	$28,626	$6,766
Accounts receivable, less allowance for doubtful accounts of $2,395 in 2002 and $1,769 in 2001	61,886	57,679
Accounts receivable from Coors Brewing Company	1,660	1,795
Inventories	87,243	92,408
Deferred income taxes	8,999	17,378
Other assets	12,687	15,778

Total current assets	201,101	191,804
Properties, net	410,592	443,712
Goodwill, net	379,696	559,696
Other assets	29,477	34,123

Total assets	$1,020,866	$1,229,335

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$3,432	$37,373
Accounts payable	82,106	59,002
Interest payable	11,117	2,665
Accrued compensation	20,013	20,431
Other accrued expenses and liabilities	38,321	49,930

Total current liabilities	154,989	169,401
Long-term debt	474,899	488,386
Pension liability	42,310	24,860
Other long-term liabilities	37,774	44,684

Total liabilities	709,972	727,331
Minority interest	3,856	4,356
Commitments and contingencies (Note 15)	—	—

Shareholders’ equity
Preferred stock, 20,000,000 shares authorized:
Series A, $0.01 par value, no shares issued or outstanding	—	—
Series B, $0.01 par value, 1,000,000 shares issued and outstanding at stated value and liquidation preference of $100 per share	100,000	100,000
Common stock, $0.01 par value 100,000,000 shares authorized; 33,477,300 and 32,188,941 issued and outstanding at December 31, 2002 and 2001	335	322
Paid-in capital	416,048	417,749
Unearned compensation	(2,421)	—
Retained deficit	(179,212)	(562)
Accumulated other comprehensive loss	(27,712)	(19,861)

Total shareholders’ equity	307,038	497,648

Total liabilities and shareholders’ equity	$1,020,866	$1,229,335

See Notes to Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$(178,650)	$6,436	$(6,998)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary loss on early extinguishment of debt	15,766	—	—
Cumulative effect of change in goodwill accounting	180,000	—	—
Asset impairment charges	—	5,000	—
Gain from sale of businesses and other assets	—	(3,650)	(19,172)
Depreciation	61,165	58,757	62,460
Amortization of goodwill	—	20,649	20,634
Amortization of debt issuance costs	3,109	7,795	8,865
Deferred income tax expense	4,990	8,417	10,012
Compensation expense settled in stock	4,298	5,152	4,122
Change in current assets and current liabilities:
Accounts receivable	(4,072)	15,713	(3,271)
Inventories	5,165	12,820	23,137
Other assets	3,091	(1,122)	(3,592)
Accounts payable	23,104	20,100	(4,935)
Accrued expenses and other liabilities	3,970	(4,595)	(27,954)
Other	159	227	(429)

Net cash provided by operating activities	122,095	151,699	62,879

Cash flows from investing activities:
Capital expenditures	(27,706)	(31,884)	(30,931)
Proceeds from sale of assets	—	8,950	43,580
Collection of note receivable	—	—	200,000

Net cash provided by (used in) investing activities	(27,706)	(22,934)	212,649

Cash flows from financing activities:
Proceeds from borrowings	759,677	206,750	52,015
Repayment of debt	(807,105)	(320,965)	(431,996)
Debt issuance costs	(16,390)	—	(6,312)
Proceeds from issuance of preferred stock, net of stock issuance costs	—	—	98,558
Preferred stock dividends paid	(10,000)	(12,083)	(1,306)
Common stock issuance and other	1,289	287	1,656

Net cash used in financing activities	(72,529)	(126,011)	(287,385)

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	21,860	2,754	(11,857)
Balance at beginning of year	6,766	4,012	15,869

Balance at end of year	$28,626	$6,766	$4,012

See Notes to Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Shares	Preferred Stock	Common Stock	Paid-in Capital	Unearned Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 1999	28,577	$—	$286	$422,885	$—	$—	$139	$423,310
Issuance of common stock	1,967	—	19	4,690	—	—	—	4,709
Issuance of 1,000,000 shares of preferred stock, net of issuance costs	—	100,000	—	(1,442)	—	—	—	98,558
Net loss	—	—	—	—	—	(6,998)	—	(6,998)
Preferred stock dividends declared	—	—	—	(3,806)	—	—	—	(3,806)
Change in minimum pension liability, net of tax	—	—	—	—	—	—	(267)	(267)
Cumulative translation adjustment	—	—	—	—	—	—	(355)	(355)

Balance at December 31, 2000	30,544	100,000	305	422,327	—	(6,998)	(483)	515,151
Issuance of common stock	1,645	—	17	5,422	—	—	—	5,439
Net income	—	—	—	—	—	6,436	—	6,436
Preferred stock dividends declared	—	—	—	(10,000)	—	—	—	(10,000)
Change in minimum pension liability, net of tax	—	—	—	—	—	—	(13,832)	(13,832)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	—	(3,217)	(3,217)
Recognition of hedge results to interest expense during the period, net of tax	—	—	—	—	—	—	2,973	2,973
Change in fair value of cash flow hedges during the period, net of tax	—	—	—	—	—	—	(4,397)	(4,397)
Cumulative translation adjustment	—	—	—	—	—	—	(905)	(905)

Balance at December 31, 2001	32,189	100,000	322	417,749	—	(562)	(19,861)	497,648
Issuance of common stock	883	—	9	5,831	—	—	—	5,840
Issuance of restricted stock	405	—	4	2,468	(2,472)	—	—	—
Restricted stock amortized to expense	—	—	—	—	51	—	—	51
Net loss	—	—	—	—	—	(178,650)	—	(178,650)
Preferred stock dividends declared	—	—	—	(10,000)	—	—	—	(10,000)
Change in minimum pension liability, net of tax	—	—	—	—	—	—	(12,805)	(12,805)
Recognition of hedge results to interest expense during the period, net of tax	—	—	—	—	—	—	4,177	4,177
Change in fair value of cash flow hedges during the period, net of tax	—	—	—	—	—	—	498	498
Cumulative translation adjustment	—	—	—	—	—	—	279	279

Balance at December 31, 2002	33,477	$100,000	$335	$416,048	$(2,421)	$(179,212)	$(27,712)	$307,038

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

Use of Estimates: The consolidated financial statements have been prepared in conformity with generally accepted accounting principles, using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Management has made significant estimates with respect to the following:

•          Collectibility of accounts receivable – The Company estimates losses from uncollectible accounts based on the aging of the accounts receivable and an evaluation of the likelihood of success in collecting the receivable.

•          Self-insurance reserves – The Company is self-insured for certain losses relating to workers’ compensation claims and employee medical and dental benefits. The Company has purchased stop-loss coverage in order to limit its exposure to significant claims. Self-insured losses are accrued based upon the Company’s estimates of the aggregate uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company’s historical experience.

•          Retirement-related benefits – The Company estimates its retiree liabilities based upon actuarial reports prepared by the Company’s actuary, which include estimates and assumptions related to interest rates, future compensation and other factors. See further discussion of retirement –related estimates and assumptions in Note 10.

•          Goodwill valuation – The Company estimates the value of its goodwill using the discounted cash flow method of valuation on an annual basis.

•          Recovery of long-lived assets – The Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances, such as the closure of a plant, indicate the carrying amount of the asset may not be fully recoverable by undiscounted cash flows. Measurement of the impairment loss, if any, is based on the fair value of the asset, which is generally determined by the discounting of future estimated cash flows. The Company evaluates the recovery of its long-lived assets periodically by analyzing its operating results and considering significant events or changes in the business environment that may have triggered impairment.

•          Deferred tax asset valuation allowance – The Company estimates the realizability of deferred tax assets by estimating the projected reversal of offsetting deferred tax liability amounts and future taxable income.

•          Legal accruals – The Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments, based upon analyses prepared by in-house and outside counsel, and records legal reserves when management believes it is probable that a loss has occurred and the amount of loss is reasonably estimatable.

•          Environmental expenditures and remediation liabilities – Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated.

•          Stock-based employee compensation plans – The Company has various stock-based employee compensation plans, which are described more fully in Note 9. The plans are accounted for under the recognition and measurement principles of APB No. 25, and related interpretations. Supplemental disclosures regarding stock-based compensation include estimates regarding volatility of the Company’s stock, interest rates and expected life.

Actual results could differ from these estimates and judgments, making it reasonably possible that a change in these estimates could occur in the near term.

Reclassifications: Certain prior period amounts have been reclassified to conform to the current year presentation.

Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All material intercompany transactions have been eliminated. See discussion of the minority interest shown on the consolidated balance sheet in Note 14.

Revenue Recognition: Revenue is recognized when goods are shipped and risks of ownership have passed to the customers. Shipping and handling costs invoiced to customers are included in revenue and associated costs are recognized as costs of goods sold.

Concentration of Credit Risk: The Company’s largest 20 customers make up approximately 81% of its gross sales. A significant portion of the Company’s sales are to Altria Group, Inc., Coors Brewing Company and General Mills, Inc. For the year ended December 31, 2002, Altria Group accounted for approximately 20% of the Company’s gross sales, Coors Brewing accounted for approximately 10% of gross sales and General Mills accounted for approximately 11% of gross sales. For the year ended December 31, 2001, Altria Group accounted for approximately 19% of the Company’s gross sales, Coors Brewing accounted for approximately 11% of gross sales and General Mills accounted for approximately 11% of gross sales. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. Credit risk with respect to accounts receivable is concentrated primarily in the food and beverage industries. Altria Group represents 15% and 14% of accounts receivable at December 31, 2002 and 2001.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

The classification of inventories, in thousands, was as follows:

	At December 31,

	2002	2001

Finished goods	$50,771	$55,057
In process	11,298	15,258
Raw materials	25,174	22,093

Total inventories	$87,243	$92,408

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

Buildings	30 years
Machinery and equipment	3 to 15 years
Building and leasehold improvements	The shorter of the useful life or lease term
Internal-use software	8 years

The cost of properties and related accumulated depreciation, in thousands, was as follows:

	At December 31,

	2002	2001

Land and improvements	$17,381	$16,687
Buildings and improvements	118,309	119,439
Machinery and equipment	522,559	508,814
Internal-use software	35,769	1,781
Real estate properties	4,485	5,359
Construction in progress	9,304	42,101

	707,807	694,181
Less accumulated depreciation	297,215	250,469

Net properties	$410,592	$443,712

Expenditures for new facilities and improvements that substantially extend the capacity or useful life of an asset are capitalized. Ordinary repairs and maintenance are expensed as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gains or losses are reflected in operations.

Goodwill Accounting

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” became effective on January 1, 2002 for the Company. This statement establishes new accounting and reporting standards that, among other things, eliminate amortization of goodwill and certain intangible assets with indefinite useful lives. The Company does not have any intangible assets with indefinite useful lives; however, as required by the new standard, the Company’s goodwill will be evaluated annually, or whenever a triggering event takes place, for impairment using a fair-value based approach and, if there is impairment, the carrying amount of goodwill will be written down to its implied fair value.

Effective January 1, 2002, the Company assigned the carrying value of its goodwill, totaling $560 million, to one reporting unit. Management completed the transitional impairment testing of the Company’s goodwill and determined that the Company’s goodwill was impaired by $180 million at January 1, 2002. The fair value of the goodwill was derived using the discounted cash flow valuation method. The transitional impairment loss is reflected as a cumulative effect of change in accounting principle in the accompanying statement of operations. Future impairments of goodwill, if any, will be charged to operating income in the period in which the impairment arises.

Of the $560 million carrying value of goodwill at December 31, 2001, $418 million was deductible for Federal income tax purposes and $142 million was not deductible. The $180 million goodwill impairment charge consists of approximately $131 million of deductible goodwill and approximately $49 million of non-deductible goodwill. The $131 million tax deductible portion of the impairment charge resulted in a deferred tax benefit/asset of approximately $50 million. The Company recorded a 100% valuation allowance against the approximately $50 million deferred tax asset resulting from recognition of the transitional goodwill impairment loss. Therefore, the cumulative effect of change in accounting principle reflected in the accompanying statement of operations is net of $0 tax benefit.

Effective January 1, 2002, the Company stopped amortizing its goodwill as required by SFAS No. 142. The annual reduction in amortization expense was approximately $20.6 million before taxes. Because some of the Company’s goodwill amortization is nondeductible for tax purposes, the Company’s effective tax rate is lower as a result of implementing SFAS No. 142. The change in the carrying amount of the Company’s goodwill consists entirely of the impairment of $180 million for the year ended December 31, 2002.

The Company recorded its transitional goodwill impairment charge in the second quarter of 2002, as permitted by SFAS No. 142. The following table presents the results of operations for the first quarter of 2002 after giving effect to the goodwill impairment charge (in thousands):

	As Reported in Form 10-Q	As Adjusted for Goodwill Impairment

Operating income	$19,405	$19,405

Net loss attributable to common shareholders	$(7,171)	$(187,171)

Net loss attributable to common shareholders per basic share	$(0.22)	$(5.79)

Net loss attributable to common shareholders per diluted share	$(0.22)	$(2.28)

The following table illustrates net income (loss) attributable to common shareholders and earnings per share, exclusive of goodwill amortization expense in the prior year periods (in thousands):

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Reported net income (loss) attributable to common shareholders before extraordinary item and cumulative effect of change in accounting principle	$967	$(3,564)	$(10,804)
Extraordinary item	(9,617)	—	—
Cumulative effect of change in goodwill accounting	(180,000)	—	—

Reported net income (loss) attributable to common shareholders	(188,650)	(3,564)	(10,804)
Goodwill amortization, net of tax	—	12,389	12,380

Adjusted net income (loss) attributable to common shareholders	$(188,650)	$8,825	$1,576

Earnings per share—basic:
Reported net income (loss) attributable to common shareholders before extraordinary item and cumulative effect of change in accounting principle	$0.03	$(0.11)	$(0.37)
Extraordinary item	(0.30)	—	—
Cumulative effect of change in goodwill accounting	(5.50)	—	—

Reported net income (loss) attributable to common shareholders	(5.77)	(0.11)	(0.37)
Goodwill amortization, net of tax	—	0.39	0.42

Adjusted net income (loss) attributable to common shareholders	$(5.77)	$0.28	$0.05

Earnings per share—diluted:
Reported net income (loss) attributable to common shareholders before extraordinary item and cumulative effect of change in accounting principle	$0.03	$(0.11)	$(0.37)
Extraordinary item	(0.28)	—	—
Cumulative effect of change in goodwill accounting	(5.28)	—	—

Reported net income (loss) attributable to common shareholders	(5.53)	(0.11)	(0.37)
Goodwill amortization, net of tax	—	0.39	0.42

Adjusted net income (loss) attributable to common shareholders	$(5.53)	$0.28	$0.05

Derivatives and Hedging Activities: In accordance with the Company’s interest rate risk-management policies, the Company periodically enters into contracts to hedge the interest rates on its variable rate borrowings. During the period January 1, 2000 – September, 2002, the Company had in place various interest rate contracts. At December 31, 2002, the Company had no interest rate contracts in place. The Company adopted Statement of Financial Accounting Standards No. 133 , “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001.

All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as (1) a hedge of (a) the fair value of a recognized asset or liability or (b) an unrecognized firm commitment (a fair value hedge); (2) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a cash flow hedge); or (3) a foreign-currency fair-value or cash flow hedge (a foreign currency hedge). The Company does not enter into derivative contracts for trading or non-hedging purposes. The Company’s interest rate derivatives that were outstanding until the third quarter of 2002 were designated as cash flow hedges and are recognized on the December 31, 2001 balance sheet at their fair value. Changes in the fair value of the Company’s cash flow hedges, to the extent that the hedges are highly effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction through interest expense. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows being hedged) is recorded in current period earnings.

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

Earnings per Share: Following is a reconciliation between basic and diluted earnings per common share from continuing operations attributable to common shareholders (in thousands, except per share information):

	Year Ended December 31,

	2002			2001			2000

	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount

Net income (loss) attributable to common shareholders—basic EPS	$(188,650)	32,715	$(5.77)	$(3,564)	31,620	$(0.11)	$(10,804)	29,337	$(0.37)

Other dilutive equity instruments	—	1,350		—	—		—	—

Net income (loss) attributable to common shareholders—diluted EPS	$(188,650)	34,065	$(5.53)	$(3,564)	31,620	$(0.11)	$(10,804)	29,337	$(0.37)

The Company’s outstanding preferred stock of $100.0 million is convertible into 48,484,848 shares of common stock. The conversion of the preferred stock into common stock is not reflected in the diluted earnings per share calculations above as conversion would be anti-dilutive for 2002, 2001 and 2000. Additional potentially dilutive securities, in thousands, totaling 4,703, 6,338 and 6,627, were excluded from the historical diluted income or loss per common share calculations above because of their anti-dilutive effect for 2002, 2001 and 2000, respectively. The additional potentially dilutive securities are primarily stock options.

           Stock-Based Compensation: SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” was issued in December 2002. The statement amends SFAS No. 123 to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 improves the prominence and clarity of the pro forma disclosures required by SFAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the “Summary of Significant Accounting Policies” or its equivalent. In addition, SFAS No. 148 improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. Adoption of this statement resulted in moving the following disclosure to the accounting policies footnote, but had no impact on the Company’s consolidated financial statements.

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for stock options or the employee stock purchase plan. If the Company had elected to recognize compensation cost based on the fair value of the stock options at grant date as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation,” pre-tax compensation expense of $1.6 million, $1.7 million and $1.2 million would have been recorded for 2002, 2001 and 2000, respectively. Net income (loss) attributable to common shareholders and earnings per share would have been reduced to the pro forma amounts indicated below:

	Years Ended December 31,

	2002	2001	2000

	(in thousands, except per share data)

Net income (loss) attributable to common shareholders, as reported	$(188,650)	$(3,564)	$(10,804)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(976)	(1,020)	(720)

Pro forma	$(189,626)	$(4,584)	$(11,524)
Earnings per share—basic:
As reported	$(5.77)	$(0.11)	$(0.37)
Pro forma	$(5.80)	$(0.15)	$(0.39)
Earnings per share—diluted:
As reported	$(5.53)	$(0.11)	$(0.37)
Pro forma	$(5.57)	$(0.15)	$(0.39)

Statement of Cash Flows: The Company defines cash equivalents as highly liquid investments with original maturities of 90 days or less. Book overdrafts totaling $3.5 million and $1.3 million at December 31, 2002 and 2001, respectively, have been included as a liability in other accrued expenses and liabilities on the accompanying balance sheet. The Company received income tax refunds of $2.6 million, $7.5 million and $7.1 million in 2002, 2001 and 2000, respectively.

Total interest paid was $33.3 million, $53.9 million and $80.9 million in 2002, 2001 and 2000, respectively. Capitalized interest was $0.3 million, $1.8 million and $1.1 million in 2002, 2001 and 2000, respectively.

Non-cash investing and financing activities in 2002, 2001 and 2000 include the issuance of shares of common stock valued at $4.3 million, $5.2 million and $4.1 million, respectively, relating to the 401(k) employer match.

Note 2. New Accounting Standards

Financial Accounting Standards Board Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities,” was issued in January 2003. FIN No. 46 defines a variable interest entity as a legal entity in which, among other things, the equity investments at risk are not sufficient to finance the operating and closing activities of the entity without additional subordinated financial support from the entity’s investors. The Company is a partner in the Kalamazoo Valley Group (KVG) partnership, which qualifies as a variable interest entity, as defined by FIN No. 46. KVG is a partnership formed to develop and operate a landfill for the partners’ disposal of paper residuals from their respective paperboard mills. KVG borrowed $1.5 million for the construction of the landfill, of which approximately $500 thousand remains unpaid at December 31, 2002. The partners contribute capital annually to fund the partnership’s operating losses. The Company’s annual capital contribution for the past two years has been approximately $200 thousand. The landfill has been in operation since December 1997; however, since 2000, the other partners have closed their paperboard mills and one minority partner has left the partnership via bankruptcy court. The Company is evaluating its alternatives and liabilities under the partnership agreement and related note, while continuing to use the landfill. However, if the partnership were to close the landfill, the Company’s share of estimated closing costs, perpetual care obligations and debt repayment would approximate $2.5 million under the terms of the partnership agreement. The Company accounts for its interest in KVG using the equity method. The investment balance at December 31, 2002 was $0.3 million. Management is also evaluating its accounting method in light of the new requirements under FIN No. 46, and may conclude that its interest in KVG should be consolidated into its accounts. FIN No. 46 is effective for the Company’s 2003 third quarter.

           FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued in November 2002. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements ending after December 15, 2002. The Company has included the disclosures required by this interpretation in Note 15.

Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” was issued in 2001. SFAS No. 143 requires the recognition of a liability and offsetting asset for any legal obligation associated with the retirement of long-lived assets. The asset retirement cost is depreciated over the life of the related asset. This statement is effective for the Company in 2003. Management does not believe SFAS No. 143 will have a significant effect on the Company.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued on April 30, 2002. SFAS No. 145 includes, among other things, the rescission of SFAS No. 4, which required that gains and losses from early extinguishment of debt be classified as extraordinary items, net of related income tax effects. Under the new guidance of SFAS No. 145, losses from early extinguishment of debt will be classified as extraordinary items when the losses are considered unusual in nature and infrequent in occurrence. SFAS No. 145 will be effective for the Company on January 1, 2003, at which time the Company will reclassify its first quarter 2002 loss on early extinguishment of debt as a non-extraordinary item.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued on July 30, 2002. SFAS No. 146 will require companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for the Company on January 1, 2003. While SFAS No. 146 will have no effect on the Company’s historical financial results, costs associated with any future restructuring efforts will be accrued as those costs are incurred.

Note 3. Dispositions

Malvern Packaging Plant

On October 31, 2000, the Company sold the net assets of its Malvern, Pennsylvania packaging plant to Huhtamaki Van Leer for approximately $35 million in cash. The proceeds from the sale were used to reduce debt. The Company recorded a pre-tax gain of $11.4 million on the sale. The after-tax gain on sale was $6.8 million, or $0.23 per basic and diluted share.

Other Assets

The Company sold patents and various other assets of its former developmental businesses and an airplane for cash consideration of approximately $8.2 million in 2000. A pre-tax gain of $7.8 million was recognized relating to these asset sales. The after-tax gain on sale was $4.7 million, or $0.16 per basic and diluted share. In 2001, a pre-tax gain of approximately $3.6 million was recognized upon receipt of additional consideration for assets of the Company’s former developmental businesses.

Note 4. Asset Impairment and Restructuring Charges

The Company recorded asset impairment and restructuring charges totaling $8.9 million and $5.6 million in 2001 and 2000, respectively. In addition, asset impairment and restructuring reserves of $7.8 million related to the Perrysburg, Ohio plant closure were recorded in 2000 as a cost of the acquisition of Fort James Corporation’s folding carton operations, which the Company acquired in August 1999. The Company reviews the relative cost effectiveness of its assets, including plant facilities and equipment, and the allocation of human resources across all functions while integrating acquisitions and responding to pressures on margins from industry conditions. As a result, the Company has closed plants and downsized its workforce with the goal of maximizing its profits and optimizing its resources.

Asset Impairment Charges

2001: The Company recorded an asset impairment charge of $3.5 million in the fourth quarter of 2001 in conjunction with the announcement of the planned closure of the Newnan, Georgia plant, a plant that was more expensive to operate than other plants in its system and produced margins below its expectations. The Company shut down the plant’s operations during 2002 and plans to sell the plant’s building and land. The net book value of the Newnan building and land was approximately $1.7 million at December 31, 2002. The plant’s business has been transferred to other plants in the Company’s system.

The Company recorded an asset impairment charge of $1.5 million in the first quarter of 2001 related to its Saratoga Springs, New York building. Operations of the Saratoga Springs plant were transferred to other manufacturing locations and the building and real property were sold in June 2001 for cash proceeds of $3.4 million. No gain or loss was recognized on the June 2001 sale.

2000: The Company announced the planned closure of its Perrysburg, Ohio folding carton plant in the second quarter of 2000. The Perrysburg plant was acquired as part of Fort James Corporation’s folding carton operations and was eliminated due to excess capacity. The shutdown and restructuring plan for the Perrysburg facility included asset impairments totaling $6.5 million, which were recorded in the second quarter of 2000 as a cost of the acquisition, with a resultant adjustment to goodwill. The Company completed the closure of the plant and transition of the plant’s business to its other facilities by the end of 2000. On

July 11, 2001, the remaining real estate was sold for cash proceeds of approximately $1.9 million. No gain or loss was recognized on the sale.

Restructuring Charges

2001: In connection with the announced closure of the Newnan, Georgia plant discussed above, the Company recorded restructuring charges totaling $2.4 million in the fourth quarter of 2001. The charges relate to severance packages for 105 plant personnel that were communicated to employees in December 2001. The Newnan restructuring plan was essentially complete by the end of 2002, with approximately $0.5 million of severance and other restructuring payments left to be made in 2003.

2000: In December 2000 the Company announced a restructuring plan to reduce fixed-cost personnel. The plan included the elimination of approximately 200 non-production positions, including the closure of its folding carton plant in Portland, Oregon, and offered severance packages in accordance with Company policies. The total cost of the reduction in force was $5.0 million, of which $3.0 million was recognized in the fourth quarter of 2000 results. The remaining cost of approximately $2.0 million was recognized in the first half of 2001 when severance packages were communicated to employees. The restructuring plan is complete at December 31, 2002.

In connection with the announced closure of the Perrysburg, Ohio plant, restructuring reserves were recorded totaling approximately $1.3 million in the second quarter of 2000. The reserves relate to the severance of approximately 100 production positions and other plant closing costs. Consistent with the asset impairments related to the Perrysburg closure, the restructuring costs have been accounted for as a cost of the acquisition of Fort James Corporation’s folding carton operations with a resultant adjustment to goodwill. At December 31, 2002, all restructuring costs have been paid relating to the Perrysburg closure.

The Company recorded a restructuring charge of $3.4 million in the first quarter of 2000 for anticipated severance costs for approximately 185 employees as a result of the announced closure of the Saratoga Springs, New York plant. The Company has completed the closure of the Saratoga Springs plant and the transition of the plant’s business to other facilities. In the first quarter of 2001, the Company reversed approximately $0.5 million of severance accruals which were not needed to complete the Saratoga Springs restructuring plan. All remaining restructuring costs have been paid as of December 31, 2002.

A 1999 plant rationalization plan included severance and related charges, primarily at the Company’s Lawrenceburg, Tennessee manufacturing plant. However, customer needs in Golden, Colorado and Lawrenceburg, coupled with the timing of the transition of business to the Company’s new Golden, Colorado facility, impacted the completion of the restructuring and resulted in the savings of approximately $800 thousand of anticipated restructuring costs. The 2000 restructuring expense is net of this $800 thousand benefit.

The following table summarizes accruals related to the Company’s restructurings (in millions):

	1999 Plant Rationalization Plan	2000 S. Springs Plant Closure	2000 Perrysburg Plant Closure	2000/2001 Reduction In Force	2001 Newnan Plant Closure	Totals

Balance, December 31, 1999	$1.9	$—	$—	$—	$—	$1.9
2000 restructuring charges, net of reversals	(0.8)	3.4	—	3.0	—	5.6
2000 restructuring—Perrysburg	—	—	1.3	—	—	1.3
Cash paid	(1.0)	(2.0)	(0.7)	(0.1)	—	(3.8)

Balance, December 31, 2000	0.1	1.4	0.6	2.9	—	5.0
2001 restructuring charges, net of reversals	—	(0.5)	—	2.0	2.4	3.9
Transfer of enhanced benefits to pension liabilities	—	—	—	(2.2)	—	(2.2)
Cash paid	(0.1)	(0.8)	(0.6)	(2.5)	—	(4.0)

Balance, December 31, 2001	—	0.1	—	0.2	2.4	2.7
Cash paid	—	(0.1)	—	(0.2)	(1.9)	(2.2)

Balance, December 31, 2002	$—	$—	$—	$—	$0.5	$0.5

Note 5.    Indebtedness

The following table summarizes the Company’s outstanding debt, in thousands.

	At December 31,

	2002	2001

Seven-year term loan due 2009 (variable interest rate at 4.17%)	$173,250	$—
Five-year revolving credit facility due 2007 (variable interest rate at 3.42%)	—	—
8-5/8% Senior subordinated notes due 2012	300,000	—
Five-year term loan, refinanced in 2002 (variable interest rate at 4.18%)	—	247,035
Revolving credit facility, refinanced in 2002 (variable interest rate at 4.18%)	—	222,750
10% Subordinated notes, refinanced in 2002	—	50,000
Various notes payable (interest rates ranging from 4.00% to 13.06%)	5,081	5,974

Total debt	478,331	525,759
Less current maturities	3,432	37,373

Total long-term debt	$474,899	$488,386

The maturities of long-term debt are as follows (in thousands):

2003	$3,432
2004	1,933
2005	1,941
2006	3,857
2007	1,750
Thereafter	465,418

$478,331

On February 28, 2002, the Company completed certain refinancing transactions that replaced its then existing debt instruments with longer-term facilities more conducive to the Company’s long-range needs. The refinancing consisted of the following concurrent transactions:

•          The Company’s wholly owned subsidiary, Graphic Packaging Corporation (GPC), issued $300 million aggregate principal amount of 8 5/8% senior subordinated notes due in 2012. Net proceeds from the sale of the notes totaled approximately $294.1 million.

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

•          In connection with the refinancing transactions, the Company incurred a pre-tax non-cash charge to write off its remaining unamortized debt issuance costs of $15.8 million. Issuance costs associated with the new debt totaled $16.4 million.

Senior Subordinated Notes

The Senior Subordinated Notes (the Notes) are unsecured senior subordinated obligations of GPC. Interest accrues at 8-5/8%, payable semi-annually on February 15th and August 15th. The Notes will mature on February 15, 2012. The Notes are unconditionally and jointly and severally guaranteed by GPIC and its domestic subsidiaries. The Notes are non-callable for five years. Thereafter, they are callable at a declining premium. Upon a change in control, the holders of the Notes may require GPC to repurchase the Notes at a 1% premium.

GPC issued the Notes under an indenture among GPC, as issuer, GPIC, as a guarantor, the Company’s domestic subsidiaries, as the subsidiary guarantors, and Wells Fargo Bank Minnesota, National Association, as trustee.

Senior Secured Credit Facility

GPC is the borrower of the new senior secured credit facility (the Credit Facility). A syndicate of financial institutions serves as lenders, with Morgan Stanley Senior Funding, Inc. and Credit Suisse First Boston as the joint lead arrangers. The Credit Facility consists of a $275 million, five-year revolving credit facility, or the Revolver, and a $175 million, seven-year term loan, or the Term Loan. The Revolver bears interest at various pricing options, including LIBOR plus a spread tied to GPC’s leverage, with a single principal payment due at maturity. The Term Loan bears interest at various pricing options, including LIBOR plus 275 basis points, with principal amortization of 1% a year and the balance due at maturity. The Credit Facility must also be prepaid with a cash flow recapture calculation, and with certain proceeds from asset sales, and debt or equity offerings. The Credit Facility is collateralized by first priority liens on all material assets of the Company and all of its domestic subsidiaries. The Credit Facility limits the Company’s ability to pay dividends other than permitted dividends on the preferred stock, and imposes limitations on the incurrence of additional debt, acquisitions, capital expenditures, repurchase of Company stock and the sale of assets.

Other Notes Payable

Other notes payable consist of miscellaneous secured notes. The notes bear interest at rates ranging from 4.0% to 13.06% and mature in 2003 through 2008. The notes are generally collateralized by assets purchased with the proceeds from the notes or by letters of credit.

Note 6.    Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and debt at December 31, 2002.

The fair value of cash and cash equivalents and current maturities of long-term debt approximates carrying value because of the short maturity of these instruments. For 2002 and 2001, the fair value of the Company’s long-term bank debt is estimated based on the current rates offered to the Company for debt of the same remaining maturity and credit quality. Because the interest rates on the long-term bank debt are reset monthly, the carrying value approximates the fair value of the long-term bank debt.

The fair value of the Company’s $300 million of senior subordinated notes is based upon market quotes. As of December 31, 2002 and February 25, 2003, the notes were trading at $105.5.

Until September 2002, the Company had interest rate swap agreements to hedge the underlying interest rates on $100 million of borrowings at an average fixed interest rate of 5.94% and an average risk-free rate of 6.98% on $125 million of its borrowings. In addition, the Company had interest rate contracts that provided interest rate cap protection on $350 million of floating rate debt. The fair value of the interest rate swaps at December 31, 2001 was $(7.5 million). The interest rate caps had no value at December 31, 2001. These contracts were not replaced as they expired during 2002.

Note 7.    Operating Leases

The Company leases a variety of facilities, warehouses, offices, equipment and vehicles under operating lease agreements that expire in various years. Future minimum lease payments, in thousands, required as of December 31, 2002, under non-cancelable operating leases with terms exceeding one year, are as follows:

2003	$3,612
2004	2,450
2005	1,301
2006	856
2007 and thereafter	42

Total	$8,261

Operating lease rentals for warehouse, production, office facilities and equipment amounted to $4.0 million in 2002, $3.3 million in 2001, and $3.1 million in 2000.

Note 8.    Income Taxes

The sources of income (loss), in thousands, before income taxes, extraordinary item and cumulative effect of change in accounting principle were:

	Year Ended December 31,

	2002	2001	2000

Domestic	$18,002	$10,689	$(11,228)
Foreign	—	4	(448)

Income (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principle	$18,002	$10,693	$(11,676)

Income tax expense (benefit) attributable to continuing operations, in thousands, included the following:

	Year Ended December 31,

	2002	2001	2000

Current provision:
Federal	$(4,141)	$(4,345)	$(15,011)
State	37	185	321

Total current tax expense (benefit)	$(4,104)	$(4,160)	$(14,690)

Deferred provision:
Federal	$9,315	$9,250	$11,229
State	1,824	(833)	(1,217)

Total deferred tax expense (benefit)	11,139	8,417	10,012

Total income tax expense (benefit)	$7,035	$4,257	$(4,678)

The total provision for income taxes, in thousands, is included in the consolidated statement of operations as follows:

	Year Ended December 31,

	2002	2001	2000

Operations	$7,035	$4,257	$(4,678)
Extraordinary item	(6,149)	—	—

Total provision (benefit) for income taxes	$886	$4,257	$(4,678)

Temporary differences that gave rise to a significant portion of deferred tax assets (liabilities), in thousands, were as follows:

	At December 31,

	2002	2001

Depreciation and other property related	$(44,406)	$(43,570)
Amortization of intangibles	—	(12,306)
All other	(82)	—

Gross deferred tax liability	(44,488)	(55,876)

Amortization of intangibles	18,306	—
Pension and employee benefits	26,646	20,551
Tax credit carryforwards	21,632	13,719
Interest	493	3,414
Inventory	1,769	2,195
Accruals	4,273	7,557
Net operating loss and contribution carryovers	19,898	6,814
All other	637	279

Gross deferred tax asset	93,654	54,529
Less valuation allowance	(51,299)	(256)

Net deferred tax asset (liability)	$(2,133)	$(1,603)

Financial statement classification:
Current deferred tax asset	$8,999	$17,378
Long-term deferred tax liability (included in other long-term liabilities)	(11,132)	(18,981)

Net deferred tax liability	$(2,133)	$(1,603)

The valuation allowance for deferred tax assets was increased by $51.0 million in 2002 and decreased by $82 thousand in 2001. The increase in 2002 relates to uncertainty surrounding the ultimate deductibility of the deferred tax asset created as a result of the change in accounting method as described in Note 1—Goodwill Accounting. The 2001 decrease and $66 thousand of the 2002 increase relates to uncertainty surrounding the ultimate deductibility of foreign net operating loss and research and development credit carryforwards.

At December 31, 2002 the Company had federal net operating loss carryforwards of approximately $40.6 million which will begin to expire in years after 2022. The Company also has approximately $10.2 million of alternative minimum tax credits which have an indefinite carryforward period, approximately $6.5 million of foreign tax credits which will expire in years after 2004, and $4.8 million in research and development credits which will begin to expire in years after 2017.

The principal differences between the effective income tax rate and the U.S. statutory federal income tax rate, were as follows:

	Year Ended December 31,

	2002	2001	2000

Expected tax rate	35.0%	35.0%	(35.0)%
State income taxes (net of federal benefit)	4.1	3.4	(3.2)
Nondeductible expenses and losses	1.5	21.3	28.7
Nontaxable income	(1.9)	(1.5)	(2.0)
Effect of foreign investments	—	—	(0.1)
Change in deferred tax asset valuation allowance	0.4	(0.8)	1.8
Research and development and other tax credits	(2.6)	(14.4)	(28.3)
Other—net	2.6	(3.2)	(2.0)

Effective tax rate	39.1%	39.8%	(40.1)%

The Internal Revenue Service (IRS) is examining the Company’s Federal income tax returns for the years 1999 through 2001. In the opinion of management, adequate accruals have been provided for all income tax matters and related interest.

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

The Company and CoorsTek (a former subsidiary spun off in 1999) have executed a tax sharing agreement that defines the parties’ rights and obligations with respect to deficiencies and refunds of Federal, state and other taxes relating to the CoorsTek business for tax years prior to the spin-off and with respect to certain tax attributes of CoorsTek after the spin-off. In general, the Company is responsible for filing consolidated Federal and combined or consolidated state tax returns and paying the associated taxes for periods through December 31, 1999. CoorsTek will reimburse the Company for the portion of such taxes relating to the CoorsTek business. CoorsTek is responsible for filing returns and paying taxes related to the CoorsTek business for periods after December 31, 1999.

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

Note 9.    Stock Compensation

The Company has an equity incentive plan that provides for the granting of nonqualified stock options and incentive stock options to certain key employees. The equity incentive plan also provides for the granting of restricted stock, bonus shares, stock units and offers to officers of the Company to purchase stock. The number of shares made available for award under the plan was 2.8 million shares as of December 31, 2002 and is increased annually by 2% of the Company’s outstanding shares on each December 31. Generally, options outstanding under the Company’s equity incentive plan are subject to the following terms: (1) grant price equal to 100% of the fair value of the stock on the date of grant; (2) ratable vesting over either a three-year or four-year service period; and (3) maximum term of ten years from the date of grant. Certain options, granted primarily in 2001 pursuant to a long-term incentive plan, provide for accelerated vesting upon attainment of certain stock prices or debt to EBITDA ratios, as defined by the equity incentive plan, but vest completely after six years.

Stock option activity was as follows (shares in thousands):

	Year Ended December 31,

	2002		2001		2000

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding at January 1	6,023	$5.96	6,262	$6.04	4,281	$8.86
Granted	25	$7.20	251	$4.62	2,523	$1.66
Exercised	(147)	$6.84	—	—	—	—
Expired or forfeited	(134)	$4.57	(490)	$6.27	(542)	$7.88

Options outstanding at December 31	5,767	$5.98	6,023	$5.96	6,262	$6.04

Exercisable	2,216	$9.72	2,336	$9.64	2,302	$9.73

Available for future grant	2,782		2,315		1,458

The following table summarizes information about stock options outstanding at December 31, 2002 (shares in thousands):

	Options Outstanding			Options Exercisabke

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$ 1.56 to $ 6.92	2,678	7.87 years	$2.20	102	$3.24
$ 7.06 to $10.17	2,592	3.31 years	$8.66	1,616	$9.32
$10.48 to $13.74	497	4.43 years	$12.36	497	$12.36

$ 1.56 to $13.74	5,767	5.52 years	$5.98	2,215	$9.72

Subsequent to December 31, 2002, the accelerated vesting requirements were met on 1,240,000 options with a weighted average exercise price of $1.62.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 74% in 2002, 70% in 2001 and 56% in 2000; (3) risk-free interest rate ranging from 1.2% to 4.5% in 2002, 3.7% to 5.5% in 2001 and 4.2% to 6.4% in 2000; and (4) expected life of 1.1 to 7.9 years in 2002, 4.5 to 9.0 years in 2001 and 3.0 to 9.91 years in 2000. The weighted average per-share fair value of options granted during 2002, 2001 and 2000 was $3.62, $3.52 and $1.09, respectively.

In December 2002, 405,246 shares of restricted common stock were issued to executive management pursuant to the Company’s equity incentive plan. The restrictions on the stock lapse ratably over four years. The total value of the restricted stock grant amounted to approximately $2.5 million, based upon the $6.10 market price of the Company’s common stock on the date of grant. The $2.5 million restricted stock issuance has been recorded as unearned compensation and is being amortized to compensation expense over the four year vesting period. Approximately $51 thousand was amortized to compensation expense for the month of December 2002. Remaining unearned compensation of approximately $2.4 million at December 31, 2002 is reflected in the accompanying financial statements as a reduction of shareholders’ equity.

On January 1, 2003, 2,600,000 shares of restricted stock were granted to management pursuant to a long-term incentive program. The fair market value of shares on the date of grant was $14.7 million, based upon the $5.64 market price of the Company's common stock on the date of grant. The restrictions on the stock lapse only if the Company meets its shareholder value growth target during the four-year life of the long-term incentive program. The long-term incentive plan restricted stock grant will be expensed over the estimated vesting period, beginning January 1, 2003. The amount of expense to be recorded is dependent upon meeting the shareholder value growth vesting requirement and the market price of the Company’s common stock upon completion of the vesting requirements.

Note 10.  Defined Benefit Plans

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

The Company also has a non qualified Supplemental Executive Retirement Plan (SERP). The SERP, which is unfunded, provides defined pension benefits outside of the Company’s defined benefit plan to eligible executives. The total expense and benefit obligations for the SERP are included with other pension benefits below. Expense under the SERP was $0.4 million, $0.5 million and $0.4 million for 2002, 2001 and 2000, respectively. The projected benefit obligation for the SERP was $4.3 million at December 31, 2002.

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

The following assets (liabilities), in thousands, were recognized for the combined defined benefit plans of the Company at December 31:

	Pension Benefits		Other Benefits

	2002	2001	2002	2001

Change in benefit obligation
Benefit obligation at beginning of year	$143,203	$121,486	$17,632	$18,241
Service cost	5,339	4,447	493	431
Interest cost	9,428	9,400	1,472	1,286
Plan amendments	—	4,517	—	(1,832)
Actuarial loss (gain)	(11,246)	(2,475)	4,107	—
Change in actuarial assumptions	9,898	8,906	—	678
Benefits paid	(3,932)	(3,078)	(610)	(1,172)

Benefit obligation at end of year	152,690	143,203	23,094	17,632

Change in plan assets
Fair value of plan assets at beginning of year	111,778	118,344	—	—
Actual return on plan assets	(9,805)	(5,794)	—	—
Company contributions	6,507	2,306	—	—
Benefits paid	(3,931)	(3,078)	—	—

Fair value of plan assets at end of year	104,549	111,778	—	—

Funded status	(48,141)	(31,425)	(23,094)	(17,632)
Unrecognized actuarial loss (gain)	49,874	30,208	1,950	(2,156)
Unrecognized prior service cost/intangible pension asset	7,390	7,640	(2,853)	(3,187)

Net amount recognized	$9,123	$6,423	$(23,997)	$(22,975)

Net prepaid (accrued) benefit cost is included in the consolidated balance sheet as follows:
Other assets, long-term	$7,390	$7,640	$—	$—
Pension liability	(42,310)	(24,860)	—	—
Other long-term liabilities	—	—	(23,997)	(22,975)
Accumulated other comprehensive loss	44,043	23,643	—	—

Total	$9,123	$6,423	$(23,997)	$(22,975)

Weighted average assumptions at year end
Discount rate	6.75%	7.25%	6.75%	7.25%
Expected long-term return on plan assets	9.50%	9.75%	—	—
Rate of compensation increase	4.25%	4.75%	—	—

The Company had accumulated benefit obligations in excess of the fair value of its plan assets totaling $42.3 million and $24.9 million at December 31, 2002 and 2001, respectively, which are reflected as a minimum pension liability in long term liabilities in the accompanying balance sheet. The Company’s intangible pension asset was $7.4 million and $7.6 million at December 31, 2002 and 2001, respectively. The after-tax amounts included in other comprehensive income from changes arising in the minimum pension liability in 2002, 2001 and 2000 are $12.8 million, $13.8 million and $0.3 million, respectively.

It is the Company’s policy to amortize unrecognized gains and losses in excess of 10% of the larger of plan assets and the projected benefit obligation (PBO) over the expected service of active employees (12-15 years). However, in cases where the accrued benefit liability exceeds the actual unfunded liability by more than 20% of the PBO, the amortization period is reduced to 5 years.

For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The assumed rate was 6.5% in 2001 and 2000; however, rising health care costs prompted an increase in this assumption in 2002. The rate is assumed to decrease by 0.5% per annum to 5.0% and remain at that level thereafter.

The following, in thousands, represents the Company’s net periodic benefit cost.

	Pension Benefits			Other Benefits

	2002	2001	2000	2002	2001	2000

Components of net periodic benefit cost
Service cost	$5,339	$4,447	$5,094	$493	$431	$633
Interest cost	9,428	9,400	8,434	1,472	1,286	1,257
Actual return on plan assets	9,805	5,794	(6,534)	—	—	—
Deferred investment loss	(21,604)	(17,662)	(4,939)	—	—	—
Amortization of prior service cost	794	755	552	(334)	(334)	(422)
Recognized actuarial loss (gain)	46	67	136	—	(125)	(448)
Transition asset amortization	(1)	(72)	(69)	—	—	—

Net periodic benefit cost	$3,807	$2,729	$2,674	$1,631	$1,258	$1,020

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects, in thousands:

	1%Point Increase	1%Point Decrease

Effect on total of service and interest cost components	$140	$123
Effect on postretirement benefit obligation	$2,294	$2,005

Note 11.  Defined Contribution Plan

The Company provides a defined contribution profit sharing plan for the benefit of its employees (the Plan). The Plan and its associated trust are intended to comply with the provisions of the Internal Revenue Code and ERISA, to qualify as a profit sharing plan for all purposes of the tax code, and to provide a cash or deferred arrangement that is qualified under tax code section 401(k). Generally, employees expected to complete at least 1,000 hours of service per year are immediately eligible to participate in the Plan upon employment. Company matching contributions are 60% of participant contributions, up to 3.6% of participant annual compensation, and are denominated in the Company’s common stock. Company expenses related to the matching provisions of the Plan totaled approximately $4.3 million, $4.3 million and $4.1 million in 2002, 2001 and 2000, respectively. The Plan also provides for discretionary matching. The Company did not elect to provide discretionary matching under this provision in 2002, 2001 or 2000.

Note 12.  Shareholders’ Rights Plan

On June 1, 2000, the Company effected a dividend distribution of shareholder rights (the Rights) that carry certain conversion rights in the event of a significant change in beneficial ownership of the Company. One right is attached to each share of the Company’s common stock outstanding and is not detachable until such time as beneficial ownership of 15% or more of the Company’s outstanding common stock has occurred (a Triggering Event) by a person or group of affiliated or associated persons (an Acquiring Person). Each Right entitles each registered holder (excluding the Acquiring Person) to purchase from the Company one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, at a purchase price of $42.00. Registered holders receive shares of the Company’s common stock valued at twice the exercise price of the Right upon exercise. Upon a Triggering Event, the Company is entitled to exchange one share of the Company’s common stock for each right outstanding or to redeem the Rights at a price of $.001 per Right. The Rights will expire on June 1, 2010.

Note 13.  Preferred Stock

On August 15, 2000 the Company issued one million shares of 10% Series B Convertible Preferred Stock (the Preferred Stock) at $100 per share to the Grover C. Coors Trust (the Trust). At the time of the issuance of the Preferred Stock, the Trust owned 9% of the Company’s then outstanding common stock. The Trust’s beneficiaries are members of the Coors family. Individual members of the Coors family and other Coors family trusts held a controlling interest in the Company at the time of issuance of the Preferred Stock. As a condition to the issuance of the Preferred Stock, a fairness opinion was obtained as to the consideration received and the value of the Preferred Stock at issuance was consistent with open market conditions and values for similar securities.

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

The Trust held 2,727,016 shares of the Company’s common stock on December 31, 2002 which represents approximately 8% of all common shares currently outstanding (33,477,300). On an as-converted basis, the Trust would hold 51,211,864 shares of the Company’s common stock on December 31, 2002, which would be approximately 62.5% of all shares outstanding (81,962,148).

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

Note 14.  Related Party Transactions

On December 28, 1992, the Company was spun off from Adolph Coors Company (ACCo) and since that time ACCo has had no ownership interest in GPIC. However, certain Coors family trusts have significant interests in both GPIC and ACCo. At the time of spin-off from ACCo, GPIC entered into agreements with Coors Brewing Company, a subsidiary of ACCo, for the sale of packaging and other products. The initial agreements had a stated term of five years and have resulted in substantial revenues to the Company. The Company continues to sell packaging products to Coors Brewing Company. Sales to Coors Brewing Company accounted for approximately 10%, 11% and 10% of our consolidated gross sales for 2002, 2001 and 2000, respectively. The loss of Coors Brewing as a customer in the foreseeable future could have a material effect on our results of operations. The current contract with Coors Brewing Company will expire on March 31, 2003. The Company has negotiated a new packaging supply agreement with Coors Brewing Company, which is being circulated for signature.

One of our subsidiaries, Golden Equities, Inc., is the general partner in a limited partnership in which Coors Brewing Company is the limited partner. The partnership owns, develops, operates and sells certain real estate previously owned directly by Coors Brewing or ACCo. Distributions were allocated equally between the partners until late 1999 when Coors Brewing recovered its investment. Thereafter, distributions were made 80 percent to GPIC as the general partner and 20 percent to Coors Brewing. Distributions in 2002 were $2.0 million to GPIC and $0.5 million to Coors Brewing. No distributions were made in 2001. Distributions in 2000 were approximately $0.8 million to Coors Brewing and $3.2 million to GPIC. Coors Brewing’s share of the partnership net assets at December 31, 2002 and 2001 was $3.9 million and $4.4 million, respectively, and is reflected as minority interest on the Company’s consolidated balance sheet. Coors Brewing’s allocated share of the partnership’s profit was $0 in 2002, 2001 and 2000.

On December 31, 1999, GPIC spun off its ceramics subsidiary, CoorsTek, Inc. In connection with the spin-off, GPIC and CoorsTek entered into contracts governing certain relationships between them following the spin-off, including a tax-sharing agreement, a transitional services agreement and certain other agreements. See further discussion of the tax-sharing agreement in Note 8.

On March 31, 2000 the Company sold the net assets of its GTC Nutrition subsidiary to an entity controlled by a member of the Coors family for approximately $0.7 million. No gain or loss was recognized as a result of the sale.

In August 2000 the Company issued $100.0 million of preferred stock to the Grover C. Coors Trust. See further discussion of the preferred stock in Note 13.

In August 2001, the Company completed a $50.0 million private placement of 10% subordinated unsecured notes. The purchaser of the notes was Golden Heritage, LLC, a company owned by several Coors family trusts and a related party. On February 28, 2002, the notes were repaid in connection with certain refinancing transactions discussed in Note 5.

In September 2002 the Company entered into a warehouse sublease with Rocky Mountain Bottle Company, a partnership partially owned by Coors Brewing Company. Annual rent under the sublease is approximately $100 thousand. The sublease term expires in July 2006.

Note 15. Commitments and Contingencies

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

The Company is a partner in the Kalamazoo Valley Group (KVG), a partnership formed to develop and operate a landfill for the partners’ disposal of paper residuals from their respective paperboard mills. KVG borrowed $1.5 million for the construction of the landfill, of which $500 thousand remains unpaid at December 31, 2002. Recently, the other parties have closed their paperboard mills and one minority partner has left the partnership via bankruptcy court. The Company is evaluating its alternatives and liabilities under the partnership agreement and related note. The landfill remains in operation at December 31, 2002. However, if the partnership were to close the landfill, the Company’s share of estimated closing costs, perpetual care obligations and debt repayment would approximate $2.5 million under the terms of the partnership agreement. The Company’s investment of $0.3 million at December 31, 2002 is included in other long-term assets on the accompanying balance sheet.

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

In connection with the sale of various businesses, the Company has periodically agreed to guarantee the collectibility of accounts receivable and indemnify purchasers for certain liabilities for a specified period of time. Such liabilities include, but are not limited to, environmental matters and the indemnification periods generally last for 2 to 15 years. At December 31, 2002 and 2001, the Company has accrued approximately $3.0 million related to these guarantees and indemnifications.

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

On February 19, 2002, Chinyun Kim filed a putative class action claim in District Court, Jefferson County, Colorado against the Company and certain of its shareholders and directors alleging breach of fiduciary duty in connection with the issuance on August 15, 2000, of the Company’s Series B Preferred Stock to the Grover C. Coors Trust. The Court dismissed plaintiff’s claim against the Company for breach of fiduciary duty while allowing the plaintiff to proceed against the named directors and shareholders, including certain Coors Family Trusts. Currently, discovery is being conducted. The Company believes that the transaction was in the best interest of the Company and its shareholders and that it acted appropriately. It intends to continue to provide a vigorous defense to this action.

Note 16.  Segment Information

The Company’s reportable segments are based on its method of internal reporting, which is based on product category. Thus, the Company’s one reportable segment in 2002, 2001 and 2000 is Packaging.

	Net Sales	Operating Income	Depreciation and Amortization	Assets	Capital Expenditures

	(in thousands)
2002
Packaging	$1,057,843	$62,642	$61,165	$1,020,866	$27,706

2001
Packaging	$1,112,535	$59,854	$79,406	$1,229,335	$31,884

2000
Packaging	$1,102,590	$51,223	$83,094	$1,332,518	$30,931

Certain financial information regarding the Company’s domestic and foreign operations is included in the following summary. Long-lived assets include plant, property and equipment, intangible assets, and certain other non-current assets.

	Net Sales	Long-Lived Assets

	(in thousands)
2002
United States	$1,052,693	$815,854
Canada	5,150	1,529
Other	—	2,383

Total	$1,057,843	$819,766

2001
United States	$1,109,293	$1,032,748
Canada	3,242	1,736
Other	—	2,066

Total	$1,112,535	$1,036,550

2000
United States	$1,100,491	$1,103,411
Canada	2,099	1,974
Other	—	2,694

Total	$1,102,590	$1,108,079

Note 17.  Subsequent Event

On March 6, 2003, the Company acquired substantially all of the assets of JD Cahill Co., Inc. for approximately $18 million in cash. JD Cahill has annual revenues of approximately $20 million and produces laminated and coated paperboard with manufacturing facilities in Tuscaloosa, Alabama and Centralia, Illinois.

Note 18.  Quarterly Financial Information (Unaudited)

The following information summarizes selected quarterly financial information, in thousands except per share data, for each of the two years in the period ended December 31, 2002.

2002	First	Second	Third	Fourth	Year

Net sales	$263,724	$263,917	$270,002	$260,200	$1,057,843
Cost of goods sold	229,432	231,022	240,949	229,178	930,581

Gross profit	34,292	32,895	29,053	31,022	127,262
Selling, general and administrative expense	14,887	15,808	16,192	17,733	64,620

Operating income	19,405	17,087	12,861	13,289	62,642
Interest expense	(11,296)	(12,453)	(11,310)	(9,581)	(44,640)

Income before income taxes, extraordinary item and cumulative effect of change in accounting principle	8,109	4,634	1,551	3,708	18,002
Income tax expense	(3,163)	(1,808)	(604)	(1,460)	(7,035)

Income before extraordinary item and cumulative effect of change in accounting principle	4,946	2,826	947	2,248	10,967
Extraordinary loss on early extinguishment of debt, net of tax	(9,617)	—	—	—	(9,617)

Income (loss) before cumulative effect of change in accounting principle	(4,671)	2,826	947	2,248	1,350
Cumulative effect of change in goodwill accounting, net of tax	(180,000)	—	—	—	(180,000)

Net income (loss)	(184,671)	2,826	947	2,248	(178,650)
Preferred stock dividends declared	(2,500)	(2,500)	(2,500)	(2,500)	(10,000)

Net income (loss) attributable to common shareholders	$(187,171)	$326	$(1,553)	$(252)	$(188,650)

Net income (loss) attributable to common shareholders per basic share(1)	$(5.79)	$0.01	$(0.05)	$(0.01)	$(5.77)

Net income (loss) attributable to common shareholders per diluted share(1)	$(2.28)	$0.01	$(0.05)	$(0.01)	$(5.53)

2001	First	Second	Third	Fourth	Year

Net sales	$288,444	$283,252	$270,818	$270,021	$1,112,535
Cost of goods sold	248,210	240,976	234,363	236,709	960,258

Gross profit	40,234	42,276	36,455	33,312	152,277
Selling, general and administrative expense	14,489	16,428	16,061	15,896	62,874
Goodwill amortization	5,169	5,143	5,175	5,162	20,649
Asset impairment and restructuring charges	2,000	1,000	—	5,900	8,900

Operating income	18,576	19,705	15,219	6,354	59,854
Gain from sale of businesses and other assets	3,650	—	—	—	3,650
Interest expense	(16,125)	(13,530)	(12,429)	(10,727)	(52,811)

Income (loss) before income taxes	6,101	6,175	2,790	(4,373)	10,693
Income tax (expense) benefit	(2,420)	(2,446)	(1,160)	1,769	(4,257)

Net income (loss)	3,681	3,729	1,630	(2,604)	6,436
Preferred stock dividends declared	(2,500)	(2,500)	(2,500)	(2,500)	(10,000)

Net income (loss) attributable to common shareholders	$1,181	$1,229	$(870)	$(5,104)	$(3,564)

Net income (loss) attributable to common shareholders per basic share	$0.04	$0.04	$(0.03)	$(0.16)	$(0.11)

Net income (loss) attributable to common shareholders per diluted share	$0.04	$0.04	$(0.03)	$(0.16)	$(0.11)

(1)	Quarterly earnings per share do not accumulate to total year earnings per share as a result of the anti-dilutive effect of the preferred stock for the year, compared to the dilutive effect of the preferred stock in the first quarter, plus the increase in common stock equivalents during the year.

Note 19.  Supplemental Information

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

GPC and GPIC were co-borrowers under the Company’s senior bank debt and subordinated debt agreements in effect prior to the refinancing transactions on February 28, 2002. Interest expense under these borrowing agreements was recorded by GPC. In addition, GPC incurred $10.0 million of interest expense in the year ended December 31, 2002, pursuant to a $100 million intercompany loan from GPIC. In 2001 and 2000, GPC incurred $8.8 million of interest pursuant to the same intercompany note that totaled $92.7 million.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2002
(in thousands)

	Issuer	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Net sales	$1,051,347	$—	$—	$6,496	$—	$1,057,843
Cost of goods sold	925,095	—	—	5,486	—	930,581

Gross profit	126,252	—	—	1,010	—	127,262
Selling, general and administrative expense	64,301	—	—	319	—	64,620
Equity in earnings of subsidiaries	(311)	(4,845)	(352)	—	5,508	—

Operating income	62,262	4,845	352	691	(5,508)	62,642
Interest (expense) income	(54,589)	10,000	—	(51)	—	(44,640)

Income before taxes, extraordinary item and cumulative effect of change in accounting priniciple	7,673	14,845	352	640	(5,508)	18,002
Income tax expense	(3,007)	(5,790)	(322)	(65)	2,149	(7,035)

Income before extraordinary item and cumulative effect of change in accounting principle	4,666	9,055	30	575	(3,359)	10,967
Extraordinary loss on early extinguishment of debt, net of tax of $6,149	(9,617)	—	—	—	—	(9,617)

Income (loss) before cumulative effect of change in accounting principle	(4,951)	9,055	30	575	(3,359)	1,350
Cumulative effect of change in goodwill accounting, net of tax of $0	(180,000)	—	—	—	—	(180,000)

Net income (loss)	(184,951)	9,055	30	575	(3,359)	(178,650)
Preferred stock dividends declared	—	(10,000)	—	—	—	(10,000)

Net income (loss) attributable to common shareholders	$(184,951)	$(945)	$30	$575	$(3,359)	$(188,650)

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2001
(in thousands)

	Issuer	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Net sales	$1,108,878	$—	$—	$3,657	$—	$1,112,535
Cost of goods sold	956,631	—	—	3,627	—	960,258

Gross profit	152,247	—	—	30	—	152,277
Selling, general and administrative expense	62,789	—	33	52	—	62,874
Goodwill amortization	20,649	—	—	—	—	20,649
Asset impairment and restructuring charges	8,900	—	—	—	—	8,900
Equity in earnings of subsidiaries	(2,471)	(1,248)	(101)	—	3,820	—

Operating income (loss)	62,380	1,248	68	(22)	(3,820)	59,854
Gain from sale of businesses and other assets	—	—	3,650	—	—	3,650
Interest (expense) income	(61,941)	8,619	288	223	—	(52,811)

Income (loss) before taxes	439	9,867	4,006	201	(3,820)	10,693
Income tax (expense) benefit	(174)	(3,928)	(1,595)	(80)	1,520	(4,257)

Net income (loss)	265	5,939	2,411	121	(2,300)	6,436
Preferred stock dividends declared	—	(10,000)	—	—	—	(10,000)

Net income (loss) attributable to common shareholders	$265	$(4,061)	$2,411	$121	$(2,300)	$(3,564)

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2000
(in thousands)

	Issuer	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Net sales	$1,098,498	$—	$1,083	$3,009	$—	$1,102,590
Cost of goods sold	960,750	—	—	3,229	—	963,979

Gross profit	137,748	—	1,083	(220)	—	138,611
Selling, general and administrative expense	60,074	—	977	83	—	61,134
Goodwill amortization	20,634	—	—	—	—	20,634
Asset impairment and restructuring charges	5,620	—	—	—	—	5,620
Equity in (earnings) of subsidiaries	(3,121)	12,158	(407)	—	(8,630)	—

Operating income (loss)	54,541	(12,158)	513	(303)	8,630	51,223
Gain from sale of businesses and other assets	13,765	—	5,407	—	—	19,172
Interest (expense) income	(90,681)	8,611	10	(11)	—	(82,071)

Income (loss) before taxes	(22,375)	(3,547)	5,930	(314)	8,630	(11,676)
Income tax (expense) benefit	8,966	1,421	(2,539)	289	(3,459)	4,678

Net income (loss)	(13,409)	(2,126)	3,391	(25)	5,171	(6,998)
Preferred stock dividends declared	—	(3,806)	—	—	—	(3,806)

Net income (loss) attributable to common shareholders	$(13,409)	$(5,932)	$3,391	$(25)	$5,171	$(10,804)

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET

At December 31, 2002
(in thousands)

	Issuer	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

ASSETS
Current assets
Cash and cash equivalents	$25,565	$—	$—	$3,061	$—	$28,626
Accounts receivable, net	60,231	2,437	—	878	—	63,546
Inventories	86,740	—	—	503	—	87,243
Other assets	21,609	—	1	24,046	(23,970)	21,686

Total current assets	194,145	2,437	1	28,488	(23,970)	201,101
Properties, net	401,889	—	—	8,703	—	410,592
Goodwill, net	379,696	—	—	—	—	379,696
Other assets	29,781	561,410	6,880	18,393	(586,987)	29,477

Total assets	$1,005,511	$563,847	$6,881	$55,584	$(610,957)	$1,020,866

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,976	$—	$—	$1,456	$—	$3,432
Accounts payable	81,519	24	—	563	—	82,106
Other current liabilities	66,543	23,691	2,536	651	(23,970)	69,451

Total current liabilities	150,038	23,715	2,536	2,670	(23,970)	154,989
Long-term debt	472,798	—	—	235,383	(233,282)	474,899
Other long-term liabilities	185,968	1,826	—	—	(103,854)	83,940

Total liabilities	808,804	25,541	2,536	238,053	(361,106)	713,828
Shareholders’ equity
Preferred stock	—	100,000	—	—	—	100,000
Common stock	—	335	1,829	1,540	(3,369)	335
Paid-in capital	418,299	192,984	241,774	(182,077)	(257,353)	413,627
Retained earnings (deficit)	(194,701)	244,987	(239,258)	(1,111)	10,871	(179,212)
Accumulated other comprehensive loss	(26,891)	—	—	(821)	—	(27,712)

Total shareholders’ equity	196,707	538,306	4,345	(182,469)	(249,851)	307,038

Total liabilities and shareholders’ equity	$1,005,511	$563,847	$6,881	$55,584	$(610,957)	$1,020,866

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET

At December 31, 2001
(in thousands)

	Issuer	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

ASSETS
Current assets
Cash and cash equivalents	$1,145	$976	$—	$4,645	$—	$6,766
Accounts receivable, net	56,560	135,301	93	834	(133,314)	59,474
Inventories	92,154	—	—	254	—	92,408
Other assets	33,101	—	—	24,024	(23,969)	33,156

Total current assets	182,960	136,277	93	29,757	(157,283)	191,804
Properties, net	434,549	—	—	9,163	—	443,712
Goodwill, net	559,696	—	—	—	—	559,696
Other assets	18,626	471,914	8,147	18,075	(482,639)	34,123

Total assets	$1,195,831	$608,191	$8,240	$56,995	$(639,922)	$1,229,335

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$36,156	$—	$—	$1,217	$—	$37,373
Accounts payable	58,110	534	—	358	—	59,002
Other current liabilities	59,929	33,286	2,730	1,500	(24,419)	73,026

Total current liabilities	154,195	33,820	2,730	3,075	(24,419)	169,401
Long-term debt	579,006	—	—	2,055	(92,675)	488,386
Other long-term liabilities	208,823	1,959	—	233,357	(370,239)	73,900

Total liabilities	942,024	35,779	2,730	238,487	(487,333)	731,687
Shareholders’ equity
Preferred stock	—	100,000	—	—	—	100,000
Common stock	—	322	1,829	1,540	(3,369)	322
Paid-in capital	283,787	234,975	243,012	(180,753)	(163,272)	417,749
Retained earnings (deficit)	(8,993)	235,353	(239,331)	(1,643)	14,052	(562)
Accumulated other comprehensive income (loss)	(20,987)	1,762	—	(636)	—	(19,861)

Total shareholders’ equity	253,807	572,412	5,510	(181,492)	(152,589)	497,648

Total liabilities and shareholders’ equity	$1,195,831	$608,191	$8,240	$56,995	$(639,922)	$1,229,335

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2002
(in thousands)

	Issuer	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Net cash provided by (used in) operating activities	$115,898	$7,735	$—	$(1,538)	$—	$122,095

Cash flows from investing activities:
Capital expenditures	(27,660)	—	—	(46)	—	(27,706)

Net cash used in investing activities	(27,660)	—	—	(46)	—	(27,706)

Cash flows from financing activities:
Proceeds from borrowings	759,677	—	—	—	—	759,677
Repayment of debt	(807,105)	—	—	—	—	(807,105)
Debt issuance costs	(16,390)	—	—	—	—	(16,390)
Preferred stock dividends paid	—	(10,000)	—	—	—	(10,000)
Common stock issuance and other	—	1,289	—	—	—	1,289

Net cash used in financing activities	(63,818)	(8,711)	—	—	—	(72,529)

Cash and cash equivalents:
Net increase (decrease)	24,420	(976)	—	(1,584)	—	21,860
Balance at beginning of year	1,145	976	—	4,645	—	6,766

Balance at end of year	$25,565	$—	$—	$3,061	$—	$28,626

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2001
(in thousands)

	Issuer	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Net cash provided by (used in) operating activities	$141,944	$12,772	$(3,650)	$633	$—	$151,699

Cash flows from investing activities:
Capital expenditures	(31,884)	—	—	—	—	(31,884)
Proceeds from sale of assets	5,300	—	3,650	—	—	8,950

Net cash provided by (used in) investing activities	(26,584)	—	3,650	—	—	(22,934)

Cash flows from financing activities:
Proceeds from borrowings	206,750	—	—	—	—	206,750
Repayment of debt	(320,965)	—	—	—	—	(320,965)
Preferred stock dividends paid	—	(12,083)	—	—	—	(12,083)
Common stock issuance and other	—	287	—	—	—	287

Net cash used in financing activities	(114,215)	(11,796)	—	—	—	(126,011)

Cash and cash equivalents:
Net increase	1,145	976	—	633	—	2,754
Balance at beginning of year	—	—	—	4,012	—	4,012

Balance at end of year	$1,145	$976	$—	$4,645	$—	$6,766

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2000
(in thousands)

	Issuer	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Net cash provided by (used in) operating activities	$379,095	$(308,154)	$(5,850)	$(2,212)	$—	$62,879

Cash flows from investing activities:
Capital expenditures	(30,870)	—	(57)	(4)	—	(30,931)
Proceeds from sales of assets	37,673	—	5,907	—	—	43,580
Collection on note receivable	—	200,000	—	—	—	200,000

Net cash provided by (used in) investing activities	6,803	200,000	5,850	(4)	—	212,649

Cash flows from financing activities:
Proceeds from borrowings	52,015	—	—	—	—	52,015
Repayment of debt	(431,996)	—	—	—	—	(431,996)
Proceeds from preferred stock issuance, net of issuance costs	—	98,558	—	—	—	98,558
Preferred stock dividends paid	—	(1,306)	—	—	—	(1,306)
Common stock issuance and other	—	1,656	—	—	—	1,656
Debt issuance costs	(6,312)	—	—	—	—	(6,312)

Net cash provided by (used in) financing activities	(386,293)	98,908	—	—	—	(287,385)

Cash and cash equivalents:
Net decrease	(395)	(9,246)	—	(2,216)	—	(11,857)
Balance at beginning of year	395	9,246	—	6,228	—	15,869

Balance at end of year	$—	$—	$—	$4,012	$—	$4,012

SCHEDULE II

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at beginning of year	Additions Charged to Costs and Expenses		Other		Deductions		Balance at end of year

Allowance for doubtful receivables
Year Ended December 31,
2000	$2,260	$1,425		$(22	)(1)	$(693	)(2)	$2,970
2001	$2,970	$728		$—		$(1,929	)(2)	$1,769
2002	$1,769	$901		$—		$(275	)(2)	$2,395
Deferred tax asset valuation allowance
Year Ended December 31,
2000	$123	$215	(3)	$—		$—		$338
2001	$338	$—		$—		$(82	)(3)	$256
2002	$256	$51,043	(3)	$—		$—		$51,299

______________

(1)       The 2000 disposition of the Malvern, Pennsylvania plant.

(2)       Write off of uncollectible accounts.

(3)       Adjustments to the deferred tax asset valuation allowance relate to uncertainty surrounding the ultimate deductibility of the goodwill impairment charge in 2002 and a foreign net operating loss carryforward.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Within the last two fiscal years there have been no changes in the Company’s independent accountants or disagreements on accounting and financial statement disclosure matters.

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to Instruction G(3) to Form 10-K, the information relating to Directors of the Registrant required by Item 10 is incorporated by reference from the Registrant’s definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2002.

For information pertaining to Executive Officers of the Registrant, as required by Instruction 3 of Paragraph (b) of Item 401 of Regulation S-K, refer to the “Executive Officers of the Registrant” section of Part I of this document.

Pursuant to Instruction G(3) to Form 10-K, the information relating to compliance with Section 16(a) required by Item 10 is incorporated by reference from the Registrant’s definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2002.

ITEM 11.        EXECUTIVE COMPENSATION

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 11 is incorporated by reference from the Registrant’s definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2002.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 12 is incorporated by reference from the Registrant’s definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2002.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 13 is incorporated by reference from the Registrant’s definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2002.

ITEM 14.        CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-14 under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)       Financial Statements and Financial Statement Schedule.

The following are filed as a part of this Report on Form 10-K (see Item 8)

(1)       Management’s Report to Shareholders

Report of Independent Accountants

Consolidated Statement of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2002, 2001 and 2000

Consolidated Balance Sheet at December 31, 2002 and 2001

Consolidated Statement of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

(2)       Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000

(3)       Exhibit list

Exhibit Number	Document Description

2.1

Recommended Cash Offers by Baring Brothers International Limited on behalf of ACX (UK) Limited, a wholly-owned subsidiary of ACX Technologies, Inc. for Britton Group plc. (Incorporated by reference to Form 8-K filed on January 29, 1998)

2.2	Distribution Agreement between ACX Technologies, Inc. and CoorsTek, Inc. (Incorporated by reference to Form 10-K filed on March 29, 2000)

3.1	Articles of Incorporation of Registrant. (Incorporated by reference to Form 10 filed on October 6, 1992)

3.1A	Articles of Amendment to Articles of Incorporation of Registrant. (Incorporated by reference to Form 8 filed on December 3, 1992)

3.1B	Articles of Amendment to Articles of Incorporation of Registrant. (Incorporated by reference to Form 10-Q filed May 15, 2000)

3.1C

Articles of Amendment to the Articles of Incorporation Setting Forth the Designations of the Series A Junior Participating Preferred Stock. (Incorporated by reference to Form 10-K filed on March 12, 2002)

3.1D	Articles of Amendment to the Articles of Incorporation Setting Forth the Designations of All 10% Series B Convertible Preferred Stock. (Incorporated by reference to Form 8-K filed August 31, 2000)

3.2	Bylaws of Registrant, as amended and restated May 9, 2000. (Incorporated by reference to Form 10-Q filed on May 15, 2000)

3.3	Restated Certificate of Incorporation of Graphic Packaging Corporation. (Incorporated by reference to Form S-4 filed on April 9, 2002)

3.4	Bylaws of Graphic Packaging Corporation, as amended (formally known as C.P. Acquisition Corp). (Incorporated by reference to Form S-4 filed on April 9, 2002)

4.1	Form of Stock Certificate of Common Stock. (Incorporated by reference to Form 10-Q filed August 14, 2000)

4.2	Rights Agreement, dated as of May 31, 2000, between the Company and Norwest Bank Minnesota, N.A., as Rights Agent. (Incorporated by reference to Form 8-A filed May 31, 2000

Exhibit Number	Document Description

4.3	Preferred Stock Purchase Agreement, dated as of August 15, 2000, between the Company and the Grover C. Coors Trust. (Incorporated by reference to Form 8-K filed August 31, 2000)

4.4	Registration Rights Agreement dated as of August 15, 2000, between the Company and the Grover C. Coors Trust. (Incorporated by reference to Form 8-K filed August 31, 2000)

4.5	10% Series B Convertible Preferred Stock Certificate. (Incorporated by reference to Form 8-K filed August 31, 2000)

4.6	Letter Agreement between the Company and the Company’s preferred stockholder, dated as of August 15, 2001 (Incorporated by reference to Form 8-K filed August 31, 2001).

4.7

Indenture, dated as of February 28, 2002, as amended by the First Supplemental Indenture, dated as of April 9, 2002, by and among Graphic Packaging Corporation, as issuer, the Guarantors Named Therein, and Wells Fargo Bank Minnesota, National Association, as Trustee. (Incorporated by reference to Form S-4 filed on April 9, 2002)

4.8

The form of Senior Subordinated Guarantee is included as Exhibit A to the form of New Note included as Exhibit A to the Indenture included as Exhibit 4.7 hereto. (Incorporated by reference to Form S-4 filed on April 9, 2002)

4.9

Registration Rights Agreement, dated February 28, 2002, by and among Credit Suisse First Boston Corporation, Morgan Stanley & Co. Incorporated, Graphic Packaging International Corporation and Graphic Packaging Corporation. (Incorporated by reference to Form S-4 filed on April 9, 2002)

4.10	The form of New Note is included as Exhibit A to the Indenture included as Exhibit 4.7 hereto. (Incorporated by reference to Form S-4 filed on April 9, 2002)

4.11

Purchase Agreement, dated February 14, 2002, by and among Graphic Packaging International Corporation, Graphic Packaging Corporation, Credit Suisse First Boston Corporation and Morgan Stanley & Co. Incorporated. (Incorporated by reference to Form S-4 filed on April 9, 2002).

4.12

Amendment No. 1 to Purchase Agreement, dated February 21, 2002, by and among Graphic Packaging International Corporation, Graphic Packaging Corporation, Credit Suisse First Boston Corporation, Morgan Stanley & Co. Incorporated, ABN Amro Incorporated, U.S. Bancorp Piper Jaffray Inc., and Wells Fargo Brokerage Services, LLC. (Incorporated by reference to Form S-4 filed on April 9, 2002).

10.0	Credit Agreement among ACX Technologies, Inc., Bank of America, as agent, and other financial institutions party thereto. (Incorporated by reference to Form 8-K filed on August 17, 1999)

10.0A	First Amendment to Revolving Credit and Term Loan Agreement. (Incorporated by reference to Form 10-Q filed on May 15, 2000)

10.0B	Second Amendment to Revolving Credit and Term Loan Agreement, dated as of July 28, 2000, among the Company and its one-year term lenders. (Incorporated by reference to Form 8-K filed August 31, 2000)

10.0C	Third Amendment to Revolving Credit and Term Loan Agreement, dated as of August 14, 2000, among the Company and its lenders. (Incorporated by reference to Form 8-K filed August 31, 2000)

10.0D	Fourth Amendment to Revolving Credit and Term Loan Agreement, effective as of August 15, 2001, among the Company and its lenders. (Incorporated by reference to Form 8-K file August 31, 2001)

10.0E	Fifth Amendment to Revolving Credit and Term Loan Agreement, effective as of January 28, 2002, among the Company and its lenders.

10.1

Supply Agreement between Graphic Packaging Corporation and Coors Brewing Company. (Incorporated by reference to Form 8-K filed on November 2, 1998) (Confidential treatment has been granted for portions of the Exhibit)

10.1A

Second Amendment to Supply Agreement, dated December 30, 2002, by and between Coors Brewing Company and Graphic Packaging Corporation. (Incorporated by reference to Form 8-K filed on December 31, 2002)

10.2	Asset Purchase Agreement between ACX Technologies and Sonoco Products Company. (Incorporated by reference to Form 8-K filed on September 17, 1999)

10.3	Tax Sharing Agreement between ACX Technologies, Inc. and CoorsTek, Inc. (Incorporated by reference to Form 10-K filed on March 29, 2000)

10.4	Environmental Responsibility Agreement between ACX Technologies, Inc. and CoorsTek, Inc. (Incorporated by reference to Form 10-K filed on March 29, 2000)

Exhibit Number	Document Description

10.5	Master Transition Materials and Services Agreement between ACX Technologies, Inc. and CoorsTek, Inc. (Incorporated by reference to Form 10-K filed on March 29, 2000)

10.6*	Form of Officers’ Salary Continuation Agreement, as amended. (Incorporated by reference to Form 10-K filed on March 20, 1995)

10.7*	Graphic Packaging Equity Incentive Plan, as amended. (Incorporated by reference to Form 10-K filed on March 23, 2001)

10.8*	Graphic Packaging Equity Compensation Plan for Non-Employee Directors, as amended. (Incorporated by reference to Form 10-K filed March 23, 2001)

10.9*	ACX Technologies, Inc. Phantom Equity Plan. (Incorporated by reference to Form 8 filed on November 19, 1992)

10.10*	Graphic Packaging Excess Benefit Plan, as restated. (Incorporated by reference to Form 10-K filed on March 23, 2001)

10.11*	Graphic Packaging Supplemental Retirement Plan, as restated. (Incorporated by reference to Form 10-K filed on March 23, 2001)

10.12*	ACX Technologies, Inc. Deferred Compensation Plan, as amended. (Incorporated by reference to Form 10-K filed on March 7, 1996)

10.13*	First Amendment to Graphic Packaging Deferred Compensation Plan. (Incorporated by reference to Form 10-K filed on March 23, 2001)

10.14*	Graphic Packaging Executive Incentive Plan as amended and restated February 1, 2002. (Incorporated by reference to Form 10-Q filed on October 31, 2002)

10.15*

Form of Employment Agreement Entered Into By and Between the Following Individuals: Jeffrey H. Coors, David W. Scheible, Jill B. W. Sisson, Marsha C. Williams and Luis E. Leon. (Incorporated by reference to Form S-4 filed on April 9, 2002)

10.15A*	First Amendment to Form of Employment Agreement Entered Into By and Between the Following Individuals: Jeffrey H. Coors, David W. Scheible, Jill B. W. Sisson, Marsha C. Williams and Luis E. Leon.

10.15B*	Second Amendment to Form of Employment Agreement Entered Into By and Between the Following Individuals: Jeffrey H. Coors, David W. Scheible, Jill B. W. Sisson, Marsha C. Williams and Luis E. Leon.

10.16	$50 million 10% Senior Subordinated Note Agreement, dated as of August 15, 2001 (Incorporated by reference to the Company’s Form 8-K filed August 31, 2001)

10.17

Credit Agreement, dated as of February 28, 2002, among Graphic Packaging International Corporation, Graphic Packaging Corporation, as the Borrower, Various Financial Institutions from Time to Time Parties Hereto, as the Lenders, Morgan Stanley Senior Funding, Inc., as the Administrative Agent for the Lenders, Credit Suisse First Boston, as the Syndication Agent for the Lenders, and LaSalle Bank National Association, US Bank National Association, and Wells Fargo Bank, N.A., as Co-Documentation Agents, and Morgan Stanley Senior Funding, Inc., and Credit Suisse First Boston as Lead Arrangers and Book Runners. (Incorporated by reference to Form S-4 filed on April 9, 2002)

10.18*	Description of Arrangement with Gail A. Constancio dated as of March 2001 (Incorporated by reference to Form 10-K filed on March 23, 2001)

10.19*	Description of Arrangement with Luis E. Leon dated May 2001 (Incorporated by reference to Form 10-Q filed on August 10, 2001)

10.20*	Form of Employment Agreement Entered Into By and Between Luis E. Leon and the Company. (Incorporated by reference to Form 10-Q filed on November 14, 2001)

10.21*	General Release of Legal Rights Agreement Entered Into By and Between Gail A. Constancio and the Company. (Incorporated by reference to Form 10-Q filed on November 14, 2001)

10.22	Asset Purchase Agreement between ACX Technologies and Fort James Corporation. (Incorporated by reference to Form 8-K filed August 17, 1999)

10.23	Asset Purchase Agreement between Golden Aluminum Company and Alcoa Inc. dated November 5, 1999. (Incorporated by reference to Form 10-K filed on March 29, 2000)

21	Subsidiaries of the Registrant

23	Consent of PricewaterhouseCoopers LLP, independent accountants.

______________

      *    Management contracts or compensatory plans, contracts or arrangements required to be filed as an Exhibit pursuant to Item 15(c).

The Registrant will furnish to a requesting security holder any Exhibit requested upon payment of the Registrant’s reasonable copying charges and expenses in furnishing the Exhibit.

(b)       Reports on Form 8-K.

On December 31, 2002, the Company filed a Current Report on Form 8-K disclosing a Second Amendment to the Supply Agreement by and between Coors Brewing Company and Graphic Packaging Corporation.

(c)       Exhibits.

The exhibits at 15(a)(3) above are filed pursuant to the requirements of Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
By:	/s/ JEFFREY H. COORS

Jeffrey H. Coors President and Chief Executive Officer

Date:    March 21, 2003

By:	/s/ LUIS E. LEON

Luis E. Leon Chief Financial Officer

Date:    March 21, 2003

By:	/s/ JOHN S. NORMAN

John S. Norman Vice President and Controller

Date:    March 21, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ JEFFREY H. COORS

Jeffrey H. Coors Chairman of the Board of Directors, President and Chief Executive Officer

Date:    March 21, 2003

By:	/s/ JOHN D. BECKETT

John D. Beckett Director

Date:    March 21, 2003

By:	/s/ WILLIAM K. COORS

William K. Coors Director

Date:    March 21, 2003

By:	/s/ HAROLD R. LOGAN, JR.

Harold R. Logan, Jr. Director

Date:    March 21, 2003

By:	/s/ JAMES K. PETERSON

James K. Peterson Director

Date:    March 21, 2003

By:	/s/ JOHN HOYT STOOKEY

John Hoyt Stookey Director

Date:    March 21, 2003

CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Graphic Packaging International Corporation (the Company) on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Jeffrey H. Coors, Chief Executive Officer and President of the Company, and Luis E. Leon, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)      The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)      The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 21, 2003	By:	/s/ JEFFREY H. COORS

Jeffrey H. Coors Chief Executive Officer and President

Date: March 21, 2003	By:	/s/ LUIS E. LEON

Luis E. Leon Chief Financial Officer

CERTIFICATIONS

I, Jeffrey H. Coors, certify that:

1.         I have reviewed this annual report on Form 10-K of Graphic Packaging International Corporation;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 21, 2003

By:	/s/ JEFFREY H. COORS

Jeffrey H. Coors Chief Executive Officer and President

CERTIFICATIONS

I, Luis E. Leon, certify that:

1.         I have reviewed this annual report on Form 10-K of Graphic Packaging International Corporation;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 21, 2003

By:	/s/ LUIS E. LEON

Luis E. Leon Chief Financial Officer