Form 10-Q
period 2003-03-31
GRAPHIC PACKAGING INTERNATIONAL CORP
filed 2003-05-15
CIK 892793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to           .

Commission file number: 001-14060

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

Yes [X]                                                                          No [  ]

There were 33,703,676 shares of common stock outstanding as of May 1, 2003.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
Exhibit Index
EX-10.2 Employment Agreement - J. Coors
EX-10.3 Employment Agreement - D. Scheible
EX-10.4 Employment Agreement - D. Sturdivant
Second Amend. to Employee Stock Purchase Plan
Second Amend. to Equity Incentive Plan
4th Amend. to Savings and Investment Plan
EX-10.9 Executive Incentive Plan
EX-99.1 Certifications Pursuant to Section 906

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)

	Three Months
	Ended March 31,
	2003	2002

Net sales	$260,883	$263,724
Cost of goods sold	232,174	229,432

Gross profit	28,709	34,292
Selling, general and administrative expense	16,668	14,887
Merger and acquisition transaction costs	2,698	—

Operating income	9,343	19,405
Interest expense	(9,416)	(11,296)
Loss on early extinguishment of debt	—	(15,766)

Loss before income taxes and cumulative effect of change in accounting principle	(73)	(7,657)
Income tax benefit	30	2,986

Loss before cumulative effect of change in accounting principle	(43)	(4,671)
Cumulative effect of change in goodwill accounting, net of tax of $0	—	(180,000)

Net loss	(43)	(184,671)

Preferred stock dividends declared	(2,500)	(2,500)

Net loss attributable to common shareholders	$(2,543)	$(187,171)

Net loss attributable to common shareholders per basic and diluted share:
Before cumulative effect of change in accounting principle	$(0.08)	$(0.22)
Cumulative effect of change in goodwill accounting	—	(5.57)

	$(0.08)	$(5.79)

Weighted average shares outstanding – basic and diluted	33,574	32,343

See Notes to Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
(in thousands)

	Three Months
	Ended March 31,
	2003	2002

Net loss	$(43)	$(184,671)

Other comprehensive income (loss):
Foreign currency translation adjustments	(217)	(14)
Recognition of hedge results to interest expense during the period, net of tax of $937	—	1,507
Change in fair value of cash flow hedges during the period, net of tax of $48	—	(76)
Amortization of cancelled interest rate swap, net of tax of $46	—	73

Other comprehensive income (loss)	(217)	1,490

Comprehensive loss	$(260)	$(183,181)

See Notes to Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	March 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$5,028	$28,626
Accounts receivable, net	74,068	63,546
Inventories:
Finished	60,516	50,771
In process	10,615	11,298
Raw materials	27,903	25,174

Total inventories	99,034	87,243
Other assets	21,328	21,686

Total current assets	199,458	201,101
Properties, net	405,703	410,592
Goodwill, net	391,803	379,696
Other assets	28,564	29,477

Total assets	$1,025,528	$1,020,866

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current maturities of long-term debt	$3,593	$3,432
Accounts payable	89,150	82,106
Interest payable	4,626	11,117
Other current liabilities	52,500	58,334

Total current liabilities	149,869	154,989
Long-term debt	483,858	474,899
Pension liability	44,055	42,310
Other long-term liabilities	42,159	41,630

Total liabilities	719,941	713,828
Shareholders’ equity
Preferred stock, nonvoting, 20,000,000 shares authorized:
Series A, $0.01 par value, no shares issued or outstanding
Series B, $0.01 par value, 1,000,000 shares issued and outstanding at stated value of $100 per share	100,000	100,000
Common stock, $0.01 par value, 100,000,000 shares authorized and 33,703,676 and 33,477,300 issued and outstanding at March 31, 2003, and December 31, 2002, respectively	337	335
Paid-in capital	414,700	416,048
Unearned compensation	(2,266)	(2,421)
Retained deficit	(179,255)	(179,212)
Accumulated other comprehensive loss	(27,929)	(27,712)

Total shareholders’ equity	305,587	307,038

Total liabilities and shareholders’ equity	$1,025,528	$1,020,866

See Notes to Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2003	2002

Cash flows from operating activities:
Net loss	$(43)	$(184,671)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	15,425	15,229
Amortization of debt issuance costs	570	1,368
Loss on early extinguishment of debt	—	15,766
Goodwill impairment charge	—	180,000
Compensation expense settled in stock	1,267	1,106
Change in current assets and current liabilities, net of effects of acquisition:
Accounts receivable	(10,522)	(16,357)
Inventory	(10,174)	(6,740)
Other current assets	358	728
Accounts payable	5,444	(2,614)
Other current liabilities	(12,325)	9,112
Other	2,347	1,738

Net cash provided by (used in) operating activities	(7,653)	14,665

Cash flows from investing activities:
Capital expenditures	(4,540)	(7,200)
Acquisition of J.D. Cahill Co.	(18,088)	—

Net cash used in investing activities	(22,628)	(7,200)

Cash flows from financing activities:
Proceeds from borrowings	53,906	588,400
Repayment of debt	(44,786)	(579,799)
Preferred stock dividends paid	(2,500)	(2,500)
Debt issuance costs	—	(15,133)
Common stock issuance and other	63	73

Net cash provided by (used in) financing activities	6,683	(8,959)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(23,598)	(1,494)
Balance at beginning of period	28,626	6,766

Balance at end of period	$5,028	$5,272

See Notes to Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

             Nature of Operations and Basis of Presentation: Graphic Packaging International Corporation (the Company or GPIC) is a manufacturer of packaging products used by consumer product companies as primary packaging for their end-use products.

             The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited financial statements filed with the Securities and Exchange Commission in the Company’s Form 10-K for the year ended December 31, 2002.

             In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly state the financial position of the Company at March 31, 2003, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

             Segment Information: The Company’s reportable segments are based on its method of internal reporting, which is based on product category. The Company has one reportable segment – Packaging. In addition, the Company’s holdings and operations outside the United States are nominal. Therefore, no additional segment information is provided herein.

             Goodwill Accounting: SFAS No. 142, “Goodwill and Other Intangible Assets,” became effective on January 1, 2002 for the Company. This statement establishes new accounting and reporting standards that, among other things, eliminate amortization of goodwill and certain intangible assets with indefinite useful lives. The Company does not have any intangible assets with indefinite useful lives; however, as required by the new standard, the Company’s goodwill will be evaluated annually, or whenever a triggering event takes place, for impairment using a fair-value based approach and, if there is impairment, the carrying amount of goodwill will be written down to its implied fair value. Management re-evaluated the Company’s goodwill for impairment upon signing the merger agreement discussed in Note 5 below. Management determined that the Company’s goodwill is not impaired.

             Effective January 1, 2002, the Company assigned the carrying value of its goodwill, totaling $560 million, to one reporting unit. Management completed the transitional impairment testing of the Company’s goodwill and determined that the Company’s goodwill was impaired by $180 million at January 1, 2002. The fair value of the Company was derived using the discounted cash flow valuation method. The transitional impairment loss is reflected as a cumulative effect of change in accounting principle in the accompanying statement of operations. Future impairments of goodwill, if any, will be charged to operating income in the period in which the impairment arises.

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

             Stock-Based Compensation: The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for stock options or the employee stock purchase plan as all options were granted at the market price. If the Company had elected to recognize compensation cost based on the fair value of the stock options at grant date as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation,” pre-tax compensation expense of $1.3 million and $0.4 million would have been recorded for the quarterly periods ended March 31, 2003 and 2002, respectively. Net loss attributable to common shareholders and loss per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,

	2003	2002

	(in thousands, except per share data)
Net loss attributable to common shareholders, as reported	$(2,543)	$(187,171)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(767)	(244)

Pro forma net loss attributable to common shareholders	$(3,310)	$(187,415)

Loss per share—basic and diluted:
As reported	$(0.08)	$(5.79)
Pro forma	$(0.10)	$(5.79)

Note 2. Loss on Early Extinguishment of Debt

             It is the Company’s policy to implement all new accounting pronouncements as they are issued and become effective for the Company. During the first quarter of 2003, one new accounting pronouncement was adopted.

             In connection with its first quarter 2002 refinancing transactions, the Company incurred a non-cash charge in 2002 to write off its remaining unamortized debt issuance costs associated with the refinanced debt of $15.8 million, pretax, which was reflected as an extraordinary loss in the 2002 statement of operations. The FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” in April 2002. SFAS No. 145 includes, among other things, the rescission of SFAS No. 4, which required that gains and losses from early extinguishment of debt be classified as an extraordinary item, net of related income tax effects. Under the new guidance of SFAS No. 145, losses from early extinguishment of debt are classified as extraordinary items only when the losses are considered unusual in nature and infrequent in occurrence. SFAS No. 145 was effective for the Company on January 1, 2003, at which time the Company reclassified its first quarter 2002 loss on early extinguishment of debt ($.30 per share) as a non-extraordinary item.

Note 3. Acquisition of J.D. Cahill Co.

             On March 6, 2003, the Company acquired the business of J.D. Cahill Co., Inc. in an asset acquisition for approximately $20.0 million, consisting of approximately $18.1 million in cash and assumption of approximately $1.9 million of liabilities. The assets acquired and liabilities assumed, which consisted of inventories, fixed assets, intangible assets and accounts payable, were valued at approximately $7.9 million, resulting in goodwill of $12.1 million. The change in the carrying amount of the Company’s goodwill during the first quarter of 2003 relates entirely to the Cahill acquisition. Consolidated operating results for the first quarter of 2003 include the results of Cahill beginning March 6, 2003. Among other expected benefits, the Company expects to avoid approximately $10 million of future capital spending as a result of this acquisition.

Note 4. New Accounting Pronouncement

             Financial Accounting Standards Board Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities,” was issued in January 2003. FIN No. 46 defines a variable interest entity as a legal entity in which, among other things, the equity investments at risk are not sufficient to finance the operating and closing activities of the entity without additional subordinated financial support from the entity’s investors. The Company is a partner in the Kalamazoo Valley Group (KVG) Partnership, which qualifies as a variable interest entity, as defined by FIN No. 46. KVG is a partnership formed to develop and operate a landfill for the partners’ disposal of paper residuals from their respective paperboard mills. KVG borrowed $1.5 million for the construction of the landfill, of which approximately $400 thousand remains unpaid at March 31, 2003. The partners contribute capital annually to meet the partnership’s operating losses. The Company’s annual contribution for the past two years has been approximately $200 thousand. The landfill has been in operation since December 1997; however, since 2000, two of the other partners have closed their paperboard mills and one minority partner was permitted to withdraw by the bankruptcy court. The Company is evaluating its alternatives and liabilities under the partnership agreement and related note, while continuing to use the landfill. However, if the partnership were to close the landfill, the Company’s share of estimated closing costs, perpetual care obligations and debt repayment would approximate $2.5 million under the terms of the partnership agreement. The Company accounts for its interest in KVG using the equity method. The investment balance at March 31, 2003 was $14 thousand. Management is also evaluating its accounting method in light of the new requirements under FIN No. 46, and may conclude that its interest in KVG should be consolidated into the Company’s accounts. FIN No. 46 is effective for the Company’s 2003 third quarter.

Note 5. Proposed Merger with Riverwood

             On March 25, 2003, GPIC entered into a merger agreement with Riverwood Holding, Inc. to effect a stock-for-stock merger with Riverwood. Riverwood will be the accounting acquiror of GPIC and will survive as the new public company listed on the New York Stock Exchange. The new company will take the name Graphic Packaging Corporation. Prior to the merger, Riverwood will complete a 15.21 to 1 stock split of its common stock. GPIC shareholders are expected to receive one share of Riverwood common stock for each share of GPIC common stock they hold. As a condition to closing the merger, the Grover C. Coors Trust will convert its preferred shares into 48,484,848 shares of common stock. Assuming the conversion occurs on July 1, 2003, Riverwood will pay the Grover C. Coors Trust an estimated $19.7 million as consideration for early conversion of the preferred stock. Immediately after the merger, GPIC shareholders will own approximately 42.5% and Riverwood shareholders will own approximately 57.5% of the combined company on a fully diluted basis.

             On May 12, 2003, the thirty-day waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR) expired. Accordingly, the condition to the merger requiring the expiration or termination of the HSR waiting period has been satisfied. In addition to this and other conditions to the merger, the merger must be approved by two-thirds of the combined voting power of GPIC common stock and two thirds of the preferred stock voting as a separate class. The Coors family shareholders, who collectively own approximately 65.1% of the combined voting power of the Company, have signed a voting agreement with Riverwood in which they have agreed to vote in favor of the merger. Another 0.6% of the combined voting power of the Company is owned by directors and executive officers who are also expected to vote in favor of the merger. Management is expecting the merger to be approved at a special meeting of the shareholders in the third quarter and that the merger will be consummated shortly thereafter.

             The combined company has commitment letters from a banking syndicate for financing totaling $1.6 billion at the time of merger. Management estimates that up to $1.3 billion will be drawn at the time of merger to repay existing bank debt and to pay transaction costs. The combined company may also refinance GPIC’s and Riverwood’s senior and senior subordinated notes in the principal amount of $850 million. Assuming the GPIC existing senior bank credit facility and the senior subordinated notes are refinanced, a loss on early extinguishment of debt will occur totaling approximately $17.5 million, consisting of $3.0 million of cash tender premium and $14.5 million of non-cash unamortized debt issuance costs.

             For the quarter ended March 31, 2003, the Company incurred approximately $2.3 million of merger related costs. Management expects to incur an estimated additional $10 million of transaction costs prior to closing for merger related investment banking, legal and accounting fees. For the quarter ended March 31, 2003, the Company also incurred approximately $400 thousand evaluating acquisitions that were not consummated.

             Relating to the proposed merger, Riverwood has filed a registration statement with the Securities and Exchange Commission which contains a proxy statement/prospectus that will be sent to GPIC shareholders once the registration statement is effective.

Note 6. Guarantees, Commitments and Contingencies

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

             On February 19, 2002, Chinyun Kim filed a putative class action claim in District Court, Jefferson County, Colorado against the Company and certain of its shareholders and directors alleging breach of fiduciary duty in connection with the issuance on August 15, 2000, of the Company’s Series B Preferred Stock to the Grover C. Coors Trust. The court dismissed plaintiff’s claims against the Company for breach of fiduciary duty while allowing the plaintiff to proceed against the named directors and shareholders, including certain Coors Family Trusts. Currently, discovery is being conducted. The plaintiffs have moved to certify as a class action. Defendants have opposed the certification of a class. The court has not yet ruled on (1) whether it will certify as a class and (2) if it does, what group of shareholders would constitute the class. The Company believes that the transaction was in the best interest of the Company and its shareholders. The Company intends to continue to provide a vigorous defense to this action.

             On April 2, 2003, two putative class action lawsuits were filed in District Court, Jefferson County, Colorado, against the Company, the Company’s directors and Riverwood Holding, Inc. relating to the proposed merger transaction between the Company and Riverwood pursuant to the Merger Agreement dated March 25, 2003 among the Company, Riverwood and Riverwood Acquisition Sub LLC. The complaints were filed by Robert F. Smith and Harold Lightweis, on behalf of themselves and all others similarly situated. Each of the two complaints alleges breach of fiduciary duties by the defendants to the Company’s public shareholders in connection with the proposed merger. The complaints seek an injunction against consummation of the merger, rescission of the merger if it is consummated, unspecified damages, costs and other relief permitted by law and equity. The Company believes that these lawsuits are without merit and intends to vigorously defend both cases.

             During its normal course of business, the Company has entered into certain indemnification agreements with directors and officers of the Company to the maximum extent permitted under the laws of the State of Colorado, which are insured under directors and officers liability policies.

             In connection with the sale of various businesses, the Company has periodically agreed to guarantee the collectibility of accounts receivable and indemnify purchasers for certain liabilities for a specified period of time. Such liabilities include, but are not limited to, environmental matters and the indemnification periods generally last for 2 to 15 years. At March 31, 2003, the Company has accrued approximately $3.0 million related to these guarantees and indemnifications.

             In connection with the resale of the aluminum business in 1999, the Company guaranteed accounts receivable owed by the former owner of these assets. After the resale, the former owner refused to pay the amount owed of $2.4 million. Pursuant to the terms of the resale agreement, the Company paid this amount and sued the former owner. The $2.4 million is reflected as a receivable on the Company’s balance sheet. The former owner counterclaimed for an additional $11.0 million for certain spare parts and the Company claimed an additional $14.3 million in overpayment for raw materials to run the business prior to resale. The parties have filed motions for summary judgment. The Company does not believe that the result of this litigation will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Note 7. Related Party Supply Agreement

             On December 28, 1992, the Company was spun off from Adolph Coors Company (ACCo) and since that time ACCo has had no ownership interest in the Company. However, certain Coors family trusts have significant interests in both GPIC and ACCo. The Company has also entered into various business arrangements with the Coors family trusts and related entities from time-to-time since the spin-off. The Company’s policy is to negotiate market prices and competitive terms with all parties, including related parties.

             The Company originated as the packaging division of Coors Brewing Company, a subsidiary of ACCo. At the time of spin-off from ACCo the Company entered into an agreement with Coors Brewing to continue to supply their packaging needs. The initial agreement had a stated term of five years and has resulted in substantial revenues for GPIC. The Company continues to sell packaging products to Coors Brewing. Coors Brewing accounted for approximately 9% and 10% of the Company’s consolidated gross sales in the first quarter of 2003 and 2002, respectively. The loss of Coors Brewing as a customer in the foreseeable future could have a material effect on the Company’s results of operations. In the first quarter of 2003, the Company executed a new supply agreement, effective April 1, 2003, with Coors Brewing that will not expire until December 31, 2006.

Note 8. Shareholders’ Rights Plan

             On June 1, 2000, the Company effected a dividend distribution of shareholder rights (the Rights) that carry certain conversion rights in the event of a significant change in beneficial ownership of the Company. One right is attached to each share of the Company’s common stock outstanding and is not detachable until such time as beneficial ownership of 15% or more of the Company’s outstanding common stock has occurred (a Triggering Event) by a person or group of affiliated or associated persons (an Acquiring Person). Each Right entitles each registered holder (excluding the Acquiring Person) to purchase from the Company one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, at a purchase price of $42.00. Registered holders receive shares of the Company’s common stock valued at twice the exercise price of the Right upon exercise. Upon a Triggering Event, the Company is entitled to exchange one share of the company’s common stock for each right outstanding or to redeem the Rights at the price of $.001 pre Right. The Rights will expire on June 1, 2010.

              In connection with the proposed merger, the Company and the rights agent amended the terms of the rights agreement so that the execution and delivery of the merger agreement and voting agreement and the consummation of the transactions contemplated by the merger agreement will not constitute a triggering event. This means that holders of the Company’s common stock will not obtain the detachable rights in connection with the proposed merger.

Note 9. Supplemental Information

             Graphic Packaging Corporation (GPC), a wholly-owned subsidiary of GPIC, issued $300 million of senior subordinated notes on February 28, 2002. The senior subordinated notes are jointly and severally as well as fully and unconditionally guaranteed by GPIC and its other domestic subsidiaries. The Company’s foreign subsidiaries and a real estate development partnership do not guarantee the senior subordinated notes.

             The accompanying supplemental financial information presents condensed consolidating financial statements of (a) Graphic Packaging Corporation (the Issuer); (b) Graphic Packaging International Corporation (the Parent); (c) the guarantor subsidiaries; (d) the nonguarantor subsidiaries; and (e) the Company on a consolidated basis.

             GPC and GPIC were co-borrowers under the Company’s senior bank debt and subordinated debt agreements in effect prior to the refinancing transactions on February 28, 2002. Interest expense under these borrowing agreements was recorded by GPC. In addition, GPC incurred $2.5 million of quarterly interest expense in the three months ended March 31, 2003 and 2002, pursuant to a $100 million intercompany loan from GPIC.

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

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2003
(in thousands)

			Guarantor	Nonguarantor		Consolidated
	Issuer	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$259,324	$—	$—	$1,559	$—	$260,883
Cost of goods sold	230,589	—	—	1,585	—	232,174

Gross profit	28,735	—	—	(26)	—	28,709
Selling, general and administrative expense	19,366	—	—	—	—	19,366
Equity in loss of subsidiaries	52	1,545	27	—	(1,624)	—

Operating income (loss)	9,317	(1,545)	(27)	(26)	1,624	9,343
Interest (expense) income	(11,898)	2,500	6	(24)	—	(9,416)

Income (loss) before taxes	(2,581)	955	(21)	(50)	1,624	(73)
Income tax (expense) benefit	1,058	(392)	9	21	(666)	30

Net income (loss)	(1,523)	563	(12)	(29)	958	(43)
Preferred stock dividends declared	—	(2,500)	—	—	—	(2,500)

Net loss attributable to common shareholders	$(1,523)	$(1,937)	$(12)	$(29)	$958	$(2,543)

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2002
(in thousands)

			Guarantor	Nonguarantor		Consolidated
	Issuer	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$262,352	$—	$—	$1,372	$—	$263,724
Cost of goods sold	228,119	—	—	1,313	—	229,432

Gross profit	34,233	—	—	59	—	34,292
Selling, general and administrative expense	14,864	—	—	23	—	14,887
Equity in (earnings) loss of subsidiaries	(19)	6,231	(58)	—	(6,154)	—

Operating income (loss)	19,388	(6,231)	58	36	6,154	19,405
Interest (expense) income	(13,777)	2,500	—	(19)	—	(11,296)
Loss on early extinguishment of debt	(15,766)	—	—	—	—	(15,766)

Income (loss) before taxes and cumulative effect of change in accounting principle	(10,155)	(3,731)	58	17	6,154	(7,657)
Income tax (expense) benefit	3,970	1,446	(50)	21	(2,401)	2,986

Income (loss) before cumulative effect of change in accounting principle	(6,185)	(2,285)	8	38	3,753	(4,671)
Cumulative effect of change in goodwill accounting, net of tax of $0	(180,000)	—	—	—	—	(180,000)

Net income (loss)	(186,185)	(2,285)	8	38	3,753	(184,671)
Preferred stock dividends declared	—	(2,500)	—	—	—	(2,500)

Net income (loss) attributable to common shareholders	$(186,185)	$(4,785)	$8	$38	$3,753	$(187,171)

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
At March 31, 2003
(in thousands)

			Guarantor	Nonguarantor		Consolidated
	Issuer	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets
Cash and cash equivalents	$1,806	$—	$—	$3,222	$—	$5,028
Accounts receivable, net	71,034	2,437	—	597	—	74,068
Inventories	98,551	—	—	483	—	99,034
Other assets	21,234	—	—	24,064	(23,970)	21,328

Total current assets	192,625	2,437	—	28,366	(23,970)	199,458
Properties, net	397,056	—	—	8,647	—	405,703
Goodwill, net	391,803	—	—	—	—	391,803
Other assets	28,504	555,020	6,501	18,393	(579,854)	28,564

Total assets	$1,009,988	$557,457	$6,501	$55,406	$(603,824)	$1,025,528

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$2,137	$—	$—	$1,456	$—	$3,593
Accounts payable	88,144	—	—	1,006	—	89,150
Interest payable	4,626	—	—	—	—	4,626
Other current liabilities	49,319	24,131	2,537	483	(23,970)	52,500

Total current liabilities	144,226	24,131	2,537	2,945	(23,970)	149,869
Long-term debt	481,554	—	—	235,585	(233,281)	483,858
Other long-term liabilities	188,222	1,845	—	—	(103,853)	86,214

Total liabilities	814,002	25,976	2,537	238,530	(361,104)	719,941
Shareholders’ equity:
Preferred stock	—	100,000	—	—	—	100,000
Common stock	—	337	1,829	1,540	(3,369)	337
Paid-in capital	419,101	185,594	241,405	(182,486)	(251,180)	412,434
Retained earnings (deficit)	(196,224)	245,550	(239,270)	(1,140)	11,829	(179,255)
Accumulated other comprehensive income (loss)	(26,891)	—	—	(1,038)	—	(27,929)

Total shareholders’ equity	195,986	531,481	3,964	(183,124)	(242,720)	305,587

Total liabilities and shareholders’ equity	$1,009,988	$557,457	$6,501	$55,406	$(603,824)	$1,025,528

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
At December 31, 2002
(in thousands)

			Guarantor	Nonguarantor		Consolidated
	Issuer	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets
Cash and cash equivalents	$25,565	$—	$—	$3,061	$—	$28,626
Accounts receivable, net	60,231	2,437	—	878	—	63,546
Inventories	86,740	—	—	503	—	87,243
Other assets	21,609	—	1	24,046	(23,970)	21,686

Total current assets	194,145	2,437	1	28,488	(23,970)	201,101
Properties, net	401,889	—	—	8,703	—	410,592
Goodwill, net	379,696	—	—	—	—	379,696
Other assets	29,781	561,410	6,880	18,393	(586,987)	29,477

Total assets	$1,005,511	$563,847	$6,881	$55,584	$(610,957)	$1,020,866

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,976	$—	$—	$1,456	$—	$3,432
Accounts payable	81,519	24	—	563	—	82,106
Interest payable	11,117	—	—	—	—	11,117
Other current liabilities	55,426	23,691	2,536	651	(23,970)	58,334

Total current liabilities	150,038	23,715	2,536	2,670	(23,970)	154,989
Long-term debt	472,798	—	—	235,383	(233,282)	474,899
Other long-term liabilities	185,968	1,826	—	—	(103,854)	83,940

Total liabilities	808,804	25,541	2,536	238,053	(361,106)	713,828
Shareholders’ equity:
Preferred stock	—	100,000	—	—	—	100,000
Common stock	—	335	1,829	1,540	(3,369)	335
Paid-in capital	418,299	192,984	241,774	(182,077)	(257,353)	413,627
Retained earnings (deficit)	(194,701)	244,987	(239,258)	(1,111)	10,871	(179,212)
Accumulated other comprehensive income (loss)	(26,891)	—	—	(821)	—	(27,712)

Total shareholders’ equity	196,707	538,306	4,345	(182,469)	(249,851)	307,038

Total liabilities and shareholders’ equity	$1,005,511	$563,847	$6,881	$55,584	$(610,957)	$1,020,866

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2003
(in thousands)

			Guarantor	Nonguarantor		Consolidated
	Issuer	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided by (used in) operating activities	$(10,247)	$2,433	$—	$161	$—	$(7,653)

Cash flows from investing activities:
Capital expenditures	(4,540)	—	—	—	—	(4,540)
Acquisition of J.D. Cahill Co. assets	(18,088)	—	—	—	—	(18,088)

Net cash used in investing activities	(22,628)	—	—	—	—	(22,628)

Cash flows from financing activities:
Proceeds from borrowings	53,906	—	—	—	—	53,906
Repayment of debt	(44,786)	—	—	—	—	(44,786)
Preferred stock dividends paid	—	(2,500)	—	—	—	(2,500)
Common stock issuance and other	63	67	—	—	—	63

Net cash used in financing activities	9,116	(2,433)	—	—	—	6,683
Cash and cash equivalents:
Net increase (decrease)	(23,759)	—	—	161	—	(23,598)
Balance at beginning of period	25,565	—	—	3,061	—	28,626

Balance at end of period	$1,806	$—	$—	$3,222	$—	$5,028

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2002
(in thousands)

			Guarantor	Nonguarantor		Consolidated
	Issuer	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided by operating activities	$13,160	$1,451	$—	$54	$—	$14,665

Cash flows from investing activities:
Capital expenditures	(7,200)	—	—	—	—	(7,200)

Cash flows from financing activities:
Proceeds from borrowings	588,400	—	—	—	—	588,400
Repayment of debt	(579,799)	—	—	—	—	(579,799)
Payment of debt issuance costs	(15,133)	—	—	—	—	(15,133)
Preferred stock dividends paid	—	(2,500)	—	—	—	(2,500)
Common stock issuance and other	—	73	—	—	—	73

Net cash used in financing activities	(6,532)	(2,427)	—	—	—	(8,959)
Cash and cash equivalents:
Net increase (decrease)	(572)	(976)	—	54	—	(1,494)
Balance at beginning of period	1,145	976	—	4,645	—	6,766

Balance at end of period	$573	$—	$—	$4,699	$—	$5,272

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

     As discussed below, we recently announced our intention to merge with Riverwood Holding, Inc. (Riverwood) later in 2003. Riverwood is an integrated provider of paperboard packaging solutions to multinational beverage and consumer products companies.

Segment Information

     Our reportable segments are based on our method of internal reporting, which is based on product category. Since 1999, we have operated principally in the United States and in only one reportable segment.

Factors That Impact Our Business

     Sales. We sell our products primarily to major consumer product manufacturers in traditionally non-cyclical industries, such as food and beverage providers. Sales are driven primarily by consumer buying habits in the markets our customers serve. Recent economic conditions in the United States have had a significant impact on consumer buying even in non-cyclical industries. New product introductions and promotional activity by our customers, and our introduction of innovative packaging solutions, also impact our sales.

     Our products are used in the following end-use markets:

•	food - cereal; desserts; frozen and microwave foods; pet foods; prepared foods; snacks; and food service products;

•	household products - dishwasher and laundry detergent; sporting goods; healthcare; and tissues and papers;

•	beverage - bottle and can carriers and cases; and

•	tobacco - fliptop boxes and cartons.

     We market our products directly to our customers through a relatively small internal sales force. Our top 20 customers represent approximately 80% of our gross sales in the first quarter of 2003. Our competition includes other large national folding carton companies, as well as numerous smaller regional companies. Our primary competitors include: Caraustar Industries, Inc., Field Container Company, L.P., Gulf States Paper Corporation, MeadWestvaco, Rock-Tenn Company and Smurfit-Stone Container Corporation. We work to maintain our market share through efficiency, innovation and strategic sourcing to our customers.

     In addition, we believe that we have the opportunity to expand the folding carton market by developing new products that can replace other types of packaging. Our research and development organization is closely involved with our customers in the development of new packaging alternatives.

     Cost of Goods Sold. Our costs of goods sold consist primarily of recycled paper fiber, purchased paperboard, paper, aluminum foil, ink, plastic films, resins and labor, which are all variable cost components. Energy is also a component of our costs, particularly for our Kalamazoo, Michigan recycled paperboard mill, where energy represents approximately 13% of cost of goods sold. Consolidated variable costs are estimated to be 78% and fixed costs to be 22% of total cost of goods sold.

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

Results of Operations

     Net sales for the three months ended March 31, 2003 were $260.9 million, a decrease of $2.8 million or 1%, compared to the first quarter of 2002. Net sales for the three months ended March 31, 2002 were $263.7 million, a decrease of $24.7 million, or 8.6%, compared to the first quarter of 2001. Although sales were stronger toward the end of March 2003, we do see a continued weakness in our sales, reflecting the general economic conditions in the United States since the third quarter of 2001. In addition, we continue to experience price pressure and lower promotional business from our customers as they face similar economic pressures. Net sales relating to the J.D. Cahill Co. acquisition from the March 6, 2003 date of acquisition through March 31, 2003 were approximately $1.5 million.

     Gross profit, as a percentage of net sales, declined to 11% for the first quarter of 2003, compared to 13% in the first quarter of 2002. Lower sales volumes, price pressure, and product mix contributed to the lower margins in 2003. Product mix issues in the first quarter of 2003 included costs such as scrap and learning curve inefficiencies associated with the introduction of new business.

     Selling, general and administrative expenses were 6.4% of net sales in the first quarter of 2003, compared to 5.6% for the three months ended March 31, 2002. The year-on-year increase is primarily attributed to additional depreciation and other expenses associated with the information systems that have been placed in service.

     Our merger and acquisition activities in the first quarter of 2003 resulted in related expenses totaling $2.7 million, which are non-recurring to our business and separately presented in our statement of operations. We anticipate that our total merger and acquisition expenses, including costs related to the Riverwood merger will total approximately $13 million in 2003.

     Interest expense decreased $1.9 million or 17% in the first quarter of 2003, compared to the first quarter of 2002. The decrease is due to lower interest rates and the absence of unfavorable interest swap agreements that were in place during the first quarter of 2002.

     The effective tax rate for the first quarter of 2003 was approximately 41%. The effective tax rate throughout 2002 was 39%. The increase was due primarily to higher state income taxes. The effective tax rate could increase in the future due to merger-related costs that we expect will be nondeductible upon consummation of the Riverwood merger.

New Accounting Pronouncements

     Financial Accounting Standards Board Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities,” was issued in January 2003. FIN No. 46 defines a variable interest entity as a legal entity in which, among other things, the equity investments at risk are not sufficient to finance the operating and closing activities of the entity without additional subordinated financial support from the entity’s investors. We are a partner in the Kalamazoo Valley Group (KVG) Partnership, which qualifies as a variable interest entity, as defined by FIN No. 46. KVG is a partnership formed to develop and operate a landfill for the partners’ disposal of paper residuals from their respective paperboard mills. KVG borrowed $1.5 million for the construction of the landfill, of which approximately $400 thousand remains unpaid at March 31, 2003. The partners contribute capital annually to meet the partnership’s operating losses. Our annual contribution for the past two years has been approximately $200 thousand. The landfill has been in operation since December 1997; however, since 2000, two of the other partners have closed their paperboard mills and one minority partner was permitted to withdraw by the bankruptcy court. We are evaluating our alternatives and liabilities under the partnership agreement and related note, while continuing to use the landfill. However, if the partnership were to close the landfill, our share of estimated closing costs, perpetual care obligations and debt repayment would approximate $2.5 million under the terms of the partnership agreement. We account for our interest in KVG using the equity method. The investment balance at March 31, 2003 was $14 thousand. Management is also evaluating its accounting method in light of the new requirements under FIN No. 46, and may conclude that its interest in KVG should be consolidated into our accounts. FIN No. 46 is effective for our 2003 third quarter.

Related Party Transaction

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

     Our company originated as the packaging division of the Coors Brewing Company, a subsidiary of ACCo. At the time of spin-off from ACCo, we entered into an agreement with Coors Brewing to continue to supply their packaging needs. The initial agreements had a stated term of five years and have resulted in substantial revenues for us. We continue to sell packaging products to Coors Brewing. Coors Brewing accounted for approximately 9% and 10% of our consolidated gross sales in the first quarter of 2003 and 2002, respectively. The loss of Coors Brewing as a customer in the foreseeable future could have a material effect on our results of operations. In the first quarter of 2003, we executed a new supply agreement, effective April 1, 2003, with Coors Brewing that will not expire until December 31, 2006.

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

     We used the net proceeds from the Refinancing Transactions to repay our then existing bank debt, to repurchase our then existing $50.0 million of subordinated notes at par, and to pay related interest, fees and expenses. In connection with the Refinancing Transactions, we incurred a non-cash charge to write off our then remaining unamortized debt issuance costs from the refinanced debt. These costs were $15.8 million before taxes at February 28, 2002.

     In connection with the Riverwood merger, a change of control will occur as defined in the $300.0 million senior subordinated bond indenture. Under the terms of the indenture, the change of control requires us to commence an offer to purchase all of the senior subordinated notes at 101% of the principal amount outstanding. As discussed below, we currently expect our bondholders to accept this offer and therefore, to refinance our $300.0 million of senior subordinated notes as part of the merger. Assuming this occurs, we will be required to pay the 1% redemption premium on all senior subordinated notes outstanding at the time.

     In the event the Riverwood merger is not consummated, we intend to fund future working capital needs, capital expenditures, preferred stock dividends and acquisitions through cash flow generated from operations and borrowings under our senior bank credit facility. GPC is the borrower under the senior bank credit facility and the senior subordinated notes, and GPIC has guaranteed the loans. The senior bank credit facility consists of a $275.0 million, five-year revolving credit facility, or the Revolver, and a $175.0 million, seven-year term loan, or the Term Loan. The Revolver bears interest at LIBOR plus a spread tied to our leverage, with a single principal payment due at maturity. At May 1, 2003, the Revolver’s interest rate was 3.32%. The Term Loan bears interest at LIBOR plus 275 basis points, with principal amortization of 1% a year and the balance due at maturity. At May 1, 2003, the Term Loan’s interest rate was 4.07%. The facilities must also be prepaid with an annual cash flow recapture calculation, and with certain proceeds from asset sales, and debt or equity offerings. The senior bank credit facility is secured with first priority liens on all of GPIC’s, GPC’s and our domestic subsidiaries’ material assets. The facility limits our ability to pay dividends other than permitted dividends on the preferred stock, and imposes limitations on the incurrence of additional debt, acquisitions, capital expenditures, repurchase of Company stock and the sale of assets.

             Our borrowings consist of the following (in thousands):

	March 31,	December 31,
	2003	2002

Seven-year term loan due 2009 (variable interest rate at 4.06%)	$172,813	$173,250
Five-year revolving credit facility due 2007 (variable interest rate at 4.69%)	9,400	—
8-5/8% Senior subordinated notes due 2012	300,000	300,000
Various notes payable(1)	5,238	5,081

Total	487,451	478,331
Less current maturities	3,593	3,432

Long-term maturities	$483,858	$478,899

(1)	The notes bear interest at rates ranging from 4.00% to 13.06% and mature from 2003 through 2008.

              At March 31, 2003, our maturities of long-term debt are as follows (in thousands):

2003	$3,593
2004	2,099
2005	2,065
2006	4,224
2007	1,920
Thereafter	473,550

$487,451

             We maintain an interest rate risk-management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in interest rates. Our specific goals are to (1) manage interest rate sensitivity by modifying the re-pricing or maturity characteristics of some of our debt and (2) lower (where possible) the cost of our borrowed funds. In accordance with the terms of our then existing credit agreement and our interest rate risk-management strategy, we had contracts in place at December 31, 2001 to hedge the interest rates on our variable rate borrowings in the form of swap agreements on $225.0 million of borrowings and cap agreements on $350.0 million of borrowings. The swap agreements locked in an average LIBOR rate of 6.5%. $150.0 million of the caps provided upside protection to us if LIBOR moved above 6.75%, and $200.0 million of the caps provided upside protection to us if LIBOR moved above 8.13%. The hedging instruments expired in 2002 and were not replaced, principally because a significant portion of our refinanced debt carries a fixed rate.

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

             We currently expect that cash flows from operations and borrowings under our credit facility will be adequate to meet our needs for working capital, post-retirement obligations, temporary financing for capital expenditures and debt repayments for the foreseeable future. Our working capital position (including current maturities of long term debt) at March 31, 2003 was $49.6 million. We had $9.4 million borrowed against our revolver at March 31, 2003, with $256.3 million of availability under our $275.0 million facility, due to $9.3 million of letters of credit outstanding. Our letters of credit are used as security against our self-insurance obligations and an outstanding note payable.

     During 2002 and 2003, we funded our capital requirements with net cash from operations and borrowings under our revolving credit facility. We expect our capital expenditures for 2003 to be approximately $42 million for planned capital expenditures for upgrades and replacements of equipment and systems as a result of ordinary business operations. We also plan to expand certain existing equipment and facilities in order to meet expected capacity needs.

Pension Plan Assumptions

             We contributed $6.5 million, $2.3 million and $1.4 million to our defined benefit retirement plan in 2002, 2001 and 2000, respectively. Although no contributions were made to the pension plan in the first quarter of 2003, we expect to contribute $10.0 million to the plan in 2003.

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

Proposed Merger with Riverwood

             On March 25, 2003, we entered into a merger agreement with Riverwood Holding, Inc. to effect a stock-for-stock merger with Riverwood. Riverwood will be the accounting acquiror of GPIC and will survive as the new public company listed on the New York Stock Exchange. The new company will take the name Graphic Packaging Corporation. Prior to the merger, Riverwood will complete a 15.21 to 1 stock split of its common stock. GPIC shareholders are expected to receive one share of Riverwood common stock for each share of GPIC common stock they hold. As a condition to closing the merger, the Grover C. Coors Trust will convert its preferred shares into 48,484,848 shares of common stock. Assuming the conversion occurs on July 1, 2003, Riverwood will pay the Grover C. Coors Trust an estimated $19.7 million as consideration for early conversion of the preferred stock. Immediately after the merger, GPIC shareholders will own approximately 42.5% and Riverwood shareholders will own approximately 57.5% of the combined company on a fully diluted basis.

             On May 12, 2003, the thirty-day waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR) expired. Accordingly, the condition to the merger requiring the expiration or termination of the HSR waiting period has been satisfied. In addition to this and other conditions to the merger, the merger must be approved by two-thirds of the combined voting power of GPIC common stock and two-thirds of the preferred stock voting as a separate class. The Coors family shareholders, who collectively own approximately 65.1% of the combined voting power of the Company, have signed a voting agreement with Riverwood in which they have agreed to vote in favor of the merger. Another 0.6% of the combined voting power of the Company is owned by directors and executive officers who are also expected to vote in favor of the merger. We are expecting the merger to be approved at a special meeting of the shareholders in the third quarter and that the merger will be consummated shortly thereafter.

             The combined company has commitment letters from a banking syndicate for financing totaling $1.6 billion at the time of merger. We estimate that up to $1.3 billion will be drawn at the time of merger to repay existing bank debt and to pay transaction costs. We may also refinance GPIC’s and Riverwood’s senior and senior subordinated notes in the principal amount of $850 million. Assuming the GPIC existing senior bank credit facility and the senior subordinated notes are refinanced, a loss on early extinguishment of debt will occur totaling approximately $17.5 million, consisting of $3.0 million of cash tender premiums and $14.5 million of non-cash unamortized debt issuance costs.

             For the quarter ended March 31, 2003, we incurred approximately $2.3 million of merger related costs. We expect to incur an estimated additional $10 million of transaction costs prior to closing for merger related investment, banking and legal and accounting costs. For the quarter ended March 31, 2003, we also incurred approximately $400 thousand evaluating acquisitions that were not consummated.

             Relating to the proposed merger, Riverwood has filed a registration statement with the Securities and Exchange Commission which contains a proxy statement/prospectus that will be sent to GPIC shareholders once the registration statement is effective.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

             As of May 1, 2003, the Company’s capital structure includes $208.8 million that bears interest based upon an underlying rate that fluctuates with short-term interest rates, specifically LIBOR. As of May 1, 2002, the Company’s capital structure included $214.6 million of debt bearing variable interest under the same terms. During the first quarter of 2002, the Company had interest rate swap agreements that locked LIBOR at 5.94% on $65 million of borrowings and 6.98% on $125 million of its borrowings in the first quarter of 2002. In addition, the Company had interest rate contracts that capped the LIBOR interest rate at 8.13% on $200 million of borrowings and 6.75% for $150 million of borrowings in the first quarter of 2002. These contracts all expired during 2002 and none were outstanding during the first quarter of 2003. With the Company’s interest rate protection contracts in place last year, a 1% rise in interest rates would have impacted annual pre-tax results by approximately $0.3 million. Currently, a 1% rise in interest rates would impact the Company’s annual pre-tax results by approximately $2.1 million.

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

Factors That May Affect Future Results

             Certain statements in this document constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, a) we are dependent on key customers and strategic relationships, and the loss of key customers or these relationships could adversely affect our business, financial condition and results of operations; b) we face intense competition and, if we are unable to compete successfully against other manufacturers of folding cartons, we could lose customers and/or market share and our revenues may decline; c) sales might be lower than expected due to the economy, lower prices, loss of business and customer inventory adjustments; d) market share estimations are based on third-party information that may be or become obsolete or inaccurate; e) we have made acquisitions, which entails certain risks, and may do so again in the future, and we cannot guarantee that we will realize the expected benefits from future acquisitions or that our existing operations will not be harmed as a result of any such acquisitions; f) price fluctuations in raw materials and energy costs could adversely affect our manufacturing costs and ability to obtain the materials we need to manufacture our products; g) we may not be able to adequately protect our intellectual property and proprietary rights, which could harm our future success and competitive position; h) new products in development may not become commercially viable and anticipated new orders may not materialize; i) we are subject to environmental laws and other governmental regulations, and costs related to compliance with, or any liability for failure to comply with, existing or future laws and regulations could adversely affect our business, financial condition and results of operations; j) we may encounter difficulties in our restructuring and reorganization efforts, which could prevent us from accommodating our existing business and capturing new business; k) capital expenditures might be higher than planned due to unexpected requirements or opportunities; l) various Coors family trusts own a significant interest in us and may exercise their control in a manner detrimental to our other investors’ interests; m) terrorist attacks, such as those that occurred on September 11, 2001, and acts of bioterrorism have contributed to economic instability in the United States and further acts of terrorism, bioterrorism, violence or war could affect the markets in which we operate, our business operations, our expectations and other forward-looking statements contained in this document; n) we may be subject to losses that might not be covered in whole or in part by existing insurance coverage, and these uninsured losses could adversely affect our business, financial condition and results of operations; o) selling, general and administrative costs might increase based on adding more staff and programs (including costs to meet increasing corporate compliance requirements), and general cost increases; p) we may be exposed to higher than predicted interest rates on our debt and on any new debt we might incur; q) if we are unable to meet the financial covenants on our debt, we could be subject to higher interest rates or possible default (which could lead to our insolvency); r) we may not be able to maintain our effective tax rate due to the current and future tax laws, our ability to identify and use our tax credits and other factors; s) purchase savings initiatives, and cost reduction and efficiency programs, such as Six Sigma, might not realize significant future benefits; t) we might not be able to maintain our position as one of the lowest cost producers due to competitors more effectively reducing their costs and improving efficiencies; u) capital expenditures may be more or less than projected and may not be adequate to cover all possible business requirements; v) the company’s ability to generate cash flow may differ from past performance and the cash that is generated may not be used to reduce debt; w) the merger with Riverwood Holding may not result in a new leader in the paperboard industry or improved financial strengths or growth opportunities due to market conditions, customer response to the merger, integration issues, and similar issues; and x) the merger with Riverwood Holding may not be completed if shareholders of GPIC fail to approve the transaction, the merger fails to meet regulatory requirements, or failure to meet other conditions detailed in the merger agreement. Investors are encouraged to read the proxy statement when it becomes available.

             These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2002. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments necessary to summarize fairly the Company’s financial position and results of operations. Except for certain reclassifications made to consistently report the information contained in the financial statements, all adjustments made to the interim financial statements presented are of a normal recurring nature. The results of operations for the first quarter ended March 31, 2003, may not be indicative of results that may be expected for the year ending December 31, 2003.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      On February 19, 2002, Chinyun Kim filed a putative class action in District Court, Jefferson County, Colorado against the Company and certain of its shareholders and directors alleging breach of fiduciary duty in connection with the issuance on August 15, 2000, of the Company's Series B Preferred Stock to the Grover C. Coors Trust. The court dismissed plaintiff's claims against the Company for breach of fiduciary duty while allowing the plaintiff to proceed against the named directors and shareholder's, including certain Coors Family Trusts. Currently, discovery is being conducted. The plaintiffs have moved to certify as a class action. Defendants have opposed the certifications of a class. The court has not yet ruled on (1) whether it will certify a class and (2) if it does, what group of shareholders would constitute the class. The Company believes that the transaction was in the best interest of the Company and its shareholders. The Company intends to continue to provide a vigorous defense to this action.

             On April 2, 2003, two putative class action lawsuits were filed in District Court, Jefferson County, Colorado, against Graphic Packaging International Inc., the Company’s directors and Riverwood Holding, Inc. relating to the proposed merger transaction between the Company and Riverwood pursuant to the Merger Agreement dated March 25, 2003 among the Company, Riverwood and Riverwood Acquisition Sub LLC. The complaints were filed by Robert F. Smith and Harold Lightweis, on behalf of themselves and all others similarly situated. Each of the two Complaints alleges breach of fiduciary duties by the defendants to the Company’s public shareholders in connection with the proposed Merger. The Complaints seek an injunction against consummation of the Merger, rescission of the Merger if it is consummated, unspecified damages, costs and other relief permitted by law and equity. The Company believes that these lawsuits are without merit and intends to vigorously defend both cases.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit
Number	Document Description

2.1	Agreement and Plan of Merger dated as of March 25, 2003, by and among Graphic Packaging International Corporation, Riverwood Holding, Inc. and Riverwood Acquisition Sub LLC. (Incorporated by reference to Form 8-K filed on March 28, 2003)

10.0	First Amendment to Rights Agreement dated as of March 24, 2003 between the Company and Wells Fargo Bank Minnesota, N.A. (successor in interest to Norwest Bank Minnesota, N.A.), as Rights Agent. (Incorporated by reference to Form 8-K filed on March 28, 2003)

10.1	Form of Voting Agreement dated as of March 25, 2003 between Riverwood Holding, Inc. and the Family Stockholders. (Incorporated by reference to Form 8-K filed on March 28, 2003)

10.2	Third Amendment to Form of Employment Agreement Entered Into By and Between the Company and Jeffrey H. Coors dated as of March 25, 2003.

10.3	Third Amendment to Form of Employment Agreement Entered Into By and Between the Company and David Scheible dated as of March 25, 2003.

10.4	Third Amendment to Form of Employment Agreement Entered Into By and Between the Company and Don Sturdivant dated as of March 25, 2003.

10.5	Form of Affiliate Agreement for Affiliates of Graphic Packaging International Corporation. (Incorporated by reference to Form 8-K filed on March 28, 2003)

10.6	Graphic Packaging Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.1 to Form S-8 filed on September 17, 1993, file No. 33-68898)

10.6A	Second Amendment to the Graphic Packaging Employee Stock Purchase Plan as Amended and Restated November 14, 1995.

10.7	Graphic Packaging Equity Incentive Plan, as amended. (Incorporated by reference to Form 10-K filed on March 23, 2001)

10.7A	Second Amendment to the Graphic Packaging Equity Incentive Plan as Amended and Restated May 15, 2001.

10.8	Graphic Packaging Savings and Investment Plan A, as amended, and Graphic Packaging Savings and Investment Plan B, as amended. (Incorporated by reference to the Annual Report on Form 11-K, File No. 0-20704)

10.8A	Fourth Amendment to the Graphic Packaging Savings and Investment Plan as Amended and Restated January 1, 1997.

10.9	Graphic Packaging Executive Incentive Plan as Amended and Restated December 10, 2002.

10.10	Stockholders Agreement, dated as of March 25, 2003, by and among Riverwood Holding, Inc., the Family Stockholders named therein, Clayton Dubilier & Rice Fund V Limited Partnership and EXOR Group S.A. (Incorporated by reference to Form S-4 filed on May 2, 2003.)

10.11	Amendment No. 1 to Stockholders Agreement, dated as of April 29, 2003, by and among Riverwood Holding, Inc., the Family Stockholders named therein, Clayton Dubilier & Rice Fund V Limited Partnership and EXOR Group, S.A. (Incorporated by reference to Form S-4 filed on May 2, 2003.)

99.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Purchase and Sale Agreement by and between Graphic Packaging Corporation and Coors Brewing Company. (Incorporated by reference to Form 8-K/A filed on March 31, 2003) (Confidential treatment has been requested for portions of the Exhibit)

99.3	Joint press release issued by Graphic Packaging International Corporation and Riverwood Holding, Inc. on March 26, 2003 announcing execution of Merger Agreement. (Incorporated by reference to Form 8-K filed on March 28, 2003)

(b)	Reports on Form 8-K

On February 19, 2003, the Company filed a Current Report on Form 8-K disclosing its earnings for the fourth quarter of 2002 and the full year ended December 31, 2002. Conference call disclosures were also reported.

On March 25, 2003, the Company filed a Current Report on Form 8-K disclosing its agreement with Coors Brewing Company signed on March 21, 2003. A request for confidential treatment of certain sections of the agreement was submitted to the Securities and Exchange Commission.

On March 28, 2003, the Company filed a Current Report on Form 8-K disclosing an agreement signed March 25, 2003 announcing a proposed merger transaction with Riverwood Holding, Inc.

On March 31, 2003, the Company filed a Current Report on Form 8-K/A, revising the redactment of the agreement with Coors Brewing Company filed on March 25, 2003.

On April 16, 2003, the Company filed a Current Report on Form 8-K disclosing two putative class action lawsuits filed against the Company, its directors and Riverwood Holding, Inc. relating to the proposed merger transaction.

On May 5, 2003, the Company filed a Current Report on Form 8-K disclosing its earnings for the first quarter of 2003. Conference call disclosures were also reported.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 15, 2003	By	/s/ Luis E. Leon

Luis E. Leon (Chief Financial Officer)

Date:	May 15, 2003	By	/s/ John S. Norman

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

May 15, 2003

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

May 15, 2003

By /s/ Luis E. Leon Luis E. Leon Chief Financial Officer

Exhibit Index

Exhibit
Number	Document Description

2.1	Agreement and Plan of Merger dated as of March 25, 2003, by and among Graphic Packaging International Corporation, Riverwood Holding, Inc. and Riverwood Acquisition Sub LLC. (Incorporated by reference to Form 8-K filed on March 28, 2003)

10.0	First Amendment to Rights Agreement dated as of March 24, 2003 between the Company and Wells Fargo Bank Minnesota, N.A. (successor in interest to Norwest Bank Minnesota, N.A.), as Rights Agent. (Incorporated by reference to Form 8-K filed on March 28, 2003)

10.1	Form of Voting Agreement dated as of March 25, 2003 between Riverwood Holding, Inc. and the Family Stockholders. (Incorporated by reference to Form 8-K filed on March 28, 2003)

10.2	Third Amendment to Form of Employment Agreement Entered Into By and Between the Company and Jeffrey H. Coors dated as of March 25, 2003.

10.3	Third Amendment to Form of Employment Agreement Entered Into By and Between the Company and David Scheible dated as of March 25, 2003.

10.4	Third Amendment to Form of Employment Agreement Entered Into By and Between the Company and Don Sturdivant dated as of March 25, 2003.

10.5	Form of Affiliate Agreement for Affiliates of Graphic Packaging International Corporation. (Incorporated by reference to Form 8-K filed on March 28, 2003)

10.6	Graphic Packaging Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.1 to Form S-8 filed on September 17, 1993, file No. 33-68898)

10.6A	Second Amendment to the Graphic Packaging Employee Stock Purchase Plan as Amended and Restated November 14, 1995.

10.7	Graphic Packaging Equity Incentive Plan, as amended. (Incorporated by reference to Form 10-K filed on March 23, 2001)

10.7A	Second Amendment to the Graphic Packaging Equity Incentive Plan as Amended and Restated May 15, 2001.

10.8	Graphic Packaging Savings and Investment Plan A, as amended, and Graphic Packaging Savings and Investment Plan B, as amended. (Incorporated by reference to the Annual Report on Form 11-K, File No. 0-20704)

10.8A	Fourth Amendment to the Graphic Packaging Savings and Investment Plan as Amended and Restated January 1, 1997.

10.9	Graphic Packaging Executive Incentive Plan as Amended and Restated December 10, 2002.

10.10	Stockholders Agreement, dated as of March 25, 2003, by and among Riverwood Holding, Inc., the Family Stockholders named therein, Clayton Dubilier & Rice Fund V Limited Partnership and EXOR Group S.A. (Incorporated by reference to Form S-4 filed on May 2, 2003.)

10.11	Amendment No. 1 to Stockholders Agreement, dated as of April 29, 2003, by and among Riverwood Holding, Inc., the Family Stockholders named therein, Clayton Dubilier & Rice Fund V Limited Partnership and EXOR Group, S.A. (Incorporated by reference to Form S-4 filed on May 2, 2003.)

99.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Purchase and Sale Agreement by and between Graphic Packaging Corporation and Coors Brewing Company. (Incorporated by reference to Form 8-K/A filed on March 31, 2003) (Confidential treatment has been granted for portions of the Exhibit)

99.3	Joint press release issued by Graphic Packaging International Corporation and Riverwood Holding, Inc. on March 26, 2003 announcing execution of Merger Agreement. (Incorporated by reference to Form 8-K filed on March 28, 2003)