Form 10-K/A
period 2002-12-31
GRAPHIC PACKAGING INTERNATIONAL CORP
filed 2003-07-25
CIK 892793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Title of each class:
$.01 par value Common Stock
Name of each exchange on which registered:
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

Annual Report on Form 10-K/A

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

EXPLANATORY NOTE

     The Company is, by means of this filing, clarifying and adding certain disclosure under Item 1 — Business, Item 6 — Selected Five-Year Financial Data, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 — Financial Statements. In addition, in connection with the filing of this amended Form 10-K and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this amended Form 10-K certain currently dated certifications.

     This amended Form 10-K does not purport to provide a general update or discussion of developments with respect to the Company subsequent to the original filing; such disclosures are contained in the Company's subsequent filings with the Securities and Exchange Commission.

     The filing of this amended Form 10-K shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

		Operating	Depreciation and		Capital
	Net Sales	Income	Amortization	Assets	Expenditures

	(in thousands)
2002
Packaging	$1,057,843	$62,642	$61,165	$1,020,866	$27,706

2001
Packaging	$1,112,535	$59,854	$79,406	$1,229,335	$31,884

2000
Packaging	$1,102,590	$51,223	$83,094	$1,332,518	$30,931

          Certain financial information regarding the Company’s domestic and foreign operations is included in the following summary. Long-lived assets include plant, property and equipment, intangible assets, and certain other non-current assets.

			Long-Lived
		Net Sales	Assets

		(in thousands)
2002
	United States	$1,052,693	$815,854
	Canada	5,150	1,529
	Other	—	2,383

	Total	$1,057,843	$819,766

2001
	United States	$1,109,293	$1,032,748
	Canada	3,242	1,736
	Other	—	2,066

	Total	$1,112,535	$1,036,550

2000
	United States	$1,100,491	$1,103,411
	Canada	2,099	1,974
	Other	—	2,694

	Total	$1,102,590	$1,108,079

          Sales to Altria Group, Inc. were $215 million in 2002, $216 million in 2001 and $189 million in 2000, representing 20%, 19% and 17% of the Company’s consolidated gross sales. Sales to Coors Brewing Company were $111 million in 2002, $123 million in 2001 and $112 million in 2000, representing 10%, 11% and 10% of the Company’s consolidated gross sales. Sales to General Mills, Inc. were $122 million in 2002, $127 million in 2001 and $113 million in 2000, representing 11%, 11% and 10% of the Company’s consolidated gross sales. No other customer generated greater than 10% of consolidated gross sales for the periods presented.

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

          Our products enable our customers to include high-impact graphics, abrasion and heat resistance, leakage protection, microwave management, and moisture, gas and solvent barriers in their product packaging. As of March 7, 2003, we operate 19 folding carton converting facilities and three research and development facilities in 14 states and Canada, and one recycled paperboard mill in Michigan. Two of our facilities were acquired in March 2003, as discussed elsewhere in this document. Our facilities are strategically located to best serve our largest customers.

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

          The presence of soil and groundwater contamination has been investigated at portions of our Portland, Oregon plant. The site is listed on Oregon’s inventory of contaminated sites. We periodically monitor groundwater conditions at the site. While we do not currently have any remediation obligations at the site, such obligations could arise in the future.

          Our Kalamazoo mill and carton plant have long histories of industrial usage. Portions of the property on which the mill is located have been found to contain some contamination. Remediation obligations could arise in the future at these facilities.

          In addition, we have received demands arising out of alleged contamination of various properties currently or formerly owned by us. We believe that none of these claims will result in liability that would materially affect our financial position or results of operations.

Employees

          At December 31, 2002, we had approximately 4,200 full-time employees, of which approximately 33% are represented by labor unions. We consider our employee relations to be satisfactory. Four different unions represent our employees under eight labor contracts. The Paper, Allied Chemical and Energy Workers Union, or PACE, represents employees in five labor contracts covering our Charlotte, NC, Gordonsville, TN, Garden Grove, CA and Wausau and Menasha, WI converting plants and our Kalamazoo, MI converting plant and mill. Graphic Communication International Union, or GCIU, represents employees in our Wausau and Menasha, WI converting plants. Association of Western Pulp & Paper Union, represents employees at our North Portland converting plant. Finally, International Brotherhood of Teamsters represents employees at our Kalamazoo, MI transportation center.

          In 2002, we reached a new four-year contract at our North Portland converting plant which will expire in March 2006. Also in 2002, we reached an agreement to extend the Garden Grove, CA contract, which now will expire in April 2007. In 2003, we reached a new five year contract with PACE for our Kalamazoo converting plant and mill, which will expire in January 2008.

          Two of our contracts expire in 2004. The PACE contract covering 500 employees under the Wausau and Menasha, WI multisite converting plants expires in April 2004. In June 2004, the GCIU contract expires, which covers 160 employees under the Wausau and Menasha, WI multisite converting plants.

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

Location	Facility	Character

Bow, New Hampshire	Manufacturing	Converting Operations/Offices
Centralia, Illinois(2)(3)	Manufacturing	Converting Operations
Charlotte, North Carolina	Manufacturing	Converting Operations
Fort Smith, Arkansas	Manufacturing	Converting Operations
Garden Grove, California	Manufacturing	Converting Operations
Golden, Colorado	Manufacturing/Company Headquarters	Converting Operations/Research and Development Office/Administration
Gordonsville, Tennessee	Manufacturing	Converting Operations
Kalamazoo, Michigan	Manufacturing	Converting Operations
Kalamazoo, Michigan	Manufacturing	Paperboard Mill
Kendallville, Indiana	Manufacturing	Converting Operations
Lawrenceburg, Tennessee	Manufacturing	Converting Operations
Lumberton, North Carolina	Manufacturing	Converting Operations
Menasha, Wisconsin	Manufacturing	Converting Operations/Research and Development
Mississauga, Ontario(1)	Manufacturing	Converting Operations/Research and Development
Mitchell, South Dakota	Manufacturing	Converting Operations
Portland, Oregon	Manufacturing	Converting Operations
Richmond, Virginia	Manufacturing	Converting Operations
Tuscaloosa, Alabama(3)	Manufacturing	Converting Operations
Wausau, Wisconsin	Manufacturing	Converting Operations

(1)	Leased facility.

(2)	Two facilities, one leased.

(3)	One of our Centralia, Illinois facilities (which is leased) and our Tuscaloosa, Alabama facility were acquired in March 2003.

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

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share data)
Statement of Operations Data:
Net sales(1)	$1,057,843	$1,112,535	$1,102,590	$850,155	$691,777
Cost of goods sold	930,581	960,258	963,979	721,350	567,533

Gross profit	127,262	152,277	138,611	128,805	124,244
Selling, general and administrative expense	64,620	62,874	61,134	73,357	68,248
Goodwill amortization(7)	—	20,649	20,634	13,276	7,785
Asset impairment and restructuring charges	—	8,900	5,620	7,813	21,391

Operating income	62,642	59,854	51,223	34,359	26,820
Gain from sale of businesses and other assets(2)	—	3,650	19,172	30,236	—
Interest expense	(44,640)	(52,811)	(82,071)	(34,240)	(16,616)

Income (loss) from continuing operations before income taxes	18,002	10,693	(11,676)	30,355	10,204
Income tax (expense) benefit	(7,035)	(4,257)	4,678	(11,945)	(4,751)

Income (loss) from continuing operations	10,967	6,436	(6,998)	18,410	5,453
Income from discontinued operations, net of tax(3)	—	—	—	9,181	15,812

Income (loss) before extraordinary items and cumulative effect of change in accounting principle	10,967	6,436	(6,998)	27,591	21,265
Extraordinary losses, net of tax(4)	(9,617)	—	—	(2,332)	—

Income (loss) before cumulative effect of change in accounting principle	1,350	6,436	(6,998)	25,259	21,265
Cumulative effect of change in goodwill accounting, net of tax(7)	(180,000)	—	—	—	—

Net income (loss)	(178,650)	6,436	(6,998)	25,259	21,265
Preferred stock dividends declared	(10,000)	(10,000)	(3,806)	—	—

Net income (loss) attributable to common shareholders	$(188,650)	$(3,564)	$(10,804)	$25,259	$21,265

Net income (loss) from continuing operations per common share:
Basic	$0.03	$(0.11)	$(0.37)	$0.65	$0.19
Diluted	0.03	(0.11)	(0.37)	0.64	0.19
Weighted average shares outstanding:
Basic	32,715	31,620	29,337	28,475	28,504
Diluted	34,065	31,620	29,337	28,767	29,030

	At December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$28,626	$6,766	$4,012	$15,869	$26,196
Working capital	46,112	22,403	36,640	(107,224)	152,544
Working capital, excluding current maturities of debt	49,544	59,776	95,282	292,776	238,844
Total assets	1,020,866	1,229,335	1,332,518	1,643,171	846,022
Total debt	478,331	525,759	640,672	1,021,097	275,881
Total shareholders’ equity(6)	307,038	497,648	515,151	423,310	447,955

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Other Data:
Depreciation(5)	$61,165	$58,757	$62,460	$43,008	$29,746
Capital expenditures(5)	27,706	31,884	30,931	75,858	51,572

(1)	Net sales in 2002 and 2001 are from folding carton sales. Net sales from folding cartons, as opposed to sales of flexible packaging and other businesses disposed of in prior periods, totaled $1,071.9 million in 2000, $691.3 million in 1999, and $468.3 million in 1998.

(2)	We disposed of the following businesses and non-core assets during the periods presented (in thousands):

Pre-tax Gains:
2001:
Other Assets	$3,650

2000:
Malvern Business	$11,365
Other Assets	7,807

Total	$19,172

1999:
Flexible Business	$22,700
Solar Business	7,536

Total	$30,236

(3)	Discontinued operations include the spin-off of CoorsTek and the sale of the assets of Golden Aluminum Company.

(4)	We refinanced our outstanding bank debt in February 2002 using funds from a subordinated bond offering and new bank debt. As a result, we wrote-off our existing debt issuance costs totaling $15.8 million before tax and $9.6 million after tax. We also prepaid outstanding borrowings in August 1999 using funds from a new credit facility in connection with our acquisition of Fort James Corporation’s folding carton operations. The cost incurred to prepay these borrowings was $3.6 million before tax and $2.3 million after tax.

(5)	Excludes the discontinued operations of CoorsTek and Golden Aluminum for the years ended December 31, 1999 and 1998.

(6)	Includes $100 million of convertible, redeemable preferred stock issued in 2000.

(7)	We adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, and discontinued the amortization of our goodwill in accordance with the new rules. If SFAS No. 142 had been in effect for all periods presented, our net income (loss) attributable to common shareholders and earnings per share would have changed as follows:

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Reported net income (loss) attributable to common shareholders before extraordinary item and cumulative effect of change in accounting principle	$967	$(3,564)	$(10,804)	$27,591	$21,265
Extraordinary item	(9,617)	—	—	(2,332)	—
Cumulative effect of change in goodwill accounting	(180,000)	—	—	—	—

Reported net income (loss) attributable to common shareholders	(188,650)	(3,564)	(10,804)	25,259	21,265
Goodwill amortization, net of tax	—	12,389	12,380	8,098	4,126

Adjusted net income (loss) attributable to common shareholders	$(188,650)	$8,825	$1,576	$33,357	$25,391

Earnings per share—basic:
Reported net income (loss) attributable to common shareholders before extraordinary item and cumulative effect of change in accounting principle	$0.03	$(0.11)	$(0.37)	$0.97	$0.75
Extraordinary item	(0.30)	—	—	(0.08)	—
Cumulative effect of change in goodwill accounting	(5.50)	—	—	—	—

Reported net income (loss) attributable to common shareholders	(5.77)	(0.11)	(0.37)	0.89	0.75
Goodwill amortization, net of tax	—	0.39	0.42	0.28	0.14

Adjusted net income (loss) attributable to common shareholders	$(5.77)	$0.28	$0.05	$1.17	$0.89

Earnings per share—diluted:
Reported net income (loss) attributable to common shareholders before extraordinary item and cumulative effect of change in accounting principle	$0.03	$(0.11)	$(0.37)	$0.96	$0.73
Extraordinary item	(0.28)	—	—	(0.08)	—
Cumulative effect of change in goodwill accounting	(5.28)	—	—	—	—

Reported net income (loss) attributable to common shareholders	(5.53)	(0.11)	(0.37)	0.88	0.73
Goodwill amortization, net of tax	—	0.39	0.42	0.28	0.14

Adjusted net income (loss) attributable to common shareholders	$(5.53)	$0.28	$0.05	$1.16	$0.87

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

     Gross Profit

          Consolidated gross profit was 12.0%, 13.7% and 12.6% of net sales in 2002, 2001 and 2000, respectively. Our industry has experienced over capacity issues which, when coupled with general downturns in the economy, create pressure to reduce prices and lower sales volume. The improved profit margins in 2001 are attributable to cost reduction through plant closings, reductions in work force and Six Sigma projects company-wide that have reduced costs and increased productivity. We continued our cost reduction efforts in 2002, but cost savings were more than offset by lower absorption of fixed costs due to lower sales and the following:

•	Gross profit was negatively impacted by a seven-month long labor dispute at our Kalamazoo board mill. Direct, incremental costs associated with the labor dispute were approximately $4.5 million in 2002.

•	Gross profit was further impacted by significant increases in the price of recycled paper fiber, our Kalamazoo mill’s primary raw material. Approximately 35% of the paperboard utilized in our converting operations is supplied by the Kalamazoo Mill. The primary sources of recycled paper fiber used by our board mill - old corrugated cardboard (OCC), newsprint, and box cuttings – all increased in price during 2002, with a total increase of approximately $4.0 million compared to 2001. OCC prices peaked in June 2002 at $120 per ton; however, OCC prices had declined to $55 per ton in December 2002. Because OCC prices have returned to lower per ton levels, we expect less of an impact in 2003 from fiber prices at the board mill.

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

          The following table summarizes accruals related to our restructurings (in millions):

	1999	2000	2000		2001
	Plant	S. Springs	Perrysburg	2000/2001	Newnan
	Rationalization	Plant	Plant	Reduction	Plant
	Plan	Closure	Closure	In Force	Closure	Totals

Balance, December 31, 1999	$1.9	$—	$—	$—	$—	$1.9
2000 restructuring charges, net of reversals	(0.8)	3.4	—	3.0	—	5.6
2000 restructuring—Perrysburg	—	—	1.3	—	—	1.3
Cash paid	(1.0)	(2.0)	(0.7)	(0.1)	—	(3.8)

Balance, December 31, 2000	0.1	1.4	0.6	2.9	—	5.0
2001 restructuring charges, net of reversals	—	(0.5)	—	2.0	2.4	3.9
Transfer of enhanced benefits to pension liabilities	—	—	—	(2.2)	—	(2.2)
Cash paid	(0.1)	(0.8)	(0.6)	(2.5)	—	(4.0)

Balance, December 31, 2001	—	0.1	—	0.2	2.4	2.7
Cash paid	—	(0.1)	—	(0.2)	(1.9)	(2.2)

Balance, December 31, 2002	$—	$—	$—	$—	$0.5	$0.5

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

     Gain from Sale of Businesses and Other Assets

          We disposed of the following businesses and non-core assets during 2001 and 2000, for which the following pre-tax gains were recognized:

Intangible
Assets

(in thousands)
2001:
Cash proceeds	$3,650
Net book value	—

Gain recognized	$3,650

			Other
	Malvern	Intangible	Long-lived
	Business	Assets	Assets	Total

	(in thousands)
2000:
Cash proceeds	$35,000	$5,407	$2,600	$43,007
Net book value	(23,635)	—	(200)	(23,835)

Gain recognized	$11,365	$5,407	$2,400	$19,172

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

Aggregate Contractual Obligations

          The following are material contractual obligations as of December 31, 2002 (in thousands):

	Payments Due By Period
		Less than			Greater than
	Total	1 year	1-3 years	3-5 years	5 years

Long-term debt obligations:
Term loan	$173,250	$1,750	$5,250	$5,250	$161,000
Senior subordinated notes	300,000	—	—	—	300,000
Various notes payable	5,081	1,682	2,481	—	918
Operating leases	8,261	3,612	4,607	42	—
Energy contracts	6,287	6,287	—	—	—

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

          On an on-going basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates, including those related to:

•	Collectibility of accounts receivable – We estimate losses for uncollectible accounts based on the aging of our accounts receivable and the evaluation of the likelihood of success in collecting the receivables. Typically, allowances are needed for disputed accounts, customers that are having financial problems or bankruptcies. Because our customers are major consumer product manufacturers with strong credit histories, our receivables average over 80% current. At the end of December 2002, our top 20 customers, representing 81% of our sales, were 84% current on their accounts.

•	Self-insurance reserves – We are self-insured for certain losses relating to workers’ compensation claims and employee medical and dental benefits. We have purchased stop-loss coverage or insurance with deductibles in order to limit our exposure to significant claims. We also have an extensive safety program in place to minimize our exposure to workers’ compensation claims. Self-insured losses are accrued based upon our estimates of the aggregate uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and our Company’s historical experience. Our stop loss coverage for employee medical benefits is $150 thousand per incident. Our workers’ compensation stop loss coverages and deductibles range from $250 thousand to $500 thousand.

•	Retirement-related benefits – We estimate our retiree liabilities based upon actuarial reports prepared by our actuary, which include estimates and assumptions related to interest rates, future compensation and other factors. Our pension liabilities are most sensitive to changes in the market values of our pension assets from year-to-year, and the estimated future rate of return of our pension assets, since the pension plan is invested in the securities markets. Over the past two years, market values have declined significantly and we have, as a result, recorded a cumulative minimum pension liability of $42.3 million. We have also reduced our expected long-term rate of return on our assets by .25%. Our retiree medical liabilities are most sensitive to the cost of health care. We are currently estimating an annual increase in per capita health care costs of 10% - up from 6.5% in the past two years.

•	Goodwill valuation – We estimate the value of our goodwill using the discounted cash flow method of valuation on an annual basis. Our cash flows are generated by our operations and are used to fund working capital needs, debt service and capital spending. We discount these cash flows using our company’s weighted average cost of capital. Changes in our borrowing rates, which are impacted by market rate fluctuations, would impact our discounted cash flow calculations. Other factors, such as significant operating losses or acquisitions of new operations, would also impact our discounted cash flow calculations.

•	Recovery of long-lived assets – We periodically review our long-lived assets for impairment whenever events or changes in business circumstances, such as the closure of a plant, indicate the carrying amount of the asset may not be fully recoverable by undiscounted cash flows. Measurement of the impairment loss, if any, is based on the fair value of the asset, which is generally determined by the discounting of future estimated cash flows, or in the case of real estate, determining market value. We evaluate the recovery of our long-lived assets periodically by analyzing our operating results and considering significant events or changes in the business environment that may have triggered impairment. Recently, we placed our Newnan, Georgia facility up for sale. At this time, we believe that the facility’s market value is greater than its book value; however, we will periodically evaluate the need to impair this asset, if necessary.

•	Deferred tax asset valuation allowance – We estimate the realizability of deferred tax assets, by estimating the projected reversal of offsetting deferred tax liability amounts and future taxable income. As discussed above in goodwill valuation, significant operating losses or acquisitions of operations would impact our projected taxable income used to estimate the reversal of our deferred tax balances.

•	Legal accruals – We estimate the amount of potential exposure we may have with respect to litigation, claims and assessments, based upon analyses prepared by in-house and outside counsel, and we record reserves when our management believes it is probable that a loss has occurred and the amount of loss is reasonably estimatable. At this time, counsel has advised us that we have no impending risk of material loss on our legal proceedings.
•	Environmental expenditures and remediation liabilities – Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Typically, our environmental expenditures are scheduled maintenance items and are not remedial, unless we are closing a facility and must remediate that facility in the process. However, we periodically need to remediate upon the issuance of stricter or new environmental regulations that affect our operations.

•	Stock-based employee compensation plans – We have various stock-based employee compensation plans, including stock options, restricted stock grants, and other forms of deferred compensation. We do not recognize compensation expense related to our stock option plans, as permitted by current generally accepted accounting principles. If accounting guidance had changed to require recognition of compensation expense related to employee stock option grants, our pre-tax stock option expense for 2002 would have been approximately $1.6 million.

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

          FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued in November 2002. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for our company in 2002. We have included the disclosures required by this interpretation in Note 15 to our Consolidated Financial Statements.

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

          Our borrowings consist of the following (in thousands):

	December 31,	December 31,
	2002	2001

Seven-year term loan due 2009 (variable interest rate at 4.17%)	$173,250	$—
Five-year revolving credit facility due 2007 (variable interest rate at 3.42%)	—	—
8-5/8% Senior subordinated notes due 2012	300,000	—
Five-year term facility, refinanced in 2002 (variable interest rate at 4.18%)	—	247,035
Revolving credit facility, refinanced in 2002 (variable interest rate at 4.18%)	—	222,750
10% Subordinated notes, refinanced in 2002	—	50,000
Various notes payable(1)	5,081	5,974

Total	478,331	525,759
Less current maturities	3,432	37,373

Long-term maturities	$474,899	$488,386

(1)	The notes bear interest at rates ranging from 4.00% to 13.06% and mature from 2003 through 2008.

          At December 31, 2002, our maturities of long-term debt are as follows (in thousands):

2003	$3,432
2004	1,933
2005	1,941
2006	3,857
2007	1,750
Thereafter	465,418

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

          Cash Flows.  Cash and cash equivalents increased by $21.9 million during 2002, which was the net effect of positive cash flows from operations totaling $122.1 million, capital expenditures of $27.7 million, and cash used in financing activities totaling $72.5 million. Cash generated by operations allowed for debt reduction of $47.4 million during 2002, and funded the purchase of capital assets, preferred stock dividend payments, and payment of debt issuance costs related to Graphic’s February 2002 refinancing. Cash provided by operations decreased $29.6 million in 2002 compared to 2001, due primarily to reduced operating income before non-cash charges of depreciation, amortization and asset impairment charges. Reductions in working capital again provided positive cash flow from operations, but not to the same extent as in 2001, due primarily to an increase in accounts receivable during 2002. The continued reduction of inventory levels in 2002 again provided cash from operations, but not to the same extent as in 2001.

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

Factors That May Affect Future Results

          Certain statements in this document constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, a) we are dependent on key customers and strategic relationships, and the loss of key customers or these relationships could adversely affect our business, financial condition and results of operations; b) we face intense competition and, if we are unable to compete successfully against other manufacturers of folding cartons, we could lose customers and/or market share and our revenues may decline; c) sales might be lower than expected due to the economy, lower prices, loss of business and customer inventory adjustments; d) market share estimations are based on third-party information that may be or become obsolete or inaccurate; e) we have made acquisitions, which entails certain risks, and may do so again in the future, and we cannot guarantee that we will realize the expected benefits from future acquisitions or that our existing operations will not be harmed as a result of any such acquisitions; f) price fluctuations in raw materials and energy costs could adversely affect our manufacturing costs and ability to obtain the materials we need to manufacture our products; g) we may not be able to adequately protect our intellectual property and proprietary rights, which could harm our future success and competitive position; h) new products in development may not become commercially viable and anticipated new orders may not materialize; i) we are subject to environmental laws and other governmental regulations, and costs related to compliance with, or any liability for failure to comply with, existing or future laws and regulations could adversely affect our business, financial condition and results of operations; j) we may encounter difficulties in our restructuring and reorganization efforts, which could prevent us from accommodating our existing business and capturing new business; k) capital expenditures might be higher than planned due to unexpected requirements or opportunities; l) various Coors family trusts own a significant interest in us and may exercise their control in a manner detrimental to our other investors’ interests; m) terrorist attacks, such as those that occurred on September 11, 2001, and acts of bioterrorism have contributed to economic instability in the United States and further acts of terrorism, bioterrorism, violence or war could affect the markets in which we operate, our business operations, our expectations and other forward-looking statements contained in this document; n) we may be subject to losses that might not be covered in whole or in part by existing insurance coverage, and these uninsured losses could adversely affect our business, financial condition and results of operations; o) selling, general and administrative costs might increase based on adding more staff and programs (including costs to meet increasing corporate compliance requirements), and general cost increases; p) we may be exposed to higher than predicted interest rates on our debt and on any new debt we might incur; q) if we are unable to meet the financial covenants on our debt, we could be subject to higher interest rates or possible default (which could le ad to our insolvency); r) we may not be able to maintain our effective tax rate due to the current and future tax laws, our ability to identify and use our tax credits and other factors; s) purchase savings initiatives, and cost reduction and efficiency programs, such as Six Sigma, might not realize significant future benefits; and t) we might not be able to maintain our position as one of the lowest cost producers due to competitors more effectively reducing their costs and improving efficiencies.

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

See Notes to Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)

							Accumulated
						Retained	Other
	Common	Preferred	Common	Paid-in	Unearned	Earnings	Comprehensive
	Shares	Stock	Stock	Capital	Compensation	(Deficit)	Income (Loss)	Total

Balance at December 31, 1999	28,577	$—	$286	$422,885	$—	$—	$139	$423,310
Issuance of common stock	1,967	—	19	4,690	—	—	—	4,709
Issuance of 1,000,000 shares of preferred stock, net of issuance costs	—	100,000	—	(1,442)	—	—	—	98,558
Net loss	—	—	—	—	—	(6,998)	—	(6,998)
Preferred stock dividends declared	—	—	—	(3,806)	—	—	—	(3,806)
Change in minimum pension liability, net of tax	—	—	—	—	—	—	(267)	(267)
Cumulative translation adjustment	—	—	—	—	—	—	(355)	(355)

Balance at December 31, 2000	30,544	100,000	305	422,327	—	(6,998)	(483)	515,151
Issuance of common stock	1,645	—	17	5,422	—	—	—	5,439
Net income	—	—	—	—	—	6,436	—	6,436
Preferred stock dividends declared	—	—	—	(10,000)	—	—	—	(10,000)
Change in minimum pension liability, net of tax	—	—	—	—	—	—	(13,832)	(13,832)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	—	(3,217)	(3,217)
Recognition of hedge results to interest expense during the period, net of tax	—	—	—	—	—	—	2,973	2,973
Change in fair value of cash flow hedges during the period, net of tax	—	—	—	—	—	—	(4,397)	(4,397)
Cumulative translation adjustment	—	—	—	—	—	—	(905)	(905)

Balance at December 31, 2001	32,189	100,000	322	417,749	—	(562)	(19,861)	497,648
Issuance of common stock	883	—	9	5,831	—	—	—	5,840
Issuance of restricted stock	405	—	4	2,468	(2,472)	—	—	—
Restricted stock amortized to expense	—	—	—	—	51	—	—	51
Net loss	—	—	—	—	—	(178,650)	—	(178,650)
Preferred stock dividends declared	—	—	—	(10,000)	—	—	—	(10,000)
Change in minimum pension liability, net of tax	—	—	—	—	—	—	(12,805)	(12,805)
Recognition of hedge results to interest expense during the period, net of tax	—	—	—	—	—	—	4,177	4,177
Change in fair value of cash flow hedges during the period, net of tax	—	—	—	—	—	—	498	498
Cumulative translation adjustment	—	—	—	—	—	—	279	279

Balance at December 31, 2002	33,477	$100,000	$335	$416,048	$(2,421)	$(179,212)	$(27,712)	$307,038

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

          Revenue Recognition: The Company’s revenues are generated by the sale of packaging products. Revenue for all of the Company’s products is recognized when goods are shipped and risks of ownership have passed to the customer. Risks of ownership pass at the time of shipment from the Company’s warehouse or at the time of delivery to the customer, dependent on shipping terms with the customer. Shipping and handling costs invoiced to customers are included in revenue and associated costs are recognized as cost of goods sold. Customer returns, rebates and allowances are provided for at the time of sale based on estimates.

          Concentration of Credit Risk: The Company’s largest 20 customers make up approximately 81% of its gross sales. A significant portion of the Company’s sales are to Altria Group, Inc., Coors Brewing Company and General Mills, Inc. For the year ended December 31, 2002, Altria Group accounted for approximately 20% of the Company’s gross sales, Coors Brewing accounted for approximately 10% of gross sales and General Mills accounted for approximately 11% of gross sales. For the year ended December 31, 2001, Altria Group accounted for approximately 19% of the Company’s gross sales, Coors Brewing accounted for approximately 11% of gross sales and General Mills accounted for approximately 11% of gross sales. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. Credit risk with respect to accounts receivable is concentrated primarily in the food and beverage industries. Altria Group represents 15% and 15% of accounts receivable at December 31, 2002 and 2001.

          Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Manufacturing costs are capitalized into inventory as incurred and include such items as recycled paper fiber, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, freight on purchased raw materials, labor, energy, depreciation and other manufacturing overhead costs.

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

		As Adjusted
		for
	As Reported	Goodwill
	in Form 10-Q	Impairment

Operating income	$19,405	$19,405

Net loss attributable to common shareholders	$(7,171)	$(187,171)

Net loss attributable to common shareholders per basic share	$(0.22)	$(5.79)

Net loss attributable to common shareholders per diluted share	$(0.22)	$(2.28)

          The following table illustrates net income (loss) attributable to common shareholders and earnings per share, exclusive of goodwill amortization expense in the prior year periods (in thousands):

	Year Ended December 31,
	2002	2001	2000

Reported net income (loss) before extraordinary item and cumulative effect of change in accounting principle attributable to common shareholders	$967	$(3,564)	$(10,804)
Cumulative effect of change in goodwill accounting	(180,000)	—	—
Extraordinary item	(9,617)	—	—

Reported net income (loss) attributable to common shareholders	(188,650)	(3,564)	(10,804)
Goodwill amortization, net of tax	—	12,389	12,380

Adjusted net income (loss) attributable to common shareholders	$(188,650)	$8,825	$1,576

Earnings per share – basic:
Reported net income (loss) before extraordinary item and cumulative effect of change in accounting principle attributable to common shareholders	$0.03	$(0.11)	$(0.37)
Cumulative effect of change in goodwill accounting	(5.50)	—	—
Extraordinary item	(0.30)	—	—

Reported net income (loss) attributable to common shareholders	(5.77)	(0.11)	(0.37)
Goodwill amortization, net of tax	—	0.39	0.42

Adjusted net income (loss) attributable to common shareholders	$(5.77)	$0.28	$0.05

Earnings per share – diluted:
Reported net income (loss) before extraordinary item and cumulative effect of change in accounting principle attributable to common shareholders	$0.03	$(0.11)	$(0.37)
Cumulative effect of change in goodwill accounting	(5.28)	—	—
Extraordinary item	(0.28)	—	—

Reported net income (loss) attributable to common shareholders	(5.53)	(0.11)	(0.37)
Goodwill amortization, net of tax	—	0.39	0.42

Adjusted net income (loss) attributable to common shareholders	$(5.53)	$0.28	$0.05

          Derivatives and Hedging Activities: In accordance with the Company’s interest rate risk-management policies, the Company periodically enters into contracts to hedge the interest rates on its variable rate borrowings. During the period January 2000 – September 2002, the Company had in place various interest rate contracts. At December 31, 2002, the Company had no interest rate contracts in place. The Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001.

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

          Earnings per Share: Following is a reconciliation between basic and diluted earnings per common share from continuing operations attributable to common shareholders (in thousands, except per share information):

				Year Ended December 31,

		2002			2001			2000

	Income		Per Share	Income		Per Share	Income		Per Share
	(Loss)	Shares	Amount	(Loss)	Shares	Amount	(Loss)	Shares	Amount

Net income (loss) attributable to common shareholders—basic EPS	$(188,650)	32,715	$(5.77)	$(3,564)	31,620	$(0.11)	$(10,804)	29,337	$(0.37)
Other dilutive equity instruments	—	1,350		—	—		—	—

Net income (loss) attributable to common shareholders—diluted EPS	$(188,650)	34,065	$(5.53)	$(3,564)	31,620	$(0.11)	$(10,804)	29,337	$(0.37)

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

Note 3. Dispositions

     Malvern Packaging Business

          On October 31, 2000, the Company sold the net assets of its Malvern, Pennsylvania packaging business to Huhtamaki Van Leer for approximately $35 million in cash. The proceeds from the sale were used to reduce debt. The Company recorded a pre-tax gain of $11.4 million on the sale. The after-tax gain on sale was $6.8 million, or $0.23 per basic and diluted share.

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

          The following table summarizes accruals related to the Company’s restructurings (in millions):

	1999	2000	2000		2001
	Plant	S. Springs	Perrysburg	2000/2001	Newnan
	Rationalization	Plant	Plant	Reduction	Plant
	Plan	Closure	Closure	In Force	Closure	Totals

Balance, December 31, 1999	$1.9	$—	$—	$—	$—	$1.9
2000 restructuring charges, net of reversals	(0.8)	3.4	—	3.0	—	5.6
2000 restructuring—Perrysburg	—	—	1.3	—	—	1.3
Cash paid	(1.0)	(2.0)	(0.7)	(0.1)	—	(3.8)

Balance, December 31, 2000	0.1	1.4	0.6	2.9	—	5.0
2001 restructuring charges, net of reversals	—	(0.5)	—	2.0	2.4	3.9
Transfer of enhanced benefits to pension liabilities	—	—	—	(2.2)	—	(2.2)
Cash paid	(0.1)	(0.8)	(0.6)	(2.5)	—	(4.0)

Balance, December 31, 2001	—	0.1	—	0.2	2.4	2.7
Cash paid	—	(0.1)	—	(0.2)	(1.9)	(2.2)

Balance, December 31, 2002	$—	$—	$—	$—	$0.5	$0.5

Note 5. Indebtedness

          The following table summarizes the Company’s outstanding debt, in thousands.

	At December 31,

	2002	2001

Seven-year term loan due 2009 (variable interest rate at 4.17%)	$173,250	$—
Five-year revolving credit facility due 2007 (variable interest rate at 3.42%)	—	—
8-5/8% Senior subordinated notes due 2012	300,000	—
Five-year term loan, refinanced in 2002 (variable interest rate at 4.18%)	—	247,035
Revolving credit facility, refinanced in 2002 (variable interest rate at 4.18%)	—	222,750
10% Subordinated notes, refinanced in 2002	—	50,000
Various notes payable (interest rates ranging from 4.00% to 13.06%)	5,081	5,974

Total debt	478,331	525,759
Less current maturities	3,432	37,373

Total long-term debt	$474,899	$488,386

          The maturities of long-term debt are as follows (in thousands):

2003	$3,432
2004	1,933
2005	1,941
2006	3,857
2007	1,750
Thereafter	465,418

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

          The fair value of the Company’s $300 million of senior subordinated notes is based upon market quotes. As of December 31, 2002 and February 25, 2003, our bonds were trading at $105.5.

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

          The valuation allowance for deferred tax assets was increased by $51.0 million in 2002 and decreased by $82 thousand in 2001. The increase in 2002 relates to uncertainty surrounding the ultimate deductibility of the deferred tax asset created as a result of the change in accounting method as described in Note 1 - Goodwill Accounting. The 2001 decrease and $66 thousand of the 2002 increase relates to uncertainty surrounding the ultimate deductibility of foreign net operating loss and research and development credit carryforwards.

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

          Stock option activity was as follows (shares in thousands):

	Year Ended December 31,

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at January 1	6,023	$5.96	6,262	$6.04	4,281	$8.86
Granted	25	$7.20	251	$4.62	2,523	$1.66
Exercised	(147)	$6.84	—	—	—	—
Expired or forfeited	(134)	$4.57	(490)	$6.27	(542)	$7.88

Options outstanding at December 31	5,767	$5.98	6,023	$5.96	6,262	$6.04

Exercisable	2,216	$9.72	2,336	$9.64	2,302	$9.73

Available for future grant	2,782		2,315		1,458

          The following table summarizes information about stock options outstanding at December 31, 2002 (shares in thousands):

	Options Outstanding				Options Exercisable

		Weighted Average
	Options	Remaining		Weighted Average	Options	Weighted Average
Range of Exercise Prices	Outstanding	Contractual Life		Exercise Price	Exercisable	Exercise Price

$1.56 to $6.92	2,678	7.87	years	$2.20	102	$3.24
$7.06 to $10.17	2,592	3.31	years	$8.66	1,616	$9.32
$10.48 to $13.74	497	4.43	years	$12.36	497	$12.36

$1.56 to $13.74	5,767	5.52	years	$5.98	2,215	$9.72

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

          On January 1, 2003, 2,600,000 shares of restricted stock were granted to management pursuant to a long-term incentive program. The fair market value of shares on the date of grant was $14.7 million, based upon the $5.64 market price of the Company’s common stock on the date of grant. The restrictions on the stock lapse only if the Company meets its shareholder value growth target during the four-year life of the long-term incentive program. The long-term incentive plan restricted stock grant will be expensed over the estimated vesting period, beginning January 1, 2003. The amount of expense to be recorded is dependent upon meeting the shareholder value growth vesting requirement and the market price of the Company’s common stock upon completion of the vesting requirements.

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

          Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects, in thousands:

	1%Point	1%Point
	Increase	Decrease

Effect on total of service and interest cost components	$140	$123
Effect on postretirement benefit obligation	$2,294	$2,005

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

Note 14. Related Party Transactions

          On December 28, 1992, the Company was spun off from Adolph Coors Company (ACCo) and since that time ACCo has had no ownership interest in GPIC. However, certain Coors family trusts have significant interests in both GPIC and ACCo. At the time of spin-off from ACCo, GPIC entered into agreements with Coors Brewing Company, a subsidiary of ACCo, for the sale of packaging and other products. The initial agreements had a stated term of five years and have resulted in substantial revenues to the Company. The Company continues to sell packaging products to Coors Brewing Company. The current contract with Coors Brewing Company will expire on March 31, 2003. The Company is renegotiating a new packaging supply agreement with Coors Brewing Company, which is expected to be executed in the first quarter of 2003.

          Sales to Coors Brewing Company accounted for approximately 10%, 11% and 10% of our consolidated gross sales for 2002, 2001 and 2000, respectively. The loss of Coors Brewing as a customer in the foreseeable future could have a material effect on our results of operations.

          One of our subsidiaries, Golden Equities, Inc., is the general partner in a limited partnership in which Coors Brewing Company is the limited partner. The partnership owns, develops, operates and sells certain real estate previously owned directly by Coors Brewing or ACCo. Distributions were allocated equally between the partners until late 1999 when Coors Brewing recovered its investment. Thereafter, distributions were made 80 percent to GPIC as the general partner and 20 percent to Coors Brewing. Distributions in 2002 were $2.0 million to GPIC and $0.5 million to Coors Brewing. No distributions were made in 2001. Distributions in 2000 were approximately $0.8 million to Coors Brewing and $3.2 million to GPIC. Coors Brewing’s share of the partnership net assets at December 31, 2002 was $3.9 million and $4.4 million, respectively, and is reflected as minority interest on the Company’s consolidated balance sheet. Coors Brewing’s allocated share of the partnership’s profit was $0 in 2002, 2001 and 2000.

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

          The Company is a partner in the Kalamazoo Valley Group (KVG), a partnership formed to develop and operate a landfill for the partners’ disposal of paper residuals from their respective paperboard mills. KVG borrowed $1.5 million for the construction of the landfill, of which $500 thousand remains unpaid at December 31, 2002. Recently, the other parties have closed their paperboard mills and one minority partner has left the partnership via bankruptcy. The Company is evaluating its alternatives and liabilities under the partnership agreement and related note. The landfill remains in operation at December 31, 2002. However, if the partnership were to close the landfill, the Company’s share of estimated closing costs, perpetual care obligations and debt repayment would approximate $2.5 million under the terms of the partnership agreement. The Company’s investment of $0.3 million at December 31, 2002 is included in other long-term assets on the accompanying balance sheet.

          From time to time the Company has been notified that it may be a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or similar state laws with respect to the remediation of certain sites where hazardous substances have been released into the environment. The Company cannot predict with certainty the total costs of remediation, its share of the total costs, the extent to which contributions will be available from other parties, the amount of time necessary to complete the remediation or the availability of insurance. However, based on the investigations to date, the Company believes that any liability with respect to these sites (either currently active or settled) would not be material to the financial condition, results of operations or cash flow of the Company, without consideration for insurance recoveries. There can be no certainty, however, that the Company will not be named as a PRP at additional sites or be subject to other environmental matters in the future or that the costs associated with those additional sites or matters would not be material.

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

			Depreciation
		Operating	and		Capital
	Net Sales	Income	Amortization	Assets	Expenditures

	(in thousands)
2002
Packaging	$1,057,843	$62,642	$61,165	$1,020,866	$27,706

2001
Packaging	$1,112,535	$59,854	$79,406	$1,229,335	$31,884

2000
Packaging	$1,102,590	$51,223	$83,094	$1,332,518	$30,931

          Certain financial information regarding the Company’s domestic and foreign operations is included in the following summary. Long-lived assets include plant, property and equipment, intangible assets, and certain other non-current assets.

		Long-Lived
	Net Sales	Assets

	(in thousands)
2002
United States	$1,052,693	$815,854
Canada	5,150	1,529
Other	—	2,383

Total	$1,057,843	$819,766

2001
United States	$1,109,293	$1,032,748
Canada	3,242	1,736
Other	—	2,066

Total	$1,112,535	$1,036,550

2000
United States	$1,100,491	$1,103,411
Canada	2,099	1,974
Other	—	2,694

Total	$1,102,590	$1,108,079

          Sales to Altria Group, Inc. were $215 million in 2002, $216 million in 2001 and $189 million in 2000, representing 20%, 19% and 17% of the Company’s consolidated gross sales. Sales to Coors Brewing Company were $111 million in 2002, $123 million in 2001 and $112 million in 2000, representing 10%, 11% and 10% of the Company’s consolidated gross sales. Sales to General Mills, Inc. were $122 million in 2002, $127 million in 2001 and $113 million in 2000, representing 11%, 11% and 10% of the Company’s consolidated gross sales. No other customer generated greater than 10% of consolidated gross sales for the periods presented.

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

2002	First	Second	Third	Fourth	Year

Net sales	$263,724	$263,917	$270,002	$260,200	$1,057,843
Cost of goods sold	229,432	231,022	240,949	229,178	930,581

Gross profit	34,292	32,895	29,053	31,022	127,262
Selling, general and administrative expense	14,887	15,808	16,192	17,733	64,620

Operating income	19,405	17,087	12,861	13,289	62,642
Interest expense	(11,296)	(12,453)	(11,310)	(9,581)	(44,640)

Income before income taxes, extraordinary item and cumulative effect of change in accounting principle	8,109	4,634	1,551	3,708	18,002
Income tax expense	(3,163)	(1,808)	(604)	(1,460)	(7,035)

Income before extraordinary item and cumulative effect of change in accounting principle	4,946	2,826	947	2,248	10,967
Extraordinary loss on early extinguishment of debt, net of tax	(9,617)	—	—	—	(9,617)

Income (loss) before cumulative effect of change in accounting principle	(4,671)	2,826	947	2,248	1,350
Cumulative effect of change in goodwill accounting, net of tax	(180,000)	—	—	—	(180,000)

Net income (loss)	(184,671)	2,826	947	2,248	(178,650)
Preferred stock dividends declared	(2,500)	(2,500)	(2,500)	(2,500)	(10,000)

Net income (loss) attributable to common shareholders	$(187,171)	$326	$(1,553)	$(252)	$(188,650)

Net income (loss) attributable to common shareholders per basic share(1)	$(5.79)	$0.01	$(0.05)	$(0.01)	$(5.77)

Net income (loss) attributable to common shareholders per diluted share(1)	$(2.28)	$0.01	$(0.05)	$(0.01)	$(5.53)

2001	First	Second	Third	Fourth	Year

Net sales	$288,444	$283,252	$270,818	$270,021	$1,112,535
Cost of goods sold	248,210	240,976	234,363	236,709	960,258

Gross profit	40,234	42,276	36,455	33,312	152,277
Selling, general and administrative expense	14,489	16,428	16,061	15,896	62,874
Goodwill amortization	5,169	5,143	5,175	5,162	20,649
Asset impairment and restructuring charges	2,000	1,000	—	5,900	8,900

Operating income	18,576	19,705	15,219	6,354	59,854
Gain from sale of businesses and other assets	3,650	—	—	—	3,650
Interest expense	(16,125)	(13,530)	(12,429)	(10,727)	(52,811)

Income (loss) before income taxes	6,101	6,175	2,790	(4,373)	10,693
Income tax (expense) benefit	(2,420)	(2,446)	(1,160)	1,769	(4,257)

Net income (loss)	3,681	3,729	1,630	(2,604)	6,436
Preferred stock dividends declared	(2,500)	(2,500)	(2,500)	(2,500)	(10,000)

Net income (loss) attributable to common shareholders	$1,181	$1,229	$(870)	$(5,104)	$(3,564)

Net income (loss) attributable to common shareholders per basic share	$0.04	$0.04	$(0.03)	$(0.16)	$(0.11)

Net income (loss) attributable to common shareholders per diluted share	$0.04	$0.04	$(0.03)	$(0.16)	$(0.11)

(1)	Quarterly earnings per share do not accumulate to total year earnings per share as a results of the anti-dilutive effect of the preferred stock for the year, compared to the dilutive effect of the preferred stock in the first quarter, plus the increase in common stock equivalents during the year.

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

SCHEDULE II

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
	Balance at	Charged to					Balance
	beginning	Costs and					at end
	of year	Expenses	Other		Deductions		of year

Allowance for doubtful receivables
Year Ended December 31,
2000	$2,260	$1,425	$(22	)(1)	$(693	)(2)	$2,970
2001	$2,970	$728	$—		$(1,929	)(2)	$1,769
2002	$1,769	$901	$—		$(275	)(2)	$2,395
Deferred tax asset valuation allowance
Year Ended December 31,
2000	$123	$215 (3)	$—		$—		$338
2001	$338	$—	$—		$(82	)(3)	$256
2002	$256	$51,043 (3)	$—		$—		$51,299

(1)	The 2000 disposition of the Malvern, Pennsylvania plant.

(2)	Write off of uncollectible accounts.

(3)	Adjustments to the deferred tax asset valuation allowance relate to uncertainty surrounding the ultimate deductibility of the goodwill impairment charge in 2002 and a foreign net operating loss carryforward.

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

10.0	Credit Agreement among ACX Technologies, Inc., Bank of America, as agent, and other financial institutions party thereto. (Incorporated by reference to Form 8-K filed on August 17, 1999)

10.0A	First Amendment to Revolving Credit and Term Loan Agreement. (Incorporated by reference to Form 10-Q filed on May 15, 2000)

10.0B	Second Amendment to Revolving Credit and Term Loan Agreement, dated as of July 28, 2000, among the Company and its one-year term lenders. (Incorporated by reference to Form 8-K filed August 31, 2000)

10.0C	Third Amendment to Revolving Credit and Term Loan Agreement, dated as of August 14, 2000, among the Company and its lenders. (Incorporated by reference to Form 8-K filed August 31, 2000)

10.0D	Fourth Amendment to Revolving Credit and Term Loan Agreement, effective as of August 15, 2001, among the Company and its lenders. (Incorporated by reference to Form 8-K file August 31, 2001)

10.0E	Fifth Amendment to Revolving Credit and Term Loan Agreement, effective as of January 28, 2002, among the Company and its lenders. (Previously filed)

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

10.2	Asset Purchase Agreement between ACX Technologies and Sonoco Products Company. (Incorporated by reference to Form 8-K filed on September 17, 1999)

10.3	Tax Sharing Agreement between ACX Technologies, Inc. and CoorsTek, Inc. (Incorporated by reference to Form 10-K filed on March 29, 2000)

10.4	Environmental Responsibility Agreement between ACX Technologies, Inc. and CoorsTek, Inc. (Incorporated by reference to Form 10-K filed on March 29, 2000)

10.5	Master Transition Materials and Services Agreement between ACX Technologies, Inc. and CoorsTek, Inc. (Incorporated by reference to Form 10-K filed on March 29, 2000)

10.6*	Form of Officers’ Salary Continuation Agreement, as amended. (Incorporated by reference to Form 10-K filed on March 20, 1995)

10.7*	Graphic Packaging Equity Incentive Plan, as amended. (Incorporated by reference to Form 10-K filed on March 23, 2001)

10.8*	Graphic Packaging Equity Compensation Plan for Non-Employee Directors, as amended. (Incorporated by reference to Form 10-K filed March 23, 2001)

10.9*	ACX Technologies, Inc. Phantom Equity Plan. (Incorporated by reference to Form 8 filed on November 19, 1992)

Exhibit
Number	Document Description

10.10*	Graphic Packaging Excess Benefit Plan, as restated. (Incorporated by reference to Form 10-K filed on March 23, 2001)

10.11*	Graphic Packaging Supplemental Retirement Plan, as restated. (Incorporated by reference to Form 10-K filed on March 23, 2001)

10.12*	ACX Technologies, Inc. Deferred Compensation Plan, as amended. (Incorporated by reference to Form 10-K filed on March 7, 1996)

10.13*	First Amendment to Graphic Packaging Deferred Compensation Plan. (Incorporated by reference to Form 10-K filed on March 23, 2001)

10.14*	Graphic Packaging Executive Incentive Plan as amended and restated February 1, 2002. (Incorporated by reference to Form 10-Q filed on October 31, 2002)

10.15*
Form of Employment Agreement Entered Into By and Between the Following Individuals: Jeffrey H. Coors, David W. Scheible, Jill B. W. Sisson, Marsha C. Williams and Luis E. Leon. (Incorporated by reference to Form S-4 filed on April 9, 2002)

10.15A*
First Amendment to Form of Employment Agreement Entered Into By and Between the Following Individuals: Jeffrey H. Coors, David W. Scheible, Jill B. W. Sisson, Marsha C. Williams and Luis E. Leon. (Previously filed)

10.15B*
Second Amendment to Form of Employment Agreement Entered Into By and Between the Following Individuals: Jeffrey H. Coors, David W. Scheible, Jill B. W. Sisson, Marsha C. Williams and Luis E. Leon. (Previously filed)

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

10.18*	Description of Arrangement with Gail A. Constancio dated as of March 2001 (Incorporated by reference to Form 10-K filed on March 23, 2001)

10.19*	Description of Arrangement with Luis E. Leon dated May 2001 (Incorporated by reference to Form 10-Q filed on August 10, 2001)

10.20*	Form of Employment Agreement Entered Into By and Between Luis E. Leon and the Company. (Incorporated by reference to Form 10-Q filed on November 14, 2001)

10.21*	General Release of Legal Rights Agreement Entered Into By and Between Gail A. Constancio and the Company. (Incorporated by reference to Form 10-Q filed on November 14, 2001)

10.22	Asset Purchase Agreement between ACX Technologies and Fort James Corporation. (Incorporated by reference to Form 8-K filed August 17, 1999)

10.23	Asset Purchase Agreement between Golden Aluminum Company and Alcoa Inc. dated November 5, 1999. (Incorporated by reference to Form 10-K filed on March 29, 2000)

21	Subsidiaries of the Registrant (Previously filed)

23	Consent of PricewaterhouseCoopers LLP, independent accountants.

*	Management contracts or compensatory plans, contracts or arrangements required to be filed as an Exhibit pursuant to Item 15(c).

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
Date: July 25, 2003

By:	/s/ LUIS E. LEON

Luis E. Leon
Chief Financial Officer
Date: July 25, 2003

By:	/s/ JOHN S. NORMAN

John S. Norman
Vice President and Controller
Date: July 25, 2003

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ JEFFREY H. COORS

Jeffrey H. Coors
Chairman of the Board of Directors,
President and Chief Executive Officer
Date: July 25, 2003

By:

John D. Beckett
Director
Date: July 25, 2003

By:	/s/ WILLIAM K. COORS

William K. Coors
Director
Date: July 25, 2003

By:	/s/ HAROLD R. LOGAN, JR.

Harold R. Logan, Jr.
Director
Date: July 25, 2003

By:	/s/ JAMES K. PETERSON

James K. Peterson
Director
Date: July 25, 2003

By:	/s/ JOHN HOYT STOOKEY

John Hoyt Stookey
Director
Date: July 25, 2003

CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Graphic Packaging International Corporation (the Company) on Form 10-K/A for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Jeffrey H. Coors, Chief Executive Officer and President of the Company, and Luis E. Leon, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 25, 2003	By /s/ Jeffrey H. Coors

Jeffrey H. Coors
Chief Executive Officer and President

Date: July 25, 2003	By /s/ Luis E. Leon

Luis E. Leon
Chief Financial Officer

CERTIFICATIONS

I, Jeffrey H. Coors, certify that:

1.     I have reviewed this annual report on Form 10-K/A of Graphic Packaging International Corporation;

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

July 25, 2003

By /s/ Jeffrey H. Coors

Jeffrey H. Coors
Chief Executive Officer and President

CERTIFICATIONS

I, Luis E. Leon, certify that:

1.     I have reviewed this annual report on Form 10-K/A of Graphic Packaging International Corporation;

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

July 25, 2003

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

10.0	Credit Agreement among ACX Technologies, Inc., Bank of America, as agent, and other financial institutions party thereto. (Incorporated by reference to Form 8-K filed on August 17, 1999)

10.0A	First Amendment to Revolving Credit and Term Loan Agreement. (Incorporated by reference to Form 10-Q filed on May 15, 2000)

10.0B	Second Amendment to Revolving Credit and Term Loan Agreement, dated as of July 28, 2000, among the Company and its one-year term lenders. (Incorporated by reference to Form 8-K filed August 31, 2000)

10.0C	Third Amendment to Revolving Credit and Term Loan Agreement, dated as of August 14, 2000, among the Company and its lenders. (Incorporated by reference to Form 8-K filed August 31, 2000)

10.0D	Fourth Amendment to Revolving Credit and Term Loan Agreement, effective as of August 15, 2001, among the Company and its lenders. (Incorporated by reference to Form 8-K file August 31, 2001)

10.0E	Fifth Amendment to Revolving Credit and Term Loan Agreement, effective as of January 28, 2002, among the Company and its lenders. (Previously filed)

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

10.2	Asset Purchase Agreement between ACX Technologies and Sonoco Products Company. (Incorporated by reference to Form 8-K filed on September 17, 1999)

10.3	Tax Sharing Agreement between ACX Technologies, Inc. and CoorsTek, Inc. (Incorporated by reference to Form 10-K filed on March 29, 2000)

10.4	Environmental Responsibility Agreement between ACX Technologies, Inc. and CoorsTek, Inc. (Incorporated by reference to Form 10-K filed on March 29, 2000)

10.5	Master Transition Materials and Services Agreement between ACX Technologies, Inc. and CoorsTek, Inc. (Incorporated by reference to Form 10-K filed on March 29, 2000)

10.6*	Form of Officers’ Salary Continuation Agreement, as amended. (Incorporated by reference to Form 10-K filed on March 20, 1995)

10.7*	Graphic Packaging Equity Incentive Plan, as amended. (Incorporated by reference to Form 10-K filed on March 23, 2001)

10.8*	Graphic Packaging Equity Compensation Plan for Non-Employee Directors, as amended. (Incorporated by reference to Form 10-K filed March 23, 2001)

10.9*	ACX Technologies, Inc. Phantom Equity Plan. (Incorporated by reference to Form 8 filed on November 19, 1992)

Exhibit
Number	Document Description

10.10*	Graphic Packaging Excess Benefit Plan, as restated. (Incorporated by reference to Form 10-K filed on March 23, 2001)

10.11*	Graphic Packaging Supplemental Retirement Plan, as restated. (Incorporated by reference to Form 10-K filed on March 23, 2001)

10.12*	ACX Technologies, Inc. Deferred Compensation Plan, as amended. (Incorporated by reference to Form 10-K filed on March 7, 1996)

10.13*	First Amendment to Graphic Packaging Deferred Compensation Plan. (Incorporated by reference to Form 10-K filed on March 23, 2001)

10.14*	Graphic Packaging Executive Incentive Plan as amended and restated February 1, 2002. (Incorporated by reference to Form 10-Q filed on October 31, 2002)

10.15*
Form of Employment Agreement Entered Into By and Between the Following Individuals: Jeffrey H. Coors, David W. Scheible, Jill B. W. Sisson, Marsha C. Williams and Luis E. Leon. (Incorporated by reference to Form S-4 filed on April 9, 2002)

10.15A*
First Amendment to Form of Employment Agreement Entered Into By and Between the Following Individuals: Jeffrey H. Coors, David W. Scheible, Jill B. W. Sisson, Marsha C. Williams and Luis E. Leon. (Previously filed)

10.15B*
Second Amendment to Form of Employment Agreement Entered Into By and Between the Following Individuals: Jeffrey H. Coors, David W. Scheible, Jill B. W. Sisson, Marsha C. Williams and Luis E. Leon. (Previously filed)

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

10.18*	Description of Arrangement with Gail A. Constancio dated as of March 2001 (Incorporated by reference to Form 10-K filed on March 23, 2001)

10.19*	Description of Arrangement with Luis E. Leon dated May 2001 (Incorporated by reference to Form 10-Q filed on August 10, 2001)

10.20*	Form of Employment Agreement Entered Into By and Between Luis E. Leon and the Company. (Incorporated by reference to Form 10-Q filed on November 14, 2001)

10.21*	General Release of Legal Rights Agreement Entered Into By and Between Gail A. Constancio and the Company. (Incorporated by reference to Form 10-Q filed on November 14, 2001)

10.22	Asset Purchase Agreement between ACX Technologies and Fort James Corporation. (Incorporated by reference to Form 8-K filed August 17, 1999)

10.23	Asset Purchase Agreement between Golden Aluminum Company and Alcoa Inc. dated November 5, 1999. (Incorporated by reference to Form 10-K filed on March 29, 2000)

21	Subsidiaries of the Registrant (Previously filed)

23	Consent of PricewaterhouseCoopers LLP, independent accountants.

*	Management contracts or compensatory plans, contracts or arrangements required to be filed as an Exhibit pursuant to Item 15(c).