Form 10-Q/A
period 2003-03-31
GRAPHIC PACKAGING INTERNATIONAL CORP
filed 2003-07-25
CIK 892793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

     The Company is, by means of this filing, clarifying and adding certain disclosure under Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition, in connection with the filing of this amended Form 10-Q and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this amended Form 10-Q certain currently dated certifications.

     This amended Form 10-Q does not purport to provide a general update or discussion of developments with respect to the Company subsequent to the original filing; such disclosures are contained in the Company's subsequent filings with the Securities and Exchange Commission.

     The filing of this amended Form 10-Q shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

Cash Flows

             During the first quarter of 2003, cash and cash equivalents decreased by $23.6 million and debt increased by $9.1 million, which was the net effect of negative cash flows from operations totaling $7.7 million, capital expenditures of $4.5 million, the purchase of J.D. Cahill Co., Inc. assets for $18.1 million, and the payment of preferred stock dividends during the quarter. Cash provided by operations decreased $22.3 million in the first quarter of 2003 compared to the first quarter of 2002 due primarily to reduced operating income. Decreases in working capital, primarily accrued interest and other accrued liabilities, had a negative impact on cash provided by operations. Cash used for capital expenditures declined in the first quarter of 2003 compared to the first quarter of 2002 primarily due to reduced spending on our enterprise resource planning system and other information technology projects.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

             As of May 1, 2003, the Company’s capital structure includes $208.8 million that bears interest based upon an underlying rate that fluctuates with short-term interest rates, specifically LIBOR. As of May 31, 2002, the Company’s capital structure included $214.6 million of debt bearing variable interest under the same terms. During the first quarter of 2002, the Company had interest rate swap agreements that locked LIBOR at 5.94% on $65 million of borrowings and 6.98% on $125 million of its borrowings in the first quarter of 2002. In addition, the Company had interest rate contracts that capped the LIBOR interest rate at 8.13% on $200 million of borrowings and 6.75% for $150 million of borrowings in the first quarter of 2002. These contracts all expired during 2002 and none were outstanding during the first quarter of 2003. With the Company’s interest rate protection contracts in place last year, a 1% rise in interest rates would have impacted annual pre-tax results by approximately $0.3 million. Currently, a 1% rise in interest rates would impact the Company’s annual pre-tax results by approximately $2.1 million.

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

             These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K/A for the year ended December 31, 2002. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments necessary to summarize fairly the Company’s financial position and results of operations. Except for certain reclassifications made to consistently report the information contained in the financial statements, all adjustments made to the interim financial statements presented are of a normal recurring nature. The results of operations for the first quarter ended March 31, 2003, may not be indicative of results that may be expected for the year ending December 31, 2003.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit
Number	Document Description

2.1	Agreement and Plan of Merger dated as of March 25, 2003, by and among Graphic Packaging International Corporation, Riverwood Holding, Inc. and Riverwood Acquisition Sub LLC. (Incorporated by reference to Form 8-K filed on March 28, 2003)

10.0	First Amendment to Rights Agreement dated as of March 24, 2003 between the Company and Wells Fargo Bank Minnesota, N.A. (successor in interest to Norwest Bank Minnesota, N.A.), as Rights Agent. (Incorporated by reference to Form 8-K filed on March 28, 2003)

10.1	Form of Voting Agreement dated as of March 25, 2003 between Riverwood Holding, Inc. and the Family Stockholders. (Incorporated by reference to Form 8-K filed on March 28, 2003)

10.2	Third Amendment to Form of Employment Agreement Entered Into By and Between the Company and Jeffrey H. Coors dated as of March 25, 2003. (previously filed)

10.3	Third Amendment to Form of Employment Agreement Entered Into By and Between the Company and David Scheible dated as of March 25, 2003. (previously filed)

10.4	Third Amendment to Form of Employment Agreement Entered Into By and Between the Company and Don Sturdivant dated as of March 25, 2003. (previously filed)

10.5	Form of Affiliate Agreement for Affiliates of Graphic Packaging International Corporation. (Incorporated by reference to Form 8-K filed on March 28, 2003)

10.6	Graphic Packaging Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.1 to Form S-8 filed on September 17, 1993, file No. 33-68898)

10.6A	Second Amendment to the Graphic Packaging Employee Stock Purchase Plan as Amended and Restated November 14, 1995. (previously filed)

10.7	Graphic Packaging Equity Incentive Plan, as amended. (Incorporated by reference to Form 10-K filed on March 23, 2001)

10.7A	Second Amendment to the Graphic Packaging Equity Incentive Plan as Amended and Restated May 15, 2001. (previously filed)

10.8	Graphic Packaging Savings and Investment Plan A, as amended, and Graphic Packaging Savings and Investment Plan B, as amended. (Incorporated by reference to the Annual Report on Form 11-K, File No. 0-20704)

10.8A	Fourth Amendment to the Graphic Packaging Savings and Investment Plan as Amended and Restated January 1, 1997. (previously filed)

10.9	Graphic Packaging Executive Incentive Plan as Amended and Restated December 10, 2002. (previously filed)

10.10	Stockholders Agreement, dated as of March 25, 2003, by and among Riverwood Holding, Inc., the Family Stockholders named therein, Clayton Dubilier & Rice Fund V Limited Partnership and EXOR Group S.A. (Incorporated by reference to Form S-4 filed on May 2, 2003.)

10.11	Amendment No. 1 to Stockholders Agreement, dated as of April 29, 2003, by and among Riverwood Holding, Inc., the Family Stockholders named therein, Clayton Dubilier & Rice Fund V Limited Partnership and EXOR Group, S.A. (Incorporated by reference to Form S-4 filed on May 2, 2003.)

99.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Purchase and Sale Agreement by and between Graphic Packaging Corporation and Coors Brewing Company. (Incorporated by reference to Form 8-K/A filed on March 31, 2003) (Confidential treatment has been requested for portions of the Exhibit)

99.3	Joint press release issued by Graphic Packaging International Corporation and Riverwood Holding, Inc. on March 26, 2003 announcing execution of Merger Agreement. (Incorporated by reference to Form 8-K filed on March 28, 2003)

(b)	Reports on Form 8-K

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

Date:	July 25, 2003	By	/s/ Luis E. Leon

Luis E. Leon (Chief Financial Officer)

Date:	July 25, 2003	By	/s/ John S. Norman

John S. Norman (Vice President and Controller)

CERTIFICATIONS

I, Jeffrey H. Coors, certify that:

1.     I have reviewed this quarterly report on Form 10-Q/A of Graphic Packaging International Corporation;

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

July 25, 2003

By /s/ Jeffrey H. Coors Jeffrey H. Coors
Chief Executive Officer and President

CERTIFICATIONS

I, Luis E. Leon, certify that:

1.     I have reviewed this quarterly report on Form 10-Q/A of Graphic Packaging International Corporation;

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

July 25, 2003

By /s/ Luis E. Leon Luis E. Leon Chief Financial Officer

Exhibit Index

Exhibit
Number	Document Description

2.1	Agreement and Plan of Merger dated as of March 25, 2003, by and among Graphic Packaging International Corporation, Riverwood Holding, Inc. and Riverwood Acquisition Sub LLC. (Incorporated by reference to Form 8-K filed on March 28, 2003)

10.0	First Amendment to Rights Agreement dated as of March 24, 2003 between the Company and Wells Fargo Bank Minnesota, N.A. (successor in interest to Norwest Bank Minnesota, N.A.), as Rights Agent. (Incorporated by reference to Form 8-K filed on March 28, 2003)

10.1	Form of Voting Agreement dated as of March 25, 2003 between Riverwood Holding, Inc. and the Family Stockholders. (Incorporated by reference to Form 8-K filed on March 28, 2003)

10.2	Third Amendment to Form of Employment Agreement Entered Into By and Between the Company and Jeffrey H. Coors dated as of March 25, 2003. (previously filed)

10.3	Third Amendment to Form of Employment Agreement Entered Into By and Between the Company and David Scheible dated as of March 25, 2003. (previously filed)

10.4	Third Amendment to Form of Employment Agreement Entered Into By and Between the Company and Don Sturdivant dated as of March 25, 2003. (previously filed)

10.5	Form of Affiliate Agreement for Affiliates of Graphic Packaging International Corporation. (Incorporated by reference to Form 8-K filed on March 28, 2003)

10.6	Graphic Packaging Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.1 to Form S-8 filed on September 17, 1993, file No. 33-68898)

10.6A	Second Amendment to the Graphic Packaging Employee Stock Purchase Plan as Amended and Restated November 14, 1995. (previously filed)

10.7	Graphic Packaging Equity Incentive Plan, as amended. (Incorporated by reference to Form 10-K filed on March 23, 2001)

10.7A	Second Amendment to the Graphic Packaging Equity Incentive Plan as Amended and Restated May 15, 2001. (previously filed)

10.8	Graphic Packaging Savings and Investment Plan A, as amended, and Graphic Packaging Savings and Investment Plan B, as amended. (Incorporated by reference to the Annual Report on Form 11-K, File No. 0-20704)

10.8A	Fourth Amendment to the Graphic Packaging Savings and Investment Plan as Amended and Restated January 1, 1997. (previously filed)

10.9	Graphic Packaging Executive Incentive Plan as Amended and Restated December 10, 2002. (previously filed)

10.10	Stockholders Agreement, dated as of March 25, 2003, by and among Riverwood Holding, Inc., the Family Stockholders named therein, Clayton Dubilier & Rice Fund V Limited Partnership and EXOR Group S.A. (Incorporated by reference to Form S-4 filed on May 2, 2003.)

10.11	Amendment No. 1 to Stockholders Agreement, dated as of April 29, 2003, by and among Riverwood Holding, Inc., the Family Stockholders named therein, Clayton Dubilier & Rice Fund V Limited Partnership and EXOR Group, S.A. (Incorporated by reference to Form S-4 filed on May 2, 2003.)

99.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Purchase and Sale Agreement by and between Graphic Packaging Corporation and Coors Brewing Company. (Incorporated by reference to Form 8-K/A filed on March 31, 2003) (Confidential treatment has been granted for portions of the Exhibit)

99.3	Joint press release issued by Graphic Packaging International Corporation and Riverwood Holding, Inc. on March 26, 2003 announcing execution of Merger Agreement. (Incorporated by reference to Form 8-K filed on March 28, 2003)