Form 10-Q
period 2003-06-30
GRAPHIC PACKAGING INTERNATIONAL CORP
filed 2003-08-07
CIK 892793

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

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

There were 36,136,176 shares of common stock outstanding as of August 1, 2003.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net sales	$274,994	$263,917	$535,877	$527,641
Cost of goods sold	242,527	231,022	474,701	460,454

Gross profit	32,467	32,895	61,176	67,187
Selling, general and administrative expense	18,483	15,808	35,151	30,695
Merger and acquisition transaction costs	1,331	—	4,029	—

Operating income	12,653	17,087	21,996	36,492
Interest expense	(9,697)	(12,453)	(19,113)	(23,749)
Loss on early extinguishment of debt	—	—	—	(15,766)

Income (loss) before income taxes and cumulative effect of change in accounting principle	2,956	4,634	2,883	(3,023)
Income tax (expense) benefit	(1,212)	(1,808)	(1,182)	1,178

Income (loss) before cumulative effect of change in accounting principle	1,744	2,826	1,701	(1,845)
Cumulative effect of change in goodwill accounting, net of tax of $0	—	—	—	(180,000)

Net income (loss)	1,744	2,826	1,701	(181,845)
Preferred stock dividends declared	2,500	2,500	5,000	5,000

Net income (loss) attributable to common shareholders	($756)	$326	($3,299)	($186,845)

See Notes to Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss) attributable to common shareholders per basic and diluted share:
Before cumulative effect of change in accounting principle	($0.02)	$0.01	($0.10)	($0.21)
Cumulative effect of change in goodwill accounting	—	—	—	(5.55)

	($0.02)	$0.01	($0.10)	($5.76)

Weighted average shares outstanding – basic	33,709	32,567	33,648	32,456

Weighted average shares outstanding — diluted	33,709	34,093	33,648	32,456

See Notes to Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss)	$1,744	$2,826	$1,701	($181,845)
Other comprehensive income (loss):
Foreign currency translation adjustments	85	355	(132)	341
Recognition of hedge results to interest expense during the period, net of tax of $882 and $1,819, respectively	—	1,421	—	2,928
Amortization of cancelled interest rate swap, net of tax of $137 and $183, respectively	—	220	—	293
Change in fair value of cash flow hedges during the period, net of tax of $82 and $130, respectively	—	(132)	—	(208)

Other comprehensive income (loss)	85	1,864	(132)	3,354

Comprehensive income (loss)	$1,829	$4,690	$1,569	($178,491)

See Notes to Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands, except share data)

	June 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$6,959	$28,626
Accounts receivable, net	76,899	63,546
Inventories:
Finished	63,693	50,771
In process	9,754	11,298
Raw materials	26,924	25,174

Total inventories	100,371	87,243
Other assets	22,589	21,686

Total current assets	206,818	201,101

Properties, net	399,248	410,592
Goodwill, net	391,803	379,696
Other assets	28,099	29,477

Total assets	$1,025,968	$1,020,866

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current maturities of long-term debt	$3,626	$3,432
Accounts payable	93,673	82,106
Interest payable	9,958	11,117
Other current liabilities	56,118	58,334

Total current liabilities	163,375	154,989
Long-term debt	471,512	474,899
Pension liability	43,191	42,310
Other long-term liabilities	42,789	41,630

Total liabilities	720,867	713,828
Shareholders’ equity
Preferred stock, nonvoting, 20,000,000 shares authorized:
Series A, $0.01 par value, no shares issued or outstanding Series B, $0.01 par value, 1,000,000 shares issued and outstanding at stated value of $100 per share	100,000	100,000
Common stock, $0.01 par value 100,000,000 shares authorized and 33,723,676 and 33,477,300 issued and outstanding at June 30, 2003, and December 31, 2002, respectively	337	335
Paid-in capital	412,231	416,048
Unearned compensation	(2,112)	(2,421)
Retained deficit	(177,511)	(179,212)
Accumulated other comprehensive loss	(27,844)	(27,712)

Total shareholders’ equity	305,101	307,038

Total liabilities and shareholders’ equity	$1,025,968	$1,020,866

See Notes to Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Six months ended

		June 30,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$1,701	($181,845)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	31,201	30,716
Amortization of debt issuance costs	1,152	1,945
Loss on early extinguishment of debt	—	15,766
Goodwill impairment	—	180,000
Compensation expense settled in stock	1,422	2,237
Change in current assets and current liabilities, net of effects of acquisition:
Accounts receivable	(13,353)	(14,935)
Inventory	(11,511)	(5,554)
Other current assets	(903)	5,833
Accounts payable	9,967	(11,337)
Interest payable	(1,159)	8,610
Other current liabilities	(2,216)	8,540
Other	2,172	423

Net cash provided by operating activities	18,473	40,399

Cash flows from investing activities:
Capital expenditures	(13,956)	(15,454)
Acquisition of J.D. Cahill Co. assets	(18,088)	—

Net cash used in investing activities	(32,044)	(15,454)

Cash flows from financing activities:
Proceeds from borrowings	139,547	613,100
Repayment of debt	(142,740)	(619,343)
Preferred stock dividends paid	(5,000)	(5,000)
Debt issuance costs	—	(15,922)
Common stock issuance and other	97	436

Net cash used in financing activities	(8,096)	(26,729)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(21,667)	(1,784)
Balance at beginning of period	28,626	6,766

Balance at end of period	$6,959	$4,982

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

     The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited financial statements filed with the Securities and Exchange Commission in the Company’s Form 10-K/A for the year ended December 31, 2002.

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly state the financial position of the Company at June 30, 2003, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

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

     Effective January 1, 2002, the Company assigned the carrying value of its goodwill, totaling $560 million, to one reporting unit. Management completed the transitional impairment testing of the Company’s goodwill and determined that the Company’s goodwill was impaired by $180 million at January 1, 2002. The fair value of the goodwill was derived using the discounted cash flow method. The transitional impairment loss is reflected as a cumulative effect of change in accounting principle in the accompanying statement of operations. Future impairments of goodwill, if any, will be charged to operating income in the period in which impairment arises.

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

     Stock-Based Compensation: The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for stock options or the employee stock purchase plan as all options were granted at the market price. If the Company had elected to recognize compensation cost based on the fair value of the stock options at grant date as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation,” pre-tax compensation expense of $0.3 million and $0.4 million would have been recorded for the quarterly periods ended June 30, 2003 and 2002, respectively; and $1.6 million and $0.8 million would have been recorded for the six month periods ended June 30, 2003 and 2002, respectively. Net loss attributable to common shareholders and loss per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

		(in thousands, except per share data)
Net income (loss) attributable to common shareholders, as reported	($756)	$326	($3,299)	($186,845)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(177)	(244)	(944)	(488)

Pro forma net income (loss) attributable to common shareholders	($933)	$82	($4,243)	($187,333)

Income (loss) per share—basic and diluted:
As reported	($0.02)	$0.01	($0.10)	($5.76)

Pro forma	($0.03)	$—	($0.13)	($5.77)

Note 2. Loss on Early Extinguishment of Debt

     It is the Company’s policy to implement all new accounting pronouncements as they are issued and become effective for the Company. During the first half of 2003, one new accounting pronouncement was adopted.

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

Note 3. Acquisition of J.D. Cahill Co.

     On March 6, 2003, the Company acquired the business of J.D. Cahill Co., Inc. in an asset acquisition for approximately $20.0 million, consisting of approximately $18.1 million in cash and assumption of approximately $1.9 million of liabilities. The assets acquired and liabilities assumed, which consisted of inventories, fixed assets, intangible assets and accounts payable, were valued at approximately $7.9 million, resulting in goodwill of $12.1 million. The change in the carrying amount of the Company’s goodwill during the first half of 2003 relates entirely to the Cahill acquisition. Consolidated operating results for the first half of 2003 include the results of Cahill beginning March 6, 2003. Among other expected benefits, the Company expects to avoid approximately $10 million of future capital spending as a result of this acquisition.

Note 4. New Accounting Pronouncements

     Financial Accounting Standards Board Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities,” was issued in January 2003. FIN No. 46 defines a variable interest entity as a legal entity in which, among other things, the equity investments at risk are not sufficient to finance the operating and closing activities of the entity without additional subordinated financial support from the entity’s investors. The Company is a partner in the Kalamazoo Valley Group Partnership (KVG), which qualifies as a variable interest entity, as defined by FIN No. 46. KVG is a partnership formed to develop and operate a landfill for the partners’ disposal of paper residuals from their respective paperboard mills. KVG borrowed $1.5 million for the construction of the landfill, of which approximately $300 thousand remains unpaid at June 30, 2003. The partners contribute capital annually to meet the partnership’s operating losses. The Company’s annual contribution for the past two years has been approximately $200 thousand. The landfill has been in operation since December 1997; however, since 2000, two of the other partners have closed their paperboard mills and one minority partner was permitted to withdraw by the bankruptcy court. The Company is evaluating its alternatives and liabilities under the partnership agreement and related note, while continuing to use the landfill. However, if the partnership were to close the landfill, the Company’s share of estimated closing costs, perpetual care obligations and debt repayment would approximate $2.5 million under the terms of the partnership agreement. The Company accounts for its interest in KVG using the equity method. The investment balance at June 30, 2003 was negligible. Management is also evaluating its accounting method in light of the new requirements under FIN No. 46, and may conclude that its interest in KVG should be consolidated into the Company’s accounts. FIN No. 46 is effective for the Company’s 2003 third quarter.

     In April 2003, the FASB issued SFAS No. 149. "Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” or SFAS No. 149. This statement will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. SFAS No. 149 will be applicable to existing contracts and new contracts entered into after June 30, 2003. The Company does not expect that the adoption of SFAS No. 149 will have a material effect on its financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” or SFAS No. 150. SFAS No. 150 establishes standards for classification of certain financial instruments that have characteristics of both liabilities and equity in the statement of financial position. SFAS No. 150 is effective for all contracts created or modified after the date the statement was issued and otherwise effective for the Company July 1, 2003. Management does not expect the adoption of SFAS 150 to have a material impact on its financial statements.

Note 5. Proposed Merger with Riverwood

     On March 25, 2003, GPIC entered into a merger agreement with Riverwood Holding, Inc. to effect a stock-for-stock merger with Riverwood. Riverwood will be the accounting acquiror of GPIC and will survive as the new public company listed on the New York Stock Exchange. The new company will take the name Graphic Packaging Corporation. Prior to the merger, Riverwood will complete a 15.21 to 1 stock split of its common stock. GPIC shareholders are expected to receive one share of Riverwood common stock for each share of GPIC common stock they hold. As a condition to closing the merger, the Grover C. Coors Trust will convert its preferred shares into 48,484,848 shares of common stock. Assuming the conversion occurs on August 8, 2003, Riverwood will pay the Grover C. Coors Trust an estimated $19.8 million as consideration for early conversion of the preferred stock. Immediately after the merger, GPIC shareholders will own approximately 42.5% and Riverwood shareholders will own approximately 57.5% of the combined company on a fully diluted basis.

     On May 12, 2003, the thirty-day waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR) expired. Accordingly, the condition to the merger requiring the expiration or termination of the HSR waiting period has been satisfied. In addition to this and other conditions to the merger, the merger must be approved by two-thirds of the combined voting power of GPIC common stock and two thirds of the preferred stock voting as a separate class. The Coors family shareholders, who collectively owned approximately 65.1% of the combined voting power of the Company before the merger, signed a voting agreement with Riverwood in which they agreed to vote in favor of the merger. At a meeting of the shareholders held on August 7, 2003, the merger was approved and is expected to be consummated on August 8, 2003.

     The combined company has commitment letters from a banking syndicate for financing totaling $1.6 billion at the time of merger. Management estimates that up to $1.3 billion will be drawn at the time of merger to repay existing bank debt and to pay transaction costs. The combined company may also refinance GPIC’s and Riverwood’s senior and senior subordinated notes in the principal amount of $850 million. Assuming the GPIC existing senior bank credit facility and the senior subordinated notes are refinanced, a loss on early extinguishment of debt will occur totaling approximately $20 million, consisting of cash tender premiums and non-cash unamortized debt issuance costs.

     For the six months ended June 30, 2003, the Company incurred approximately $3.5 million of merger related costs. Management expects to incur an estimated additional $9 million of transaction costs prior to closing for merger related investment banking, legal and accounting fees. For the six months ended June 30, 2003, the Company also incurred approximately $500 thousand evaluating acquisitions that were not consummated.

     Relating to the proposed merger, Riverwood filed a registration statement with the Securities and Exchange Commission which contains a proxy statement/prospectus that was sent to GPIC shareholders on July 18, 2003.

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

     On February 19, 2002, Chinyun Kim filed a putative class action claim in District Court, Jefferson County, Colorado against the Company and certain of its shareholders and directors. The complaint alleges that the defendants breached their fiduciary duties in connection with the issuance on August 15, 2000, of the Company’s Series B Preferred Stock to the Grover C. Coors Trust (the Trust). Plaintiff is seeking damages in the amount of $43 million or, alternatively, to require transfer to the class of some or all of the Trust’s GPIC common stock into which the convertible preferred stock will be converted. The court dismissed plaintiff’s claim against the Company for breach of fiduciary duty while allowing the plaintiff to proceed against the named directors and shareholders, including certain Coors family trusts. The Company is continuing to provide a defense to this action pursuant to its indemnification obligations. Currently, discovery is being conducted. By order dated June 12, 2003, the court certified a class comprised of all owners of GPIC common stock as of August 2, 2000, excluding the defendants and members of the Coors family and their affiliates and excluding any additional shares purchased by class members after August 2, 2000. The Company believes that the transaction was in the best interest of the Company and its shareholders.

     On April 2, 2003, two separate lawsuits were filed in District Court, Jefferson County, Colorado, against the Company, the Company’s directors and Riverwood relating to the merger between GPIC and Riverwood pursuant to the merger agreement. The complaints were filed by Robert F. Smith and Harold Lightweis, on behalf of themselves and all others similarly situated. Each of the two complaints alleges breach of fiduciary duties by the Company’s directors to the Company’s public shareholders in connection with the merger and that Riverwood aided and abetted the alleged breach. The complaint alleges that the Coors family stockholders negotiated the merger consideration in their own interest and not in the interest of the public stockholders. The complaint seeks an injunction against consummation of the merger, rescission of the merger if it is consummated, unspecified damages, costs and other relief permitted by law and equity. On July 3, 2003, a third lawsuit was filed in District Court of Jefferson County in Colorado, on behalf of a purported class of the Company’s stockholders against the Company, the Company’s directors and Riverwood, alleging that the Company’s directors breached their fiduciary duties to the stockholders of the Company in connection with the negotiation of the proposed merger and that the Company and Riverwood aided and abetted the alleged breach. The complaint alleges that the defendants negotiated the terms of the merger in their own interest and in the interest of certain other insiders (including the Coors family stockholders), to the detriment of the public stockholders. The complaint, which is encaptioned James A. Bederka, On behalf of Himself and All Other Similarly Situated v. Riverwood Holdings Inc., et al., seeks certain equitable relief, including an injunction against the consummation of the merger, rescission of the merger if it is consummated, rescission of the sale on August 15, 2000 of the convertible preferred stock to the Trust and injunction against the conversion of the convertible preferred stock and costs. We believe that these three lawsuits are without merit.

     During its normal course of business, the Company has entered into certain indemnification agreements with directors and officers of the Company to the maximum extent permitted under the laws of the State of Colorado, which are insured under directors and officers liability policies.

     In connection with the sale of various businesses, the Company has periodically agreed to guarantee the collectibility of accounts receivable and indemnify purchasers for certain liabilities for a specified period of time. Such liabilities include, but are not limited to, environmental matters and the indemnification periods generally last for 2 to 15 years. At June 30, 2003, the Company has accrued approximately $3.0 million related to these guarantees and indemnifications.

     In connection with the resale of its aluminum business in 1999, the Company guaranteed accounts receivable owed by the former owner of the business. After the resale, the former owner refused to pay the amounts owed, equal to $2.4 million. Pursuant to the terms of the resale agreement, the Company paid this amount and sued the former owner in the United States District Court for the District of Colorado on April 18, 2000. The former owner counterclaimed for an additional $11.0 million for certain spare parts, and the Company amended its claim to seek an additional $16.0 million in overpayment for raw materials to run the business prior to resale. This claim increased from $14.3 million to $16.0 million after making an adjustment for certain offsets to which the Company was entitled. The parties have filed motions for summary judgment. The Company does not believe that this litigation will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

     The Company originated as the packaging division of Coors Brewing Company, a subsidiary of ACCo. At the time of spin-off from ACCo the Company entered into an agreement with Coors Brewing to continue to supply their packaging needs. The initial agreement had a stated term of five years and has resulted in substantial revenues for GPIC. The Company continues to sell packaging products to Coors Brewing. Coors Brewing accounted for approximately 11% of the Company’s consolidated gross sales in the second quarter of 2003 and 2002. The loss of Coors Brewing as a customer in the foreseeable future could have a material effect on the Company’s results of operations. In the first quarter of 2003, the Company executed a new supply agreement, effective April 1, 2003, with Coors Brewing that will not expire until December 31, 2006.

Note 8. Shareholders’ Rights Plan

     On June 1, 2000, the Company effected a dividend distribution of shareholder rights (the Rights) that carry certain conversion rights in the event of a significant change in beneficial ownership of the Company. One right is attached to each share of the Company’s common stock outstanding and is not detachable until such time as beneficial ownership of 15% or more of the Company’s outstanding common stock has occurred (a Triggering Event) by a person or group of affiliated or associated persons (an Acquiring Person). Each Right entitles each registered holder (excluding the Acquiring Person) to purchase from the Company one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, at a purchase price of $42.00. Registered holders receive shares of the Company’s common stock valued at twice the exercise price of the Right upon exercise. Upon a Triggering Event, the Company is entitled to exchange one share of the Company’s common stock for each right outstanding or to redeem the Rights at the price of $.001 per Right. The Rights will expire on June 1, 2010.

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

     GPC and GPIC were co-borrowers under the Company’s senior bank debt and subordinated debt agreements in effect prior to the refinancing transactions on February 28, 2002. Interest expense under these borrowing agreements was recorded by GPC. In addition, GPC incurred $2.5 million of interest expense in the three months ended June 30, 2003 and 2002, and $5.0 million of interest expense in the six months ended June 30, 2003 and 2002, pursuant to a $100 million intercompany loan from GPIC.

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

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATING INCOME STATEMENT

Three Months Ended June 30, 2003
(in thousands)

			Guarantor	Nonguarantor		Consolidated
	Issuer	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$273,511	$—	$—	$1,483	$—	$274,994
Cost of goods sold	241,197	—	—	1,330	—	242,527

Gross profit	32,314	—	—	153	—	32,467
Selling, general and administrative expense and merger and acquisition transaction costs	19,814	—	—	—	—	19,814
Equity in (earnings) of subsidiaries subsidiaries	115	(219)	(53)	—	157	—

Operating income	12,385	219	53	153	(157)	12,653
Interest (expense) income	(11,935)	2,500	(6)	(256)	—	(9,697)

Income (loss) before taxes	450	2,719	47	(103)	(157)	2,956
Income tax (expense) benefit	(185)	(1,114)	(79)	102	64	(1,212)

Net income (loss)	265	1,605	(32)	(1)	(93)	1,744
Preferred stock dividends declared	—	(2,500)	—	—	—	(2,500)

Net income (loss) attributable to common shareholders	$265	($895)	($32)	($1)	($93)	($756)

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATING INCOME STATEMENT

Three Months Ended June 30, 2002
(in thousands)

			Guarantor	Nonguarantor		Consolidated
	Issuer	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$262,199	$—	$—	$1,718	$—	$263,917
Cost of goods sold	229,779	—	—	1,243	—	231,022

Gross profit	32,420	—	—	475	—	32,895
Selling, general and administrative expense	15,787	—	—	21	—	15,808
Equity in (earnings) of subsidiaries subsidiaries	(250)	(10,926)	(402)	—	11,578	—

Operating income	16,883	10,926	402	454	(11,578)	17,087
Interest (expense) income	(14,968)	2,500	—	15	—	(12,453)

Income before taxes	1,915	13,426	402	469	(11,578)	4,634
Income tax (expense) benefit	(757)	(5,227)	(319)	(21)	4,516	(1,808)

Net income	1,158	8,199	83	448	(7,062)	2,826
Preferred stock dividends declared	—	(2,500)	—	—	—	(2,500)

Net income attributable to common shareholders	$1,158	$5,699	$83	$448	($7,062)	$326

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATING INCOME STATEMENT

Six Months Ended June 30, 2003
(in thousands)

			Guarantor	Nonguarantor		Consolidated
	Issuer	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$532,835	$—	$—	$3,042	$—	$535,877
Cost of goods sold	471,786	—	—	2,915	—	474,701

Gross profit	61,049	—	—	127	—	61,176
Selling, general and administrative expense and merger and acquisition transaction costs	39,180	—	—	—	—	39,180
Equity in (earnings) of subsidiaries	167	1,326	(26)	—	(1,467)	—

Operating income (loss)	21,702	(1,326)	26	127	1,467	21,996
Interest (expense) income	(23,833)	5,000	—	(280)	—	(19,113)

Income (loss) before taxes	(2,131)	3,674	26	(153)	1,467	2,883
Income tax (expense) benefit	873	(1,506)	(70)	123	(602)	(1,182)

Net income (loss)	(1,258)	2,168	(44)	(30)	865	1,701
Preferred stock dividends declared	—	(5,000)	—	—	—	(5,000)

Net income (loss) attributable to common shareholders common shareholders	($1,258)	($2,832)	($44)	($30)	$865	$(3,299)

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATING INCOME STATEMENT

Six Months Ended June 30, 2002
(in thousands)

			Guarantor	Nonguarantor		Consolidated
	Issuer	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$524,551	$—	$—	$3,090	$—	$527,641
Cost of goods sold	457,898	—	—	2,556	—	460,454

Gross profit	66,653	—	—	534	—	67,187
Selling, general and administrative expense	30,651	—	—	44	—	30,695
Equity in (earnings) of subsidiaries subsidiaries	(269)	(4,695)	(460)	—	5,424	—

Operating income	36,271	4,695	460	490	(5,424)	36,492
Interest (expense) income	(28,745)	5,000	—	(4)	—	(23,749)
Loss on early extinguishment of debt	(15,766)	—	—	—	—	(15,766)

Income (loss) before taxes and cumulative effect of change in accounting principle	(8,240)	9,695	460	486	(5,424)	(3,023)
Income tax (expense) benefit	3,213	(3,781)	(369)	—	2,115	1,178

Income (loss) before cumulative effect of change in accounting principle	(5,027)	5,914	91	486	(3,309)	(1,845)
Cumulative effect of change in goodwill accounting, net of tax	(180,000)	—	—	—	—	(180,000)

Net income (loss)	(185,027)	5,914	91	486	(3,309)	(181,845)
Preferred stock dividends declared	—	(5,000)	—	—	—	(5,000)

Net income (loss) attributable to common shareholders	($185,027)	$914	$91	$486	($3,309)	($186,845)

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET

At June 30, 2003
(in thousands)

			Guarantor	Nonguarantor		Consolidated
	Issuer	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS Current assets Cash and cash equivalents	$1,441	$2,375	$—	$3,143	$—	$6,959
Accounts receivable	74,169	2,437	—	293	—	76,899
Inventories	99,775	—	—	596	—	100,371
Other assets	22,500	—	—	24,059	(23,970)	22,589

Total current assets	197,885	4,812	—	28,091	(23,970)	206,818
Properties, net	390,656	—	—	8,592	—	399,248
Goodwill, net	391,803	—	—	—	—	391,803
Other assets	27,924	816,839	6,554	18,393	(841,611)	28,099

Total assets	$1,008,268	$821,651	$6,554	$55,076	($865,581)	$1,025,968

LIABILITIES AND SHAREHOLDERS’ EQUITY Current liabilities Current maturities of long-term debt	$2,129	$—	$—	$1,497	$—	$3,626
Accounts payable	93,290	—	—	383	—	93,673
Interest payable	9,958	—	—	—	—	9,958
Other current liabilities	52,635	24,359	2,525	569	(23,970)	56,118

Total current liabilities	158,012	24,359	2,525	2,449	(23,970)	163,375
Long-term debt	471,512	—	—	233,281	(233,281)	471,512
Other long-term liabilities	187,957	1,863	—	—	(103,840)	85,980

Total liabilities	817,481	26,222	2,525	235,730	(361,091)	720,867
Shareholders’ equity:
Preferred stock	—	100,000	—	—	—	100,000
Common stock	—	337	1,829	1,540	(3,369)	337
Paid-in capital	413,637	447,937	241,459	(180,057)	(512,857)	410,119
Retained earnings (deficit)	(195,959)	247,155	(239,259)	(1,184)	11,736	(177,511)
Accumulated other comprehensive income (loss)	(26,891)	—	—	(953)	—	(27,844)

Total shareholders’ equity	190,787	795,429	4,029	(180,654)	(504,490)	305,101

Total liabilities and shareholders’ equity	$1,008,268	$821,651	$6,554	$55,076	($865,581)	$1,025,968

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET

At December 31, 2002
(in thousands)

			Guarantor	Nonguarantor
	Issuer	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated Total

ASSETS Current assets Cash and cash equivalents	$25,565	$—	$—	$3,061	$—	$28,626
Accounts receivable	60,231	2,437	—	878	—	63,546
Inventories	86,740	—	—	503	—	87,243
Other assets	21,609	—	1	24,046	(23,970)	21,686

Total current assets	194,145	2,437	1	28,488	(23,970)	201,101
Properties, net	401,889	—	—	8,703	—	410,592
Goodwill, net	379,696	—	—	—	—	379,696
Other assets	29,781	561,410	6,880	18,393	(586,987)	29,477

Total assets	$1,005,511	$563,847	$6,881	$55,584	($610,957)	$1,020,866

LIABILITIES AND SHAREHOLDERS’ EQUITY Current liabilities Current maturities of long-term debt	$1,976	$—	$—	$1,456	$—	$3,432
Accounts payable	81,519	24	—	563	—	82,106
Interest payable	11,117	—	—	—	—	11,117
Other current liabilities	55,426	23,691	2,536	651	(23,970)	58,334

Total current liabilities	150,038	23,715	2,536	2,670	(23,970)	154,989
Long-term debt	472,798	—	—	235,383	(233,282)	474,899
Other long-term liabilities	185,968	1,826	—	—	(103,854)	83,940

Total liabilities	808,804	25,541	2,536	238,053	(361,106)	713,828
Shareholders’ equity:
Preferred stock	—	100,000	—	—	—	100,000
Common stock	—	335	1,829	1,540	(3,369)	335
Paid-in capital	418,299	192,984	241,774	(182,077)	(257,353)	413,627
Retained earnings (deficit)	(194,701)	244,987	(239,258)	(1,111)	10,871	(179,212)
Accumulated other comprehensive loss	(26,891)	—	—	(821)	—	(27,712)

Total shareholders’ equity	196,707	538,306	4,345	(182,469)	(249,851)	307,038

Total liabilities and shareholders’ equity	$1,005,511	$563,847	$6,881	$55,584	($610,957)	$1,020,866

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2003
(in thousands)

			Guarantor	Nonguarantor		Consolidated
	Issuer	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided by operating activities	$11,113	$7,278	$—	$82	$—	$18,473

Cash flows from investing activities:
Capital expenditures	(13,956)	—	—	—	—	(13,956)
Acquisition of J.D Cahill Co. assets	(18,088)	—	—	—	—	(18,088)

Net cash used in investing activities	(32,044)	—	—	—	—	(32,044)
Cash flows from financing activities:
Proceeds from borrowings	139,547	—	—	—	—	139,547
Repayment of debt	(142,740)	—	—	—	—	(142,740)
Preferred stock dividends paid	—	(5,000)	—	—	—	(5,000)
Common stock issuance and other	—	97	—	—	—	97

Net cash used in financing activities	(3,193)	(4,903)	—	—	—	(8,096)
Cash and cash equivalents:
Net increase (decrease)	(24,124)	2,375	—	82	—	(21,667)
Balance at beginning of period	25,565	—	—	3,061	—	28,626

Balance at end of period	$1,441	$2,375	$—	$3,143	$—	$6,959

GRAPHIC PACKAGING INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2002
(in thousands)

			Guarantor	Nonguarantor		Consolidated
	Issuer	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided by (used in) operating activities	$37,767	$3,588	($1,200)	$244	$—	$40,399

Cash flows from investing activities:
Capital expenditures	(15,454)	—	—	—		(15,454)
Other investing activities	—	—	1,200	—	(1,200)	—

Net cash provided by (used in) investing activities	(15,454)	—	1,200	—	(1,200)	(15,454)
Cash flows from financing activities:
Proceeds from borrowings	613,100	—	—	—	—	613,100
Repayment of debt	(619,343)	—	—	—	—	(619,343)
Preferred stock dividends paid	—	(5,000)	—	—	—	(5,000)
Debt issuance costs	(15,922)	—	—	—	—	(15,922)
Common stock issuance and other	—	436	—	(1,200)	1,200	436

Net cash used in financing activities	(22,165)	(4,564)	—	(1,200)	1,200	(26,729)
Cash and cash equivalents:
Net increase (decrease)	148	(976)	—	(956)	—	(1,784)
Balance at beginning of period	1,145	976	—	4,645	—	6,766

Balance at end of period	$1,293	$—	$—	$3,689	$—	$4,982

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

     As discussed below, we recently announced our intention to merge with Riverwood Holding, Inc. (Riverwood) in the third quarter of 2003. Riverwood is an integrated provider of paperboard packaging solutions to multinational beverage and consumer products companies.

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

     We market our products directly to our customers through a relatively small internal sales force. Our top 20 customers represent approximately 80% of our gross sales in the first six months of 2003. Our competition includes other large national folding carton companies, as well as numerous smaller regional companies. Our primary competitors include: Caraustar Industries, Inc., Field Container Company, L.P., Gulf States Paper Corporation, MeadWestvaco, Rock-Tenn Company and Smurfit-Stone Container Corporation. We work to maintain our market share through quality, service, efficiency, innovation, competitive pricing and strategic sourcing to our customers.

     In addition, we believe that we have the opportunity to expand the folding carton market by developing new products that can replace other types of packaging. Our research and development organization is closely involved with our customers in the development of new packaging alternatives.

     Cost of Goods Sold. Our costs of goods sold consist primarily of recycled paper fiber, purchased paperboard, paper, aluminum foil, ink, plastic films, resins and labor, which are all variable cost components. Energy is also a component of our costs, particularly or our Kalamazoo, Michigan recycled paperboard mill, where energy represents approximately 14% of cost of goods sold year-to-date. Consolidated variable costs are estimated to be 79% and fixed costs to be 21% of total costs year-to-date.

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

Results of Operations

     Net sales for the three months ended June 30, 2003 were $275.0 million, an increase of $11.1 million, or 4.2%, compared to the second quarter of 2002. Sales for the six months ended June 30, 2003 were $535.9 million, an increase of $8.3 million, or 1.6%, compared to the same period in 2002. Net sales related to the March 6, 2003 J.D. Cahill Co. acquisition were $5.7 million in the second quarter of 2003 and $7.2 million in the six months ended June 30, 2003. Excluding the Cahill sales in 2003, net sales increased by $5.4 million or 2% quarter over quarter and increased by $1.1 million or 0.2% comparing the six month periods. We started to see stronger orders from our largest customers, beginning at the end of the first quarter of 2003, although increases in volume continue to be somewhat softened by pressures on pricing. We have added new business during the first half of 2003, totaling $6.7 million in sales, that also contributed to the improvement year-over-year.

     Gross profit, as a percentage of net sales, was 11.8% for the second quarter of 2003 and 11.4% for the six months ended June 30, 2003. Gross profit, as a percentage of net sales, was 12.5% and 12.7% for the comparable periods in 2002. Price pressure and product mix contributed to the lower margins in 2003. Product mix issues in the first half of 2003 included costs such as scrap and learning curve inefficiencies associated with the introduction of new business.

     Selling, general and administrative expenses, before merger and acquisition costs, were $18.5 million, or 6.7% of net sales, for the three months ended June 30, 2003, and $35.2 million, or 6.6% of net sales, for the six months ended June 30, 2003. In the comparable periods of 2002, these expenses were $15.8 million and $30.7 million, or 6.0% and 5.8% as a percentage of sales, respectively. The quarter-on-quarter increase relates to additional overhead expenses from the acquired J.D. Cahill business, additional legal expenses associated with litigation and patent activity, increased marketing efforts, and other general administrative spending. Increases from the previous year, in addition to those listed above, include additional depreciation and other expenses related to our information systems that had been placed in service during 2002 as well as changes in benefit plan expenses.

     Our merger and acquisition activities in the first half of 2003 resulted in related expenses totaling $4.0 million, which are non-recurring to our business and separately presented in our statement of operations. We anticipate that our total merger and acquisition expenses, including costs related to the Riverwood merger will total approximately $13 million in 2003.

     Interest expense decreased $2.8 million, or 22%, in the second quarter of 2003, compared to the second quarter of 2002. Year-to-date 2003 interest expense is lower than year-to-date 2002 by $4.6 million, or 20%, primarily as a result of lower debt balances, lower market interest rates, and the absence of unfavorable interest swap agreements that were in place during the first half of 2002.

     The effective tax rate for the first half of 2003 was approximately 41%, compared to 39% in the first half of 2002. The effective tax rate could increase in the future due to merger-related costs that we expect will be nondeductible upon consummation of the Riverwood merger.

New Accounting Pronouncements

     Financial Accounting Standards Board Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities,” was issued in January 2003. FIN No. 46 defines a variable interest entity as a legal entity in which, among other things, the equity investments at risk are not sufficient to finance the operating and closing activities of the entity without additional subordinated financial support from the entity’s investors. We are a partner in the Kalamazoo Valley Group Partnership (KVG), which qualifies as a variable interest entity, as defined by FIN No. 46. KVG is a partnership formed to develop and operate a landfill for the partners’ disposal of paper residuals from their respective paperboard mills. KVG borrowed $1.5 million for the construction of the landfill, of which approximately $300 thousand remains unpaid at June 30, 2003. The partners contribute capital annually to meet the partnership’s operating losses. Our annual contribution for the past two years has been approximately $200 thousand. The landfill has been in operation since December 1997; however, since 2000, two of the other partners have closed their paperboard mills and one minority partner was permitted to withdraw by the bankruptcy court. We are evaluating our alternatives and liabilities under the partnership agreement and related note, while continuing to use the landfill. However, if the partnership were to close the landfill, our share of estimated closing costs, perpetual care obligations and debt repayment would approximate $2.5 million under the terms of the partnership agreement. We account for our interest in KVG using the equity method. The investment balance at June 30, 2003 was negligible. Management is also evaluating its accounting method in light of the new requirements under FIN No. 46, and may conclude that its interest in KVG should be consolidated into our accounts. FIN No. 46 is effective for our 2003 third quarter.

     In April 2003, the FASB issued SFAS No. 149. "Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” or SFAS No. 149. This statement will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. SFAS No. 149 will be applicable to existing contracts and new contracts entered into after June 30, 2003. We do not expect that the adoption of SFAS No. 149 will have a material effect on our financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” or SFAS No. 150. SFAS No. 150 establishes standards for classification of certain financial instruments that have characteristics of both liabilities and equity in the statement of financial position. SFAS No. 150 is effective for all contracts created or modified after the date the statement was issued and otherwise effective for us July 1, 2003. We do not expect the adoption of SFAS 150 to have a material impact on our financial statements.

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

     Our company originated as the packaging division of the Coors Brewing Company, a subsidiary of ACCo. At the time of spin-off from ACCo, we entered into an agreement with Coors Brewing to continue to supply their packaging needs. The initial agreements had a stated term of five years and have resulted in substantial revenues for us. We continue to sell packaging products to Coors Brewing. Coors Brewing accounted for approximately 11% of our consolidated gross sales in the second quarter of 2003 and 2002. The loss of Coors Brewing as a customer in the foreseeable future could have a material effect on our results of operations. In the fist quarter of 2003, we executed a new supply agreement, effective April 1, 2003, with Coors Brewing that will not expire until December 31, 2006.

Liquidity and Capital Resources

     We generate our liquidity from both internal and external sources and use it to fund short-term working capital needs, capital expenditures (estimated to be $42 million in 2003), preferred stock dividends and acquisitions.

Capital Structure

     On February 28, 2002, we refinanced our then existing senior bank credit facility with $300 million of senior subordinated notes, carrying interest at 8 5/8%, payable semi-annually and due in 2012, and a new $450 million senior bank credit facility. This refinancing provided the financial flexibility to consider acquisitions and converted a significant amount of our borrowings into long-term borrowings. We collectively refer to these transactions as the “Refinancing Transactions.”

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

     In connection with the Riverwood merger (discussed below), a change of control will occur as defined in the $300 million senior subordinated bond indenture. Under the terms of the indenture, the change of control requires us to commence an offer to purchase all of the senior subordinated notes at 101% of the principal amount outstanding. As of August 1, 2003, we have received acceptance on $297.9 million of an anticipatory offer to purchase these bonds at a price of 102.25% of the principle amount outstanding. In addition, these bondholders have consented to remove a majority of the financial covenants contained in the bond indenture. Consequently, these bonds will be refinanced in connection with the merger, as well as the $450 million senior bank credit facility and any additional bondholders that accept an offer to purchase subsequent to the merger.

     In the event the Riverwood merger is not consummated, we intend to fund future working capital needs, capital expenditures, preferred stock dividends and acquisitions through cash flow generated from operations and borrowings under our senior bank credit facility. One of our wholly-owned subsidiaries, Graphic Packaging Corporation (GPC), is the borrower under the senior bank credit facility and the senior subordinated notes, and GPIC has guaranteed the loans. The senior bank credit facility consists of a $275.0 million, five-year revolving credit facility, or the Revolver, and a $175.0 million, seven-year term loan, or the Term Loan. The Revolver bears interest at LIBOR or Prime Rate plus a spread tied to our leverage, with a single principal payment due at maturity. At August 1, 2003, the Revolver’s interest rate was 5.25%. The Term Loan bears interest at LIBOR or Prime Rate plus a spread, with principal amortization of 1% a year and the balance due at maturity. At August 1, 2003, the Term Loan’s interest rate was 5.75%. The facilities must also be prepaid with an annual cash flow recapture calculation, and with certain proceeds from asset sales, and debt or equity offerings. The senior bank credit facility is secured with first priority liens on all of GPIC’s, GPC’s and our domestic subsidiaries’ material assets. The facility limits our ability to pay dividends other than permitted dividends on the preferred stock, and imposes limitations on the incurrence of additional debt, acquisitions, capital expenditures, repurchase of Company stock and sale of assets.

     Our borrowings consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

Seven-year term loan due 2009 (variable interest rate at 3.87%)	$172,375	$173,250
Five-year revolving credit facility due 2007 (variable interest rate at 3.37%)	—	—
8-5/8% senior subordinated notes due 2012	300,000	300,000
Various notes payable (1)	2,763	5,081

Total	475,138	478,331
Less current maturities	3,626	3,432

Long-term maturities	$471,512	$474,899

(1)	The notes bear interest at rates ranging from 4.00% to 13.06% and mature from 2003 through 2008.

Our maturities of long-term debt as of June 30, 2003 are as follows (in thousands):

2003 (next twelve months)	$3,626
2004	2,103
2005	2,018
2006	1,920
Thereafter	465,471

$475,138

     We maintain an interest rate risk-management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in interest rates. Our specific goals are to (1) manage interest rate sensitivity by modifying the re-pricing or maturity characteristics of some of our debt and (2) lower (where possible) the cost of our borrowed funds. In accordance with our interest rate risk-management strategy, we had contracts in place at December 31, 2001 to hedge the interest rates on our variable rate borrowings in the form of swap agreements on $225.0 million of borrowings and cap agreements on $350.0 million of borrowings. The swap agreements locked in an average LIBOR rate of 6.5%. $150 million of the caps provided upside protection to us if LIBOR moved above 6.75%, and $200.0 million of the caps provided upside protection to us if LIBOR moved above 8.13%. The hedging instruments expired in 2002 and were not replaced, principally because a significant portion of our referenced debt carries a fixed rate.

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

Cash Flows

     Cash and cash equivalents decreased $21.7 million during the first half of 2003, which was the net effect of positive cash flows from operations totaling $18.5 million, capital expenditures of $14.0 million, the purchase of J.D. Cahill Co., Inc. assets for $18.1 million and cash used in financing activities of $8.1 million. Cash provided by operating activities decreased $21.9 million in the first half of 2003 compared to the comparable period in 2002 due primarily to reduced operating income and a use of cash for working capital of $19.2 million in the first half of 2003, compared to a use of cash of $8.8 million in the first six months of 2002. The increase in cash used for working capital in 2003 results primarily from increases in inventories due to stronger sales and accrued interest and other accrued liabilities. Cash used for capital expenditures declined in the first half of 2003 compared to the same period in 2002 primarily due to reduced spending on the Company’s enterprise resource planning system and other information technology projects.

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

     We currently expect that cash flows from operations and borrowings under our credit facility will be adequate to meet our needs for working capital, post-retirement obligations, temporary financing for capital expenditures and debt repayments for the foreseeable future. Our working capital position (including current maturities of long term debt) at June 30, 2003 was $43.4 million. We had $19.1 million borrowed against our revolver at August 1, 2003, with $247.5 million of availability under our $275.0 million facility, due to $8.4 million of letters of credit outstanding. Our letters of credit are used as security against our self-insurance obligations and an outstanding note payable.

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

Pension Plan Assumptions

     We contributed $6.5 million, $2.3 million and $1.4 million to our defined benefit retirement plan in 2002, 2001 and 2000, respectively. Contributions to the pension plan in the first half of 2003 totaled $2.5 million. We expect to contribute a total of $10.0 million to the plan in 2003.

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

Proposed Merger with Riverwood

     On March 25, 2003, we entered into a merger agreement with Riverwood Holding, Inc. to effect a stock-for-stock merger with Riverwood. Riverwood will be the accounting acquiror of GPIC and will survive as the new public company listed on the New York Stock Exchange. The new company will take the name Graphic Packaging Corporation. Prior to the merger, Riverwood will complete a 15.21 to 1 stock split of its common stock. GPIC shareholders are expected to receive one share of Riverwood common stock for each share of GPIC common stock they hold. As a condition to closing the merger, the Grover C. Coors Trust will convert its preferred shares into 48,484,848 shares of common stock. Assuming the conversion occurs on August 8, 2003, Riverwood will pay the Grover C. Coors Trust an estimated $19.8 million as consideration for early conversion of the preferred stock. Immediately after the merger, GPIC shareholders will own approximately 42.5% and Riverwood shareholders will own approximately 57.5% of the combined company on a fully diluted basis.

     On May 12, 2003, the thirty-day waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR) expired. Accordingly, the condition to the merger requiring the expiration or termination of the HSR waiting period has been satisfied. In addition to this and other conditions to the merger, the merger must be approved by two-thirds of the combined voting power of GPIC common stock and two-thirds of the preferred stock voting as a separate class. The Coors family shareholders, who collectively owned approximately 65.1% of the combined voting power of the Company before the merger, signed a voting agreement with Riverwood in which they agreed to vote in favor of the merger. At a meeting of the shareholders held on August 7, 2003, the merger was approved and is expected to be consummated on August 8, 2003.

     The combined company has commitment letters from a banking syndicate for financing totaling $1.6 billion at the time of merger. We estimate that up to $1.3 billion will be drawn at the time of merger and this, together with the new issuance of $850 million of senior subordinated notes, will be used to repay existing bank debt, transaction costs and to refinance GPIC’s and Riverwood’s senior and senior subordinated notes. Assuming the GPIC existing senior bank credit facility and the senior subordinated notes are refinanced, a loss on early extinguishment of debt will occur totaling approximately $20 million, consisting of cash tender premiums and non-cash unamortized debt issuance costs.

     For the six months ended June 30, 2003, we incurred approximately $3.5 million of merger related costs. We expect to incur an estimated additional $9 million of transaction costs prior to closing for merger related investment banking, legal and accounting fees. For the six months ended June 30, 2003, we also incurred approximately $500 thousand evaluating acquisitions that were not consummated.

     Relating to the proposed merger, Riverwood filed a registration statement with the Securities and Exchange Commission which contains a proxy statement/prospectus that was sent to GPIC shareholders on July 18, 2003.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

     As of August 1, 2003, the Company’s capital structure includes $191.5 million that bears interest based upon an underlying rate that fluctuates with short-term interest rates, specifically LIBOR or Prime Rate. As of August 1, 2002, the Company’s capital structure included $202.8 million of debt that bears interest based upon an underlying rate that fluctuated with short-term interest rates, specifically LIBOR. At August 1, 2002, the Company had interest rate swap agreements that locked LIBOR at 5.94% on $65 million of its borrowings. With the Company’s interest rate protection contracts in place last year, a 1% rise in interest rates would have impacted annual pre-tax results by approximately $1.4 million. Currently, a 1% rise in interest rates would impact the Company’s annual pre-tax results by approximately $1.9 million.

Item 4. Controls and Procedures

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-14 under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, as of June 30, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Factors That May Affect Future Results

     Certain statements in this document constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, a) we are dependent on key customers and strategic relationships, and the loss of key customers or these relationships could adversely affect our business, financial condition and results of operations; b) we face intense competition and, if we are unable to compete successfully against other manufacturers of folding cartons, we could lose customers and/or market share and our revenues may decline; c) sales might be lower than expected due to the economy, lower prices, loss of business and customer inventory adjustments; d) market share estimations are based on third-party information that may be or become obsolete or inaccurate; e) we have made and may make acquisitions, and are currently anticipating a merger with Riverwood Holding, Inc. which entails certain risks, and we cannot guarantee that we will realize the expected benefits from future acquisitions, the merger or that our existing operations will not be harmed as a result; f) price fluctuations in raw materials and energy costs could adversely affect our manufacturing costs and ability to obtain the materials we need to manufacture our products; g) we may not be able to adequately protect our intellectual property and proprietary rights, which could harm our future success and competitive position; h) new products in development may not become commercially viable and anticipated new orders may not materialize; i) we are subject to environmental laws and other governmental regulations, and costs related to compliance with, or any liability for failure to comply with, existing or future laws and regulations could adversely affect our business, financial condition and results of operations; j) we may encounter difficulties in our restructuring and reorganization efforts, which could prevent us from accommodating our existing business and capturing new business; k) various Coors family trusts own a significant interest in us and may exercise their control in a manner detrimental to our other investors’ interests; l) terrorist attacks, such as those that occurred on September 11, 2001, and acts of bioterrorism have contributed to economic instability in the United States and further acts of terrorism, bioterrorism, violence or war could affect the markets in which we operate, our business operations, our expectations and other forward-looking statements contained in this document; m) we may be subject to losses that might not be covered in whole or in part by existing insurance coverage, and these uninsured losses could adversely affect our business, financial condition and results of operations; n) selling, general and administrative costs might increase based on adding more staff and programs (including costs to meet increasing corporate compliance requirements), and general cost increases; o) we may be exposed to higher than predicted interest rates on our debt and on any new debt we might incur; p) if we are unable to meet the financial covenants on our debt, we could be subject to higher interest rates or possible default (which could lead to our insolvency); q) we may not be able to maintain our effective tax rate due to the current and future tax laws, our ability to identify and use our tax credit s and other factors; r) purchase savings initiatives, and cost reduction and efficiency programs, such as Six Sigma, might not realize significant future benefits; s) we might not be able to maintain our position as one of the lowest cost producers due to competitors more effectively reducing their costs and improving efficiencies; t) capital expenditures may be more or less than projected and may not be adequate to cover all possible business requirements; u) the company’s ability to generate cash flow may differ from past performance and the cash that is generated may not be used to reduce debt; v) the merger with Riverwood Holding may not result in a new leader in the paperboard industry or improved financial strengths or growth opportunities due to market conditions, customer response to the merger, integration issues, and similar issues; and w) the merger with Riverwood Holding may not be completed becaused of failure to meet other conditions detailed in the merger agreement. Investors are encouraged to read the proxy statement related to the proposed merger with Riverwood Holding that was mailed in July.

     These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K/A for the year ended December 31, 2002. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments necessary to summarize fairly the Company’s financial position and results of operations. Except for certain reclassifications made to consistently report the information contained in the financial statements, all adjustments made to the interim financial statements presented are of a normal recurring nature. The results of operations for the second quarter ended June 30, 2003, may not be indicative of results that may be expected for the year ending December 31, 2003.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On February 19, 2002, Chinyun Kim filed a putative class action claim in District Court, Jefferson County, Colorado against the Company and certain of its shareholders and directors. The complaint alleges that the defendants breached their fiduciary duties in connection with the issuance on August 15, 2000, of the Company’s Series B Preferred Stock to the Grover C. Coors Trust (the Trust). Plaintiff is seeking damages in the amount of $43 million or, alternatively, to require transfer to the class of some or all of the Trust’s GPIC common stock into which the convertible preferred stock will be converted. The court dismissed plaintiff’s claim against the Company for breach of fiduciary duty while allowing the plaintiff to proceed against the named directors and shareholders, including certain Coors family trusts. The Company is continuing to provide a defense to this action pursuant to its indemnification obligations. Currently, discovery is being conducted. By order dated June 12, 2003, the court certified a class comprised of all owners of GPIC common stock as of August 2, 2000, excluding the defendants and members of the Coors family and their affiliates and excluding any additional shares purchased by class members after August 2, 2000. The Company believes that the transaction was in the best interest of the Company and its shareholders.

     In connection with the resale of its aluminum business in 1999, the Company guaranteed accounts receivable owed by the former owner of the business. After the resale, the former owner refused to pay the amounts owed, equal to $2.4 million. Pursuant to the terms of the resale agreement, the Company paid this amount and sued the former owner in the United States District Court for the District of Colorado on April 18, 2000. The former owner counterclaimed for an additional $11.0 million for certain spare parts, and the Company amended its claim to seek an additional $16.0 million in overpayment for raw materials to run the business prior to resale. This claim increased from $14.3 million to $16.0 million after making an adjustment for certain offsets to which the Company was entitled. The parties have filed motions for summary judgment. The Company does not believe that this litigation will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

     On April 2, 2003, two separate lawsuits were filed in District Court, Jefferson County, Colorado, against the Company, the Company’s directors and Riverwood relating to the merger between GPIC and Riverwood pursuant to the merger agreement. The complaints were filed by Robert F. Smith and Harold Lightweis, on behalf of themselves and all others similarly situated. Each of the two complaints alleges breach of fiduciary duties by the Company’s directors to the Company’s public shareholders in connection with the merger and that Riverwood aided and abetted the alleged breach. The complaint alleges that the Coors family stockholders negotiated the merger consideration in their own interest and not in the interest of the public stockholders. The complaint seeks an injunction against consummation of the merger, rescission of the merger if it is consummated, unspecified damages, costs and other relief permitted by law and equity. On July 3, 2003, a third lawsuit was filed in District Court of Jefferson County in Colorado, on behalf of a purported class of the Company’s stockholders against the Company, the Company’s directors and Riverwood, alleging that the Company’s directors breached their fiduciary duties to the stockholders of the Company in connection with the negotiation of the proposed merger and that the Company and Riverwood aided and abetted the alleged breach. The complaint alleges that the defendants negotiated the terms of the merger in their own interest and in the interest of certain other insiders (including the Coors family stockholders), to the detriment of the public stockholders. The complaint, which is encaptioned James A. Bederka, On behalf of Himself and All Other Similarly Situated v. Riverwood Holdings Inc., et al., seeks certain equitable relief, including an injunction against the consummation of the merger, rescission of the merger if it is consummated, rescission of the sale on August 15, 2000 of the convertible preferred stock to the Trust and injunction against the conversion of the convertible preferred stock and costs. We believe that these three lawsuits are without merit.

Item 4. Submission of Matters to a Vote of the Shareholders

     At the May 13, 2003 annual meeting of the Company’s shareholders, the following matters were submitted for a vote of the shareholders. The report of the Inspectors of Election is below.

     There were 57,946,100 shares of common stock (including voting rights of preferred stock) entitled to vote at the meeting and a total of 50,709,614 shares (87.51%) were represented at the meeting.

     (1)  Election of two directors for a three-year term.

	FOR	WITHHOLD
John D. Beckett	47,656,537	3,053,077
William K. Coors	50,245,054	464,560

The other directors whose term of office continued after the meeting are Jeffrey H. Coors, Harold R. Logan, Jr., James K. Peterson and John H. Stookey.

     (2)  Approval of an amendment and restatement to the Company’s Executive Incentive Plan to, among other things, add additional financial measures which may be used to set financial goals for plan participants.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
46,507,801	700,568	973,815	2,527,430

     At the August 7, 2003 special meeting of the Company’s shareholders, the following matter was submitted for a vote of the shareholders. The report of the Inspectors of Election is below.

     There were 57,966,100 shares of common stock and 1,000,000 shares of 10% Series B Convertible Preferred Stock entitled to vote at the meeting. A total of 46,064,883 shares of common stock (79.5%) and 1,000,000 shares of Preferred Stock (100%) were represented at the meeting.

     (1)  Approval of the Agreement and Plan of Merger by and among Riverwood Holding, Inc., Riverwood Acquisition Sub LLC, and Graphic Packaging International Corporation.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
45,889,869	154,221	20,793	0
1,000,000	0	0	0

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

Exhibit
Number	Document Description

2.1	Amendment No. 1 to Agreement and Plan of Merger, dated as of July 11, 2003, among Riverwood Holding, Inc., Riverwood Acquisition Sub LLC and Graphic Packaging International Corporation. (Incorporated by reference to Amendment No. 3 of Form S-4 filed on July 17, 2003)
2.2	Amendment No. 1 to Voting Agreement, dated as of July 11, 2003, between Riverwood Holding, Inc. and persons listed on the signature pages thereof. (Incorporated by reference to Amendment No. 3 of Form S-4 filed on July 17, 2003)
10.1	Amendment No. 2 to Stockholders Agreement, dated as of June 12, 2003, by and among Riverwood Holding, Inc., the Family Stockholders named therein, Clayton Dubilier & Rice Fund V Limited Partnership and EXOR Group S.A. (Incorporated by reference to Amendment No. 1 of Form S-4 filed June 13, 2003)
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     On April 16, 2003, the Company filed a Current Report on Form 8-K disclosing two putative class action lawsuits relating to the proposed merger transaction between the Company and Riverwood Holding, Inc.

     On May 5, 2003, the Company filed a Current Report on Form 8-K disclosing the first quarter 2003 earnings release on April 29, 2003, plus additional disclosures made during the subsequent conference call.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAPHIC PACKAGING INTERNATIONAL CORPORATION

Date: August 7, 2003	By /s/ Luis E. Leon Luis E. Leon (Chief Financial Officer)

Date: August 7, 2003	By /s/ John S. Norman John S. Norman (Vice President and Controller)

Exhibit Index

Exhibit
Number	Document Description

2.1	Amendment No. 1 to Agreement and Plan of Merger, dated as of July 11, 2003, among Riverwood Holding, Inc., Riverwood Acquisition Sub LLC and Graphic Packaging International Corporation. (Incorporated by reference to Amendment No. 3 of Form S-4 filed on July 17, 2003)
2.2	Amendment No. 1 to Voting Agreement, dated as of July 11, 2003, between Riverwood Holding, Inc. and persons listed on the signature pages thereof. (Incorporated by reference to Amendment No. 3 of Form S-4 filed on July 17, 2003)
10.1	Amendment No. 2 to Stockholders Agreement, dated as of June 12, 2003, by and among Riverwood Holding, Inc., the Family Stockholders named therein, Clayton Dubilier & Rice Fund V Limited Partnership and EXOR Group S.A. (Incorporated by reference to Amendment No. 1 of Form S-4 filed June 13, 2003)
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.